Form 10-Q
period 2002-06-30
OWENS ILLINOIS GROUP INC
filed 2002-08-09
CIK 812233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)                          FORM 10-Q

    /X/     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2002
                                       or
    / /     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           Owens-Illinois Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                       333-85690                      34-1559348
----------------                  -----------                -------------------
(State or other                   (Commission                   (IRS Employer
jurisdiction of                    File No.)                 Identification No.)
incorporation or
organization)

                           One SeaGate, Toledo, Ohio                    43666
--------------------------------------------------------------------------------
                  (Address of principal executive offices)            (Zip Code)

                                  419-247-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Owens-Illinois Group, Inc. $.01 par value common stock - 100 shares at July 31, 2002.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Registrant's December 31, 2001 audited Consolidated Financial Statements and notes thereto, included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2002, as amended.

                           OWENS-ILLINOIS GROUP, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                    Three months ended June 30, 2002 and 2001
                              (Dollars in millions)

                                                                2002           2001
                                                            -----------    -----------
Revenues:
 Net sales                                                  $   1,497.3    $   1,389.8
 Royalties and net technical assistance                             6.3            7.5
 Equity earnings                                                    6.2            5.3
 Interest                                                           6.6            8.4
 Other                                                              6.6          482.3
                                                            -----------    -----------
                                                                1,523.0        1,893.3

Costs and expenses:
 Manufacturing, shipping, and delivery                          1,153.1        1,083.3
 Research and development                                           9.2           10.2
 Engineering                                                        9.7            7.9
 Selling and administrative                                        83.9          101.5
 Interest                                                         106.2          116.9
 Other                                                             10.9          131.5
                                                            -----------    -----------
                                                                1,373.0        1,451.3
                                                            -----------    -----------
Earnings before items below                                       150.0          442.0

Provision for income taxes                                         47.3          193.1

Minority share owners' interests in earnings of
 subsidiaries                                                       5.8            1.3
                                                            -----------    -----------
Earnings before extraordinary item                                 96.9          247.6

Extraordinary charge from early extinguishment of debt,
 net of applicable income taxes                                                   (4.1)
                                                            -----------    -----------
Net earnings                                                $      96.9    $     243.5
                                                            ===========    ===========

                             See accompanying notes.

                           OWENS-ILLINOIS GROUP, INC.
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
                     Six months ended June 30, 2002 and 2001
                              (Dollars in millions)

                                                                2002           2001
                                                            -----------    -----------
Revenues:
 Net sales                                                  $   2,808.2    $   2,695.9
 Royalties and net technical assistance                            13.1           12.9
 Equity earnings                                                   12.2            8.9
 Interest                                                          11.9           14.9
 Other                                                             15.9          525.2
                                                            -----------    -----------
                                                                2,861.3        3,257.8

Costs and expenses:

 Manufacturing, shipping, and delivery                          2,172.9        2,111.0
 Research and development                                          20.0           20.4
 Engineering                                                       17.5           14.7
 Selling and administrative                                       164.7          179.9
 Interest                                                         207.1          230.4
 Other                                                             19.9          178.4
                                                            -----------    -----------
                                                                2,602.1        2,734.8
                                                            -----------    -----------
Earnings before items below                                       259.2          523.0

Provision for income taxes                                         81.8          220.3

Minority share owners' interests in earnings of
 subsidiaries                                                      10.3            6.2
                                                            -----------    -----------
Earnings  before extraordinary items and
 cumulative effect of accounting change                           167.1          296.5

Extraordinary charges from early extinguishment of debt,
 net of applicable income taxes                                    (6.7)          (4.1)

Cumulative effect of accounting change                           (460.0)
                                                            -----------    -----------
Net earnings (loss)                                         $    (299.6)   $     292.4
                                                            ===========    ===========

                           OWENS-ILLINOIS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 2002, December 31, 2001, and June 30, 2001
                              (Dollars in millions)

                                                              June 30,       Dec. 31,       June 30,
                                                                2002           2001           2001
                                                            -----------    -----------    -----------
Assets
Current assets:
 Cash, including time deposits                              $     139.3    $     155.6    $     145.8
 Short-term investments, at cost which
  approximates market                                              16.7           16.4           14.4
 Receivables, less allowances for losses and
  discounts ($56.9 at June 30, 2002, $71.1
  at December 31, 2001, and $49.4 at
  June 30, 2001)                                                  851.8          754.5          883.7
 Inventories                                                      882.6          836.7          815.5
 Prepaid expenses                                                 172.3          147.0           86.4
                                                            -----------    -----------    -----------

     Total current assets                                       2,062.7        1,910.2        1,945.8

Investments and other assets:
 Equity investments                                               170.6          166.1          177.9
 Repair parts inventories                                         191.7          199.2          207.2
 Prepaid pension                                                  926.2          879.5          815.4
 Deposits, receivables, and other assets                          633.1          582.4          574.8
 Goodwill                                                       2,661.7        2,995.3        2,958.8
                                                            -----------    -----------    -----------

     Total other assets                                         4,583.3        4,822.5        4,734.1

Property, plant, and equipment, at cost                         5,947.6        5,796.2        5,467.6
Less accumulated depreciation                                   2,664.7        2,536.3        2,395.0
                                                            -----------    -----------    -----------

 Net property, plant, and equipment                             3,282.9        3,259.9        3,072.6
                                                            -----------    -----------    -----------

Total assets                                                $   9,928.9    $   9,992.6    $   9,752.5
                                                            ===========    ===========    ===========

                                                              June 30,       Dec. 31,       June 30,
                                                                2002           2001           2001
                                                            -----------    -----------    -----------
Liabilities and Share Owner's Equity
Current liabilities:
 Short-term loans and long-term debt
  due within one year                                       $      92.4    $      71.2    $     107.6
 Accounts payable and other liabilities                         1,053.0          940.3          857.6
                                                            -----------    -----------    -----------
     Total current liabilities                                  1,145.4        1,011.5          965.2

Long-term debt                                                  5,369.6        5,329.7        5,232.7
Deferred taxes                                                    504.4          479.8          445.4
Nonpension postretirement benefits                                290.5          303.4          282.4
Other liabilities                                                 485.5          386.9          382.6
Commitments and contingencies
Minority share owners' interests                                  137.9          159.3          151.3
Share owner's equity:
 Common stock, par value $.01 per share
  1,000 shares authorized, 100 shares
  issued and outstanding                                              -              -              -
 Other contributed capital                                      1,667.4        1,735.1        1,813.9
 Retained earnings                                                863.6        1,163.2        1,099.0
 Accumulated other comprehensive income (loss)                   (535.4)        (576.3)        (620.0)
                                                            -----------    -----------    -----------

     Total share owner's equity                                 1,995.6        2,322.0        2,292.9
                                                            -----------    -----------    -----------

Total liabilities and share owner's equity                  $   9,928.9    $   9,992.6    $   9,752.5
                                                            ===========    ===========    ===========

                             See accompanying notes.

                           OWENS-ILLINOIS GROUP, INC.
                        CONDENSED CONSOLIDATED CASH FLOWS
                     Six months ended June 30, 2002 and 2001
                              (Dollars in millions)

                                                                2002           2001
                                                            -----------    -----------
Cash flows from operating activities:
 Net earnings before extraordinary items
  and cumulative effect of accounting change                $     167.1    $     296.5
 Non-cash charges:
  Depreciation                                                    217.2          200.2
  Amortization of deferred costs                                   25.0           66.6
  Restructuring costs and write-offs of certain assets                           123.3
  Deferred tax provision                                           34.1          160.8
  Gains on asset sales and divestitures                                         (470.3)
  Other                                                           (76.7)         (40.4)
 Change in non-current operating assets                             7.3           (3.8)
 Reduction of non-current liabilities                             (11.8)          (3.1)
 Change in components of working capital                          (24.8)        (245.3)
                                                            -----------    -----------
  Cash provided by operating activities                           337.4           84.5

Cash flows from investing activities:
 Additions to property, plant, and equipment                     (237.8)        (219.9)
 Net cash proceeds from divestitures                               19.2          581.5
 Acquisitions, net of cash acquired                                (3.5)         (31.6)
                                                            -----------    -----------
  Cash provided by (utilized in) investing activities            (222.1)         330.0

Cash flows from financing activities:
 Additions to long-term debt                                    1,166.0        3,673.6
 Repayments of long-term debt                                  (1,150.4)      (1,232.2)
 (Distribution to) investment by parent                          (102.5)           8.6
 Net change in payable to parent                                              (2,857.0)
 Payment of finance fees                                          (18.0)         (62.1)
 Increase (decrease) in short-term loans                           25.7           (6.4)
 Collateral deposits for certain derivative instruments           (50.8)
                                                            -----------    -----------
  Cash utilized in financing activities                          (130.0)        (475.5)

Effect of exchange rate fluctuations on cash                       (1.6)         (22.9)
                                                            -----------    -----------
Decrease in cash                                                  (16.3)         (83.9)

Cash at beginning of period                                       155.6          229.7
                                                            -----------    -----------
Cash at end of period                                       $     139.3    $     145.8
                                                            ===========    ===========

                             See accompanying notes.

                           OWENS-ILLINOIS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Tabular data in millions of dollars

1. BASIS OF PRESENTATION

The Company is a wholly-owned subsidiary of Owens-Illinois, Inc. ("OI Inc."). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

2. INVENTORIES

Major classes of inventories are as follows:

                                                              June 30,       Dec. 31,       June 30,
                                                                2002           2001           2001
                                                            -----------    -----------    -----------
   Finished goods                                           $     689.1    $     641.8    $     619.2
   Work in process                                                  6.3            6.2            8.4
   Raw materials                                                  120.2          125.3          119.3
   Operating supplies                                              67.0           63.4           68.6
                                                            -----------    -----------    -----------

                                                            $     882.6    $     836.7    $     815.5
                                                            ===========    ===========    ===========

3. LONG-TERM DEBT

The following table summarizes the Company's consolidated long-term debt:

-----------------------------------------------------------------------------------------------------
                                                              June 30,       Dec. 31,       June 30,
                                                                2002           2001           2001
                                                            -----------    -----------    -----------
Secured Credit Agreement:
 Revolving Credit Facility:
  Revolving Loans                                           $   2,456.1    $   2,410.4    $   2,309.0
 Term Loan                                                         65.0        1,045.0        1,045.0
Senior Secured Notes:
 8.875%, due 2009                                               1,000.0
Payable to OI Inc.                                              1,700.0        1,700.0        1,700.0
Other                                                             173.9          205.1          207.7
-----------------------------------------------------------------------------------------------------

                                                                5,395.0        5,360.5        5,261.7

 Less amounts due within one year                                  25.4           30.8           29.0
-----------------------------------------------------------------------------------------------------

  Long-term debt                                            $   5,369.6    $   5,329.7    $   5,232.7
=====================================================================================================

At June 30, 2002, the Company's subsidiary borrowers had unused credit of $442.1 million available under the Secured Credit Agreement.

The weighted average interest rate on borrowings outstanding under the Revolving Credit Facility at June 30, 2002 was 3.89%. Including the effects of cross-currency swap agreements related to Revolving Credit Facility borrowings by the Company's Australian, U.K., and Canadian subsidiaries, the weighted average interest rate was 5.18%.

The weighted average interest rate on borrowings outstanding under the Term Loan at June 30, 2002 was 4.36%.

During January 2002, a subsidiary of the Company, Owens-Brockway Glass Container Inc., completed a $1.0 billion private placement of senior secured notes and on August 5, 2002, completed its offer to exchange those notes for notes with the same terms and conditions that have been registered under the Securities Act of 1933. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding Term Loan under the Agreement by $980.0 million. As a result, the Company wrote off unamortized deferred financing fees in January 2002 related to the Term Loan and recorded an extraordinary charge of $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts, among other things, the ability of the Company's subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

4. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois Group, Inc. (the "Parent"); (2) Owens-Brockway Glass Container Inc. (the "Issuer"); (3) those domestic subsidiaries which will guarantee the 8 7/8% Senior Secured Notes of the Issuer (the "Guarantor Subsidiaries"); and (4) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly-owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several. The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

                                                                    June 30, 2002
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Balance Sheet
Current assets:
 Accounts receivable          $         -    $     232.5    $      141.1    $      545.1    $      (66.9)   $      851.8
 Inventories                                       150.8           198.9           533.5            (0.6)          882.6
 Other current assets                               (2.9)          161.5           169.5             0.2           328.3
                              -----------    -----------    ------------    ------------    ------------    ------------

Total current assets                    -          380.4           501.5         1,248.1           (67.3)        2,062.7

Investments in and advances
 to subsidiaries                  3,695.6        1,948.1           148.4                        (5,792.1)              -

Goodwill                                           547.8         1,038.8         1,075.1                         2,661.7

Other non-current assets                           251.3         1,075.1           602.6            (7.4)        1,921.6
                              -----------    -----------    ------------    ------------    ------------    ------------
Total other assets                3,695.6        2,747.2         2,262.3         1,677.7        (5,799.5)        4,583.3

Property, plant and
 equipment, net                                    606.9         1,096.6         1,579.4                         3,282.9
                              -----------    -----------    ------------    ------------    ------------    ------------

Total assets                  $   3,695.6    $   3,734.5    $    3,860.4    $    4,505.2    $   (5,866.8)   $    9,928.9
                              ===========    ===========    ============    ============    ============    ============
Current liabilities :
 Accounts payable and
  accrued liabilities         $         -    $     232.5    $      327.2    $      550.5    $      (57.2)   $    1,053.0
 Short-term loans and
  long-term debt due
  within one year                                                    0.2            92.2                            92.4
                              -----------    -----------    ------------    ------------    ------------    ------------
Total current liabilities               -          232.5           327.4           642.7           (57.2)        1,145.4
Long-term debt                    1,700.0        1,679.9           851.2         1,138.5                         5,369.6

Other non-current liabilities
 and minority interests                             78.6           736.2           594.0             9.5         1,418.3

Investments by and advances
 from parent                                     1,743.5         1,945.6         2,130.0        (5,819.1)              -
Share owner's equity              1,995.6                                                                        1,995.6
                              -----------    -----------    ------------    ------------    ------------    ------------
Total liabilities and
 share owners' equity         $   3,695.6    $   3,734.5    $    3,860.4    $    4,505.2    $   (5,866.8)   $    9,928.9
                              ===========    ===========    ============    ============    ============    ============

                                                                    December 31, 2001
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Balance Sheet
Current assets:
 Accounts receivable          $         -    $     123.7    $      185.8    $      517.0    $      (72.0)   $      754.5
 Inventories                                       162.9           212.1           462.5            (0.8)          836.7
 Other current assets                                1.1           155.2           162.5             0.2           319.0
                              -----------    -----------    ------------    ------------    ------------    ------------
Total current assets                    -          287.7           553.1         1,142.0           (72.6)        1,910.2

Investments in and advances
 to subsidiaries                  4,022.0        1,967.5            57.1                        (6,046.6)              -

Goodwill                                           554.6         1,447.7           993.0                         2,995.3

Other non-current assets                           255.0         1,050.0           528.1            (5.9)        1,827.2
                              -----------    -----------    ------------    ------------    ------------    ------------
Total other assets                4,022.0        2,777.1         2,554.8         1,521.1        (6,052.5)        4,822.5

Property, plant and
 equipment, net                                    600.9         1,105.9         1,553.1                         3,259.9
                              -----------    -----------    ------------    ------------    ------------    ------------

Total assets                  $   4,022.0    $   3,665.7    $    4,213.8    $    4,216.2    $   (6,125.1)   $    9,992.6
                              ===========    ===========    ============    ============    ============    ============
Current liabilities :
 Accounts payable and
  accrued liabilities         $         -    $     183.9    $      317.0    $      496.6    $      (57.2)   $      940.3
 Short-term loans and
  long-term debt due
  within one year                                                    4.8            66.4                            71.2
                              -----------    -----------    ------------    ------------    ------------    ------------
Total current liabilities               -          183.9           321.8           563.0           (57.2)        1,011.5
Long-term debt                    1,700.0        1,661.3           851.3         1,117.1                         5,329.7

Other non-current liabilities
 and minority interests                             92.3           746.9           482.4             7.8         1,329.4


Investments by and advances
 from parent                                     1,728.2         2,293.8         2,053.7        (6,075.7)              -

Share owner's equity              2,322.0                                                                        2,322.0
                              -----------    -----------    ------------    ------------    ------------    ------------

Total liabilities and
 share owners' equity         $   4,022.0    $   3,665.7    $    4,213.8    $    4,216.2    $   (6,125.1)   $    9,992.6
                              ===========    ===========    ============    ============    ============    ============

                                                                     June 30, 2001
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Balance Sheet
Current assets:
 Accounts receivable          $         -    $     224.2    $      244.3    $      489.6    $      (74.4)   $      883.7
 Inventories                                       180.7           211.9           422.9                           815.5
 Other current assets                               17.8            62.3           166.7            (0.2)          246.6
                              -----------    -----------    ------------    ------------    ------------    ------------
Total current assets                    -          422.7           518.5         1,079.2           (74.6)        1,945.8

Investments in and advances
 to subsidiaries                  3,992.9        1,854.2           (23.5)                       (5,823.6)              -

Goodwill                                           564.7         1,487.0           907.1                         2,958.8

Other non-current assets                           273.4         1,010.6           495.8            (4.5)        1,775.3
                              -----------    -----------    ------------    ------------    ------------    ------------
Total other assets                3,992.9        2,692.3         2,474.1         1,402.9        (5,828.1)        4,734.1

Property, plant and
 equipment, net                                    596.2         1,066.4         1,410.0                         3,072.6
                              -----------    -----------    ------------    ------------    ------------    ------------

Total assets                  $   3,992.9    $   3,711.2    $    4,059.0    $    3,892.1    $   (5,902.7)   $    9,752.5
                              ===========    ===========    ============    ============    ============    ============
Current liabilities :
 Accounts payable and
  accrued liabilities         $         -    $     154.3    $      275.1    $      472.3    $      (44.1)   $      857.6
 Short-term loans and
  long-term debt due
  within one year                                                    4.6           103.0                           107.6
                              -----------    -----------    ------------    ------------    ------------    ------------
Total current liabilities              --          154.3           279.7           575.3           (44.1)          965.2

Long-term debt                    1,700.0        1,621.0           852.4         1,059.3                         5,232.7

Other non-current liabilities
 and minority interests                            129.0           740.9           381.6            10.2         1,261.7

Investments by and advances
 from parent                                     1,806.9         2,186.0         1,875.9        (5,868.8)              -
Share owner's equity              2,292.9                                                                        2,292.9
                              -----------    -----------    ------------    ------------    ------------    ------------

Total liabilities and
 share owners' equity         $   3,992.9    $   3,711.2    $    4,059.0    $    3,892.1    $   (5,902.7)   $    9,752.5
                              ===========    ===========    ============    ============    ============    ============

                                                            Three months ended June 30, 2002
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Results of Operations

Net sales                     $         -    $     434.8    $      398.0    $      688.8    $      (24.3)   $    1,497.3
Interest                                                             0.5             6.1                             6.6
Equity earnings from
 subsidiaries                        96.9           43.3             6.4                          (146.6)              -
Other equity earnings                                3.6             0.8             1.8                             6.2
Other revenue                                       10.6             2.4             6.4            (6.5)           12.9
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total revenue                       96.9          492.3           408.1           703.1          (177.4)        1,523.0

Manufacturing, shipping,
 and delivery                                      329.6           300.2           552.5           (29.2)        1,153.1
Research, engineering,
 selling, administrative,
 and other                                          20.6            49.1            44.2            (0.2)          113.7
Net intercompany interest           (33.2)          19.8            11.7             1.7                               -
Other interest expense               33.2           32.2            11.3            29.5                           106.2
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total costs and expense                -          402.2           372.3           627.9           (29.4)        1,373.0

Earnings before
 items below                         96.9           90.1            35.8            75.2          (148.0)          150.0

Provision for
 income taxes                                       17.8             9.7            20.0            (0.2)           47.3

Minority share owners'
 interests in earnings of
 subsidiaries                                                                        5.5             0.3             5.8
                              -----------    -----------    ------------    ------------    ------------    ------------
Net income                    $      96.9    $      72.3    $       26.1    $       49.7    $     (148.1)   $       96.9
                              ===========    ===========    ============    ============    ============    ============

                                                            Three months ended June 30, 2001
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Results of Operations

Net sales                     $         -    $     463.6    $      410.9    $      552.7    $      (37.4)   $    1,389.8
Interest                                             0.4             0.9             7.1                             8.4
Equity earnings from
 subsidiaries                       247.6          (26.2)            2.4                          (223.8)              -
Other equity earnings                                2.6             0.9             1.8                             5.3
Other revenue                                        9.6           478.3             7.5            (5.6)          489.8
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total revenue                      247.6          450.0           893.4           569.1          (266.8)        1,893.3

Manufacturing, shipping,
 and delivery                                      365.6           319.0           441.5           (42.8)        1,083.3
Research, engineering,
 selling, administrative,
 and other                                          41.2           113.9            95.8             0.2           251.1
Net intercompany interest           (48.8)          34.1            12.9             1.8                               -
Other interest expense               48.8           20.0            14.5            33.6                           116.9
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total costs and expense                -          460.9           460.3           572.7           (42.6)        1,451.3

Earnings (loss) before
 items below                        247.6          (10.9)          433.1            (3.6)         (224.2)          442.0

Provision for income taxes                           7.1           171.0            15.0                           193.1

Minority share owners'
 interests in earnings of
 subsidiaries                                                                        5.2            (3.9)            1.3
                              -----------    -----------    ------------    ------------    ------------    ------------
Earnings (loss) before
 extraordinary charge               247.6          (18.0)          262.1           (23.8)         (220.3)          247.6

Extraordinary charge                 (4.1)                          (4.1)                            4.1            (4.1)
                              -----------    -----------    ------------    ------------    ------------    ------------
Net income (loss)             $     243.5    $     (18.0)   $      258.0    $      (23.8)   $     (216.2)   $      243.5
                              ===========    ===========    ============    ============    ============    ============

                                                           Six months ended June 30, 2002
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Results of Operations

Net sales                     $         -    $     825.0    $      770.6    $    1,254.6    $      (42.0)   $    2,808.2
Interest                                                             1.1            10.8                            11.9
Equity earnings from
 subsidiaries                       167.1           76.2            11.2                          (254.5)              -
Other equity earnings                                7.1             1.7             3.4                            12.2
Other revenue                                       22.6             6.1            12.3           (12.0)           29.0
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total revenue                      167.1          930.9           790.7         1,281.1          (308.5)        2,861.3

Manufacturing, shipping,
 and delivery                                      637.6           582.1         1,005.1           (51.9)        2,172.9
Research, engineering,
 selling, administrative,
 and other                                          40.9            97.6            83.6                           222.1
Net intercompany interest           (66.3)          39.5            23.3             3.5                               -
Other interest expense               66.3           60.8            23.3            56.7                           207.1
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total costs and expense                -          778.8           726.3         1,148.9           (51.9)        2,602.1

Earnings before
 items below                        167.1          152.1            64.4           132.2          (256.6)          259.2

Provision for
 income taxes                                       29.3            18.2            34.8            (0.5)           81.8

Minority share owners'
 interests in earnings
 of subsidiaries                                                                    10.0             0.3            10.3
                              -----------    -----------    ------------    ------------    ------------    ------------
Earnings before
 extraordinary charge and
 cumulative effect
 of accounting change               167.1          122.8            46.2            87.4          (256.4)          167.1
Extraordinary charge                 (6.7)          (6.7)                                            6.7            (6.7)
Cumulative effect of
 accounting change                 (460.0)         (47.0)         (413.0)          (57.1)          517.1          (460.0)
                              -----------    -----------    ------------    ------------    ------------    ------------
Net income (loss)             $    (299.6)   $      69.1    $     (366.8)   $       30.3    $      267.4    $     (299.6)
                              ===========    ===========    ============    ============    ============    ============

                                                           Six months ended June 30, 2001
                              ------------------------------------------------------------------------------------------

                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Results of Operations

Net sales                     $         -    $     874.1    $      793.2    $    1,087.8    $      (59.2)   $    2,695.9
Interest                                             0.4             1.4            13.1                            14.9
Equity earnings from
 subsidiaries                       296.5            2.9             8.3                          (307.7)              -
Other equity earnings                                5.3             2.0             1.6                             8.9
Other revenue                                       14.1           509.0            25.4           (10.4)          538.1
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total revenue                      296.5          896.8         1,313.9         1,127.9          (377.3)        3,257.8

Manufacturing, shipping,
 and delivery                                      696.9           610.3           873.3           (69.5)        2,111.0
Research, engineering,
 selling, administrative,
 and other                                          65.5           183.9           143.6             0.4           393.4
Net intercompany interest          (133.6)          86.1            44.0             3.5                               -
 Other interest expense             133.6           20.0            15.4            61.4                           230.4
                              -----------    -----------    ------------    ------------    ------------    ------------
 Total costs and expense                -          868.5           853.6         1,081.8           (69.1)        2,734.8

Earnings before
 items below                        296.5           28.3           460.3            46.1          (308.2)          523.0

Provision for
 income taxes                                       11.4           184.5            24.5            (0.1)          220.3

Minority share owners'
 interests in earnings
 of subsidiaries                                                                    10.4            (4.2)            6.2
                              -----------    -----------    ------------    ------------    ------------    ------------
Earnings before
 extraordinary charge               296.5           16.9           275.8            11.2          (303.9)          296.5
Extraordinary charge                 (4.1)                          (4.1)                            4.1            (4.1)
                              -----------    -----------    ------------    ------------    ------------    ------------
Net income                    $     292.4    $      16.9    $      271.7    $       11.2    $     (299.8)   $      292.4
                              ===========    ===========    ============    ============    ============    ============

                                                           Six months ended June 30, 2002
                              ------------------------------------------------------------------------------------------
                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Cash Flows
Cash provided by
 operating activities         $         -    $       2.6    $      149.4    $      185.4    $          -    $      337.4

Investing Activities:
 Additions to property,
  plant, and equipment                             (48.9)          (58.3)         (130.6)                         (237.8)
 Acquisitions, net
  of cash acquired                                                                  (3.5)                           (3.5)
 Proceeds from sales                                 3.2            12.8             3.2                            19.2
                              -----------    -----------    ------------    ------------    ------------    ------------
  Cash used in
   investing activities                 -          (45.7)          (45.5)         (130.9)              -          (222.1)

Financing Activities:
 Net distribution to
  OI Inc.                          (102.5)                                                                        (102.5)
 Change in intercompany
  transactions                      102.5           42.6          (107.9)          (37.2)                              -
 Change in short term debt                                                          25.7                            25.7
 Payments of long term debt                     (1,041.4)           (4.8)         (104.2)                       (1,150.4)
 Borrowings of long term debt                    1,059.9                           106.1                         1,166.0
 Collateral deposits for
  certain derivatives                                                              (50.8)                          (50.8)
 Payment of finance fees                           (18.0)                                                          (18.0)
                              -----------    -----------    ------------    ------------    ------------    ------------
Cash provided by (used in)
 financing activities                   -           43.1          (112.7)          (60.4)              -          (130.0)

Effect of exchange rate
 change on cash                                                                    (1.6)                           (1.6)
                              -----------    -----------    ------------    ------------    ------------    ------------
Net change in cash                      -              -            (8.8)           (7.5)              -           (16.3)

Cash at beginning of period                            -            22.3           133.3                           155.6
                              -----------    -----------    ------------    ------------    ------------    ------------
Cash at end of period         $         -    $         -    $       13.5    $      125.8    $          -    $      139.3
                              ===========    ===========    ============    ============    ============    ============

                                                           Six months ended June 30, 2001
                              ------------------------------------------------------------------------------------------
                                                                                 Non-
                                                             Guarantor        Guarantor
                                 Parent         Issuer      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                              -----------    -----------    ------------    ------------    ------------    ------------
Cash Flows

Cash provided by
 (used in) operating
 activities                   $         -    $     (44.3)   $      (41.2)   $      170.0    $          -    $       84.5

Investing Activities:
 Additions to property,
  plant, and equipment                             (26.3)          (54.8)         (138.8)                         (219.9)
 Acquisitions, net of
  cash acquired                                                     (4.8)          (26.8)                          (31.6)
 Proceeds from sales                                               530.2            51.3                           581.5
                              -----------    -----------    ------------    ------------    ------------    ------------
  Cash provided by (used in)
   investing activities                 -          (26.3)          470.6          (114.3)              -           330.0

Financing Activities:
 Net change in payable
  to OI Inc.                     (2,857.0)                                                                      (2,857.0)
 Net investment by
  OI Inc.                             8.6                                                                            8.6
 Change in intercompany
  transactions                    2,848.4       (1,527.9)       (1,272.4)          (48.1)                              -
 Change in short term debt                                          (0.3)           (6.1)                           (6.4)
 Payments of long term debt                        (17.0)         (483.7)         (731.5)                       (1,232.2)
 Borrowings of long term debt                    1,638.0         1,328.8           706.8                         3,673.6
 Payment of finance fees                           (22.5)          (20.1)          (19.5)                          (62.1)
                              -----------    -----------    ------------    ------------    ------------    ------------
Cash provided by (used in)
 financing activities                   -           70.6          (447.7)          (98.4)              -          (475.5)

Effect of exchange rate
 change on cash                                                                    (22.9)                          (22.9)
                              -----------    -----------    ------------    ------------    ------------    ------------
Net change in cash                      -              -           (18.3)          (65.6)              -           (83.9)

Cash at beginning of period                            -            28.7           201.0                           229.7
                              -----------    -----------    ------------    ------------    ------------    ------------
Cash at end of period         $         -    $         -    $       10.4    $      135.4    $          -    $      145.8
                              ===========    ===========    ============    ============    ============    ============

5. CASH FLOW INFORMATION

Interest paid in cash aggregated $166.0 million and $216.8 million for the six months ended June 30, 2002 and 2001, respectively. Income taxes paid in cash totaled $9.2 million and $38.8 million for the six months ended June 30, 2002 and 2001, respectively.

6. COMPREHENSIVE INCOME

The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative adjustments; and, (c) foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2002 and 2001 amounted to $166.8 million and $237.5 million, respectively. Total comprehensive income (loss) for the six month periods ended June 30, 2002 and 2001 amounted to $(258.7) million and $178.8 million, respectively.

7. CONTINGENCIES

OI Inc. is one of a number of defendants (typically from 20 to 100 or more) in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to fund its indemnity payments and legal fees related to these lawsuits.

From 1948 to 1958, one of OI Inc.'s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. OI Inc. exited the pipe and block insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and punitive damages in various amounts (herein referred to as "asbestos claims").

As of June 30, 2002, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 25,000 plaintiffs and claimants. The total amount of relief sought by plaintiffs and claimants cannot be determined because the amount is often not required to be stated in an initial claim or lawsuit and because settlements are often reached before claims and lawsuits advance to the point where such amounts would be required.

Additionally, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of June 30, 2002 there are no more than 20,000 of such preexisting but presently unasserted claims against OI Inc. that are not included in the total of pending claims specified in the preceding paragraph. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

OI Inc. is also a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants. Based upon its past experience, OI Inc. believes that these categories of lawsuits and claims will not involve any material liability and they are not included in the above description of pending matters.

Since receiving its first asbestos claim, OI Inc., as of June 30, 2002, has disposed of the asbestos claims of approximately 276,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,400. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year.

OI Inc. believes that its ultimate asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. In 1993, OI Inc. established a liability of $975 million to cover indemnity payments and legal fees associated with the resolution of outstanding and expected future asbestos lawsuits and claims. In 1998, an additional liability of $250 million was established. During the third quarter of 2000, OI Inc. established an additional liability of $550 million to cover OI Inc.'s estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the ensuing several years. OI Inc.'s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy. Since the beginning of 2000, A. P. Green Industries, Inc., Armstrong World Industries, Babcock & Wilcox, Federal-Mogul Corporation, Fibreboard Corporation, G-I Holdings (GAF), Harbison-Walker Refractories Group, Kaiser Aluminum Corporation, North American Refractories Co., Owens Corning, Pittsburgh-Corning, Plibrico Company, Porter Hayden Company, USG Corporation, W. R. Grace & Co. and several other smaller companies have sought protection under Chapter 11 of the Bankruptcy Code.

OI Inc. has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc. OI Inc. expects that the gross amount of total asbestos-related payments will be moderately lower in 2002 compared to 2001 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to OI Inc., and as the number of potential future claimants continues to decrease. However, the trend toward lower aggregate annual payments has not occurred as soon as had been anticipated when the additional liability was established in 2000. In addition, the number of claims and lawsuits filed against OI Inc. has exceeded the number anticipated at that time. In early
March 2002, OI Inc. initiated a comprehensive review to determine whether further adjustment of asbestos-related liabilities was appropriate. At the conclusion of this review in April, OI Inc. determined that an additional charge of $475 million would be appropriate to adjust the reserve for estimated future asbestos-related costs. The material components of OI Inc.'s accrual, including this additional accrued amount, are the following: (i) OI Inc.'s estimate at that date of the reasonably probable contingent liability for asbestos claims already asserted against OI Inc., (ii) OI Inc.'s estimate at that date of the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel, (iii) OI Inc.'s estimate at that time of the contingent liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes it is reasonably probable will be asserted in the future, to the degree that such an estimation as to future claims is possible, and (iv) OI Inc.'s estimate of legal defense costs likely to be incurred in connection with the foregoing types of claims.

The significant assumptions underlying the material components of OI Inc.'s accrual are:

         a) the extent to which settlements are limited to claimants who were exposed to OI Inc.'s asbestos-containing insulation prior to its exit from that business in 1958;

         b) the extent to which claims are resolved under OI Inc.'s administrative claims agreements or on terms comparable to those set forth in those agreements;

         c) the extent of reduction in the inventory of pending serious disease cases;

         d) the extent to which OI Inc. is able to successfully defend itself at trial;

         e) the extent of actions by courts to eliminate or reduce the diversion of financial resources for unimpaired claimants and so-called forum shopping;

         f) the extent to which additional defendants with substantial resources and assets are required to participate significantly in the resolution of future asbestos cases and claims;

         g) the number and timing of co-defendant bankruptcies; and

         h) the extent to which the resolution of co-defendant bankruptcies divert resources to unimpaired claimants.

OI Inc. believes that any possible loss or range of loss in addition to the foregoing charge cannot be reasonably estimated. While OI Inc. cannot reasonably estimate the precise timing of payment, OI Inc. believes that its liabilities for the next several years will not exceed the amount accrued based on its expectation of moderate declines in annual spending for asbestos-related costs.

OI Inc. has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. OI Inc. expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. However, OI Inc. does not expect to recover additional material amounts in excess of the recorded receivable of $22.5 million at June 30, 2002.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.

The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.'s asbestos-related payments cannot be estimated with certainty. OI Inc.'s reported results of operations for 2002 have been materially affected by the $475 million first quarter charge and asbestos-related payments continue to be substantial.

Any possible future additional accrual would likewise materially affect OI Inc.'s results of operations in the period in which it might be recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to make distributions to OI Inc. for asbestos-related costs and to fund its working capital and capital expenditure requirements on a short-term and long-term basis.

8. SEGMENT INFORMATION

The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Plastics Packaging segment consists of two business units - consumer products (plastic containers and closures) and prescription products. The Other segment consisted of the Company's labels and carriers products business unit, substantially all of which was divested in early 2001.

The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and extraordinary charges, (collectively "EBIT") excluding unusual items. EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three-month periods ended June 30, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation based on changes in internal management reporting):

---------------------------------------------------------------------------------------------------
                                                                          Eliminations
                                                              Total        and Other      Consoli-
                               Glass         Plastics        Product        Retained       dated
                            Containers      Packaging       Segments         Items         Totals
---------------------------------------------------------------------------------------------------
Net sales:
   June 30, 2002             $ 1,026.3       $ 471.0        $ 1,497.3                    $ 1,497.3
   June 30, 2001                 899.7         490.1          1,389.8                      1,389.8
===================================================================================================
EBIT, excluding unusual items and goodwill amortization (see Note 9):
   June 30, 2002             $   192.9       $  78.2        $   271.1       $ (21.5)     $   249.6
   June 30, 2001                 164.9          79.5            244.4          (8.8)         235.6
===================================================================================================
Unusual items:
  June 30, 2001
  Gain on the sale of
     the Company's
     Harbor Capital
     business                                                               $ 457.3      $   457.3
   Restructuring and
     impairment
     charges                 $  (64.3)       $ (15.6)       $  (79.9)                        (79.9)
   Special employee
      benefit programs           (7.6)          (3.5)          (11.1)          (19.8)        (30.9)
   Charges related
      to certain
      contingencies                             (8.5)           (8.5)                         (8.5)
===================================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended June 30, 2002 and 2001 is as follows:

----------------------------------------------------------------------------------
                                                   June 30, 2002     June 30, 2001
----------------------------------------------------------------------------------
EBIT, excluding unusual items and
   goodwill amortization, for
   reportable segments                               $   271.1           $   244.4
Unusual items excluded from reportable
   segment information                                                       (99.5)
Eliminations and other retained items                    (21.5)               (8.8)
Unusual items excluded from eliminations
  and other retained items                                                   437.5
Amortization of goodwill                                                     (23.1)
Net interest expense                                     (99.6)             (108.5)
----------------------------------------------------------------------------------
Total                                                $   150.0           $   442.0
==================================================================================

Financial information for the six-month periods ended June 30, 2002 and 2001 regarding the Company's product segments is as follows (certain amounts from prior year have been reclassified to conform to current year presentation based on changes in internal management reporting):

----------------------------------------------------------------------------------------------------
                                                                            Eliminations
                                                                Total        and Other     Consoli-
                          Glass        Plastics                Product       Retained        dated
                        Containers     Packaging     Other     Segments        Items        Totals
----------------------------------------------------------------------------------------------------
Net sales:
   June 30, 2002         $1,896.4        $ 911.8   $    -      $2,808.2                    $2,808.2
   June 30, 2001          1,741.5          949.9      4.5       2,695.9                     2,695.9
====================================================================================================
EBIT, excluding unusual items and goodwill amortization (see Note 9):
   June 30, 2002         $  344.0        $ 153.0   $    -      $  497.0       $ (42.6)     $  454.4
   June 30, 2001            297.0          158.4      0.2         455.6         (22.0)        433.6
====================================================================================================
Unusual items:
  June 30, 2001
    Gain on the
     sale of a
     minerals
     business in
     Australia           $   10.3                              $   10.3                        10.3
    Gain on the
     sale of the
     Company's label
     business                                      $  2.8           2.8                         2.8
    Gain on the
     sale of the
     Company's Harbor
     Capital business                                                           457.3         457.3
    Restructuring and
     impairment charges     (64.3)       $ (15.6)                 (79.9)                      (79.9)
    Special employee
     benefit programs        (7.6)          (3.5)                 (11.1)        (19.8)        (30.9)
    Charges related
     to certain
     contingencies                          (8.5)                  (8.5)                       (8.5)
====================================================================================================

The reconciliation of EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the six-month periods ended June 30, 2002 and 2001 is as follows:

----------------------------------------------------------------------------------
                                                 June 30, 2002       June 30, 2001
----------------------------------------------------------------------------------
EBIT, excluding unusual items and
   goodwill amortization, for
   reportable segments                           $       497.0       $       455.6
Unusual items excluded from reportable
   segment information                                                       (86.4)
Eliminations and other retained items                    (42.6)              (22.0)
Unusual items excluded from eliminations
  and other retained items                                                   437.5
Amortization of goodwill                                                     (46.2)
Net interest expense                                    (195.2)             (215.5)
----------------------------------------------------------------------------------
Total                                            $       259.2       $       523.0
==================================================================================

9. NEW ACCOUNTING STANDARDS

FAS 142. On January 1, 2002, the Company adopted Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets". As required by FAS No. 142, the Company is no longer amortizing goodwill, but will be reviewing goodwill annually (or more frequently if impairment indicators arise) for impairment.

During the first quarter of 2002, the Company completed an impairment test under FAS No. 142 using the business enterprise value ("BEV") of each reporting unit. BEV's were calculated as of the measurement date, January 1, 2002, by determining the present value of debt-free, after-tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. The BEV of each reporting unit was then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment existed under FAS 142. Based on this comparison, the Company determined that an impairment existed in its consumer products reporting unit of the Plastics Packaging segment. The consumer products reporting unit operates in a highly competitive and fragmented industry. Excess capacity in this industry had created downward pricing pressure. The Company lowered its earnings and cash flow projections for this unit for several years following the measurement date which resulted in a lower BEV. Following a review of the valuation of the assets of the consumer products reporting unit, the Company recorded an impairment charge of $460.0 million to reduce the reported value of its goodwill. As required by FAS No. 142, the transitional impairment loss has been recognized as the cumulative effect of a change in method of accounting.

The following earnings and earnings per share data for 2001 have been presented on an adjusted basis to eliminate goodwill amortization of $23.1 and $46.2 million for the three and six months ended June 30, 2001, respectively, as required by FAS No. 142. The earnings data for 2002 has been presented to provide comparative data to the 2001 adjusted earnings data.

                                              Three months ended June 30,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------
                                                (Actual)      (Adjusted)
Earnings before extraordinary item            $       96.9   $      270.7

Net earnings                                  $       96.9   $      266.6

                                               Six months ended June 30,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------
                                                (Actual)      (Adjusted)
Earnings before extraordinary items and
   cumulative effect of accounting change     $      167.1   $      342.7

Net earnings (loss)                           $     (299.6)  $      338.6

FAS 143. In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting for Asset Retirement Obligations". FAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will be adopted by the Company on January 1, 2003. The Company believes that the adoption of FAS 143 will not have an impact on the reported results of operations or financial position of the Company.

FAS 144. In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of FAS 144 did not have an impact on the reported results of operations or financial position of the Company.

FAS 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS 145 is effective for fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The adoption of FAS 145 will require the $6.7 million and $4.1 million of extraordinary charges for the six months ended June 30, 2002 and 2001, respectively, to be reclassified to interest expense and the provision for income taxes.

10. RESTRUCTURING ACCRUALS

During the second quarter of 2001, the Company recorded charges of $79.9 million for a restructuring program and impairment at certain of the Company's international and domestic operations. The charge includes the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also includes consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The total planned reduction in workforce will involve approximately 400 employees. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters. During the fourth quarter of 2001, the Company recorded additional restructuring charges of $7.4 million, as well as reversing $5.2 million of second quarter charges. Also during the fourth quarter of 2001, the company recorded a charge of $7.9 million related to restructuring capacity in the medical devices business.

The Company also has remaining restructuring accruals related to a capacity realignment program initiated in 2000. The program principally involved the closing of three U.S. glass container plants. The Company expects that it will continue to make cash payments over the next several quarters for on-going costs related to the closing of these facilities.

Selected information relating to the above restructuring accruals follows:

Remaining accruals as of  March 31, 2002               $ 23.1

Write-down of assets to net realizable value             (4.1)

Net cash paid                                            (4.1)
                                                       ------
Remaining accruals as of June 30, 2002                 $ 14.9
                                                       ======

11. DERIVATIVE INSTRUMENTS

Under the terms of the April 2001 Secured Credit Agreement, international affiliates are only permitted to borrow in U.S. dollars. In order to manage the international affiliates' exposure to fluctuating foreign exchange rates, the Company's affiliates in Australia and the United Kingdom have entered into currency swaps for the principal portion of their initial borrowings under the Agreement and for their interest payments due under the Agreement.

As of June 30, 2002, the Company's affiliate in Australia has swapped $650.0 million of borrowings into $1,275.0 million Australian dollars. This swap matures on March 31, 2003, with interest resets every 90 days. The interest reset terms of the swap approximate the terms of the U.S. dollar borrowings. This derivative instrument swaps both the interest and principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. The Company's affiliate in the United Kingdom has swapped $200.0 million of borrowings into 139.0 million British pounds. This swap also matures on March 31, 2003, with interest resets every 90 days. This derivative instrument swaps both the interest and principal from U.S. dollars to British pounds and also swaps the interest rate from a U.S.-based rate to a British-based rate.

On October 1, 2001, the Company completed the acquisition of the Canadian glass container assets of Consumers Packaging Inc. for a purchase price of approximately $150 million. The Company financed this purchase through borrowings under the Secured Credit Agreement, of which $100 million was transferred to Canada through intercompany loans in U.S. dollars with the remaining $50 million being transferred as equity. The Company's affiliate in Canada has entered into swap transactions to manage the affiliate's exposure to fluctuating foreign exchange rates by swapping the principal and interest portion of the intercompany loan. At June 30, 2002, the Canadian affiliate has swapped $90.0 million of borrowings into $142.0 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate. The affiliate has also entered in forward hedges which effectively swap $10.0 million of borrowings into $16.0 million Canadian dollars. These exchange contracts swap both the interest and principal from U.S. dollars to Canadian dollars and mature monthly.

The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. As such, the changes in the value of the swaps are included in other expense and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the six months ended June 30, 2002, the amount not offset was immaterial.

The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future market price movements. The Company has entered into commodity futures contracts for approximately 50% of its domestic natural gas usage (approximately 800 million BTUs) through the end of 2002.

The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at June 30, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At June 30, 2002, an unrealized net gain of $1.8 million, after tax of $1.0 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the six months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

The Company recorded net earnings of $96.9 million for the second quarter of 2002 compared to earnings before extraordinary items of $247.6 million for the second quarter of 2001. Net earnings for the second quarter of 2001 of $243.5 million reflect $4.1 million of an extraordinary charge from the early extinguishment of debt. The Company's second quarter 2002 net earnings of $96.9 million increased $13.2 million, or 15.8% from 2001 second quarter earnings, excluding extraordinary, unusual and other largely one-time items and goodwill amortization, of $83.7 million. Consolidated EBIT for the second quarter of 2002 was $249.6 million, an increase of $14.0 million, or 5.9%, compared to second quarter 2001 EBIT, excluding unusual and other largely one-time items and goodwill amortization, of $235.6 million. The increase was principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT of the Plastics Packaging segment and from lower EBIT from other retained items, as further discussed below. Interest expense, net of interest income and the 2001 unusual expense of $4.0 million, decreased $6.7 million from the 2001 period. The effects of lower short-term variable interest rates and slightly lower average debt levels were partially offset by the January 2002 issuance of $1.0 billion principal amount of 8-7/8% Senior Secured Notes due 2009. Proceeds from the Senior Secured Notes were used to reduce a variable-rate term loan under the Secured Credit Agreement.

Capsule segment results (in millions of dollars) for the second quarter of 2002 and 2001 were as follows:

-----------------------------------------------------------------------------------------------
                                             Net sales
                                      (Unaffiliated customers)                EBIT (a)
-----------------------------------------------------------------------------------------------
                                      2002               2001           2002        2001 (b)(c)
                                    ---------         ---------        ------       -----------
Glass Containers                    $ 1,026.3         $   899.7        $ 192.9          $  93.0
Plastics Packaging                      471.0             490.1           78.2             51.9
-----------------------------------------------------------------------------------------------
Segment totals                        1,497.3           1,389.8          271.1            144.9
   Other retained items                                                  (21.5)           428.7
-----------------------------------------------------------------------------------------------
Consolidated EBIT before
   goodwill amortization                                                 249.6            573.6
Amortization of goodwill                                                                  (23.1)
-----------------------------------------------------------------------------------------------
Consolidated totals                 $ 1,497.3         $ 1,389.8        $ 249.6          $ 550.5
===============================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the three months ended June 30, 2001 included a net gain of $338.0 million related to the following: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million related to special employee benefit programs; and (4) a charge of $8.5 million for certain contingencies.

     Such charges (gains) are included as follows in consolidated EBIT for the three months ended June 30, 2001:

                  Glass Containers                    $  71.9
                  Plastics Packaging                     27.6
                                                      -------

                     Total Product Segments              99.5
                  Eliminations and other
                    retained items                     (437.5)
                                                      -------

                     Consolidated Totals              $(338.0)
                                                      =======

(c) In accordance with FAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

Consolidated net sales for the second quarter of 2002 increased $107.5 million, or 7.7%, over the prior year. Net sales of the Glass Containers segment increased $126.6 million, or 14.1%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations were partially offset by decreased shipments of containers for beer in the U.S. The combined U.S. dollar sales of the segment's other foreign affiliates increased from the prior year. Increased shipments in Australia, Venezuela, China, and Italy and the effects of a weaker U.S. dollar were partially offset by lower shipments in portions of Europe and South America and the absence of the glass container operations in India. The effect of changing foreign currency exchange rates increased U.S. dollar sales of the segment's foreign affiliates by approximately $18 million. Net sales of the Plastics Packaging segment decreased $19.1 million, or 3.9%, from 2001. Increased shipments of plastic containers for food, bottled water, and health and personal care and closures for juice and other beverages and favorable foreign currency translation rates, were more than offset by lower unit pricing in some product lines, and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $13 million compared to the second quarter of 2001.

Excluding the effects of the 2001 unusual items, consolidated EBIT for the second quarter of 2002 increased $14.0 million, or 5.9%, to $249.6 million from the 2001 adjusted EBIT of $235.6 million, adjusted to exclude goodwill amortization. EBIT of the Glass Containers segment increased $28.0 million to $192.9 million, compared to adjusted EBIT of $164.9 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments in Australia, Venezuela, China, and Italy, lower energy cost worldwide, and moderately improved pricing in Europe were partially offset by lower shipments in Europe and South America. In North America, Glass Container EBIT increased over 2001 principally as a result of lower costs for energy, moderately improved pricing, and the addition of the Canadian glass container operations in the fourth quarter of 2001, partially offset by lower shipments of containers for beer in the U.S. and the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $1.3 million, or 1.6%, to $78.2 million compared to adjusted EBIT of $79.5 million in 2001. Increased shipments of plastic containers for food and health and personal care and closures for juice and other beverages were more than offset by lower shipments of containers for household products and sports drinks and closures for food as well as lower unit pricing in some product lines. EBIT from eliminations and other retained items, excluding the 2001 unusual items, decreased $12.7 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001.

The second quarter of 2001 earnings before extraordinary items included the following unusual and other largely one-time items: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (4) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; (5) a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation; and (6) a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

FIRST SIX MONTHS 2002 COMPARED WITH FIRST SIX MONTHS 2001

The Company recorded earnings before extraordinary items and cumulative effect of accounting change of $167.1 million for the first six months of 2002 compared to earnings before extraordinary items of $296.5 million for the first six months of 2001. The net loss for the first six months of 2002 of $299.6 million reflects $6.7 million of an extraordinary charge from the early extinguishment of debt and $460.0 million from the cumulative effect the change in accounting for goodwill. Net earnings of $292.4 million for 2001 reflect $4.1 million of an extraordinary charge from the early extinguishment of debt. Excluding the effects of the 2002 extraordinary item and cumulative effect of accounting change, the Company's first six months of 2002 net earnings of $167.1 million increased $23.4 million, or 16.3% from the first six months of 2001 earnings, excluding extraordinary, unusual and other largely one-time items and goodwill amortization, of $143.7 million. Consolidated EBIT for the first six months of 2002 was $454.4 million, an increase of $20.8 million, or 4.8%, compared to the first six months of 2001 EBIT, excluding unusual and other largely one-time items and goodwill amortization, of $433.6 million. The increase is principally due to higher EBIT for the Glass Containers segment, partially offset by lower EBIT of the Plastics Packaging segment, and lower EBIT from eliminations and other retained items, as further discussed below. Interest expense, net of interest income and the 2001 unusual expense of $4.0 million, decreased $16.3 million from the 2001 period. The effects of lower short-term variable interest rates and slightly lower average debt levels were partially offset by the January 2002 issuance of $1.0 billion principal amount of 8-7/8% Senior Secured Notes due 2009. Proceeds from the Senior Secured Notes were used to reduce a variable-rate term loan under the Secured Credit Agreement. The Company's estimated effective tax rate for the first six months of 2002 was 31.6%. This compares with a rate of 30.5% for the first six months of 2001, and 30.3% for the full year of 2001, adjusted to exclude the effects of goodwill amortization and unusual items. The increase in the 2002 estimated rate compared to the full year of 2001 is primarily the result of decreased international and domestic tax benefits and credits and a shift in estimated international earnings toward countries with higher effective tax rates.

Capsule segment results (in millions of dollars) for the first six months of 2002 and 2001 were as follows:

---------------------------------------------------------------------------------------
                                         Net sales
                                 (Unaffiliated customers)           EBIT (a)
---------------------------------------------------------------------------------------
                                    2002          2001          2002       2001 (b)(c)
                                 -----------   ----------   ----------    -------------
Glass Containers                 $   1,896.4   $  1,741.5   $   344.0     $     235.4
Plastics Packaging                     911.8        949.9       153.0           130.8
Other                                                 4.5                         3.0
---------------------------------------------------------------------------------------
Segment totals                       2,808.2      2,695.9       497.0           369.2
  Eliminations and other
   retained items                                               (42.6)          415.5
---------------------------------------------------------------------------------------
Consolidated EBIT before
  goodwill amortization                                         454.4           784.7

Amortization of goodwill                                                        (46.2)
---------------------------------------------------------------------------------------
Consolidated totals              $   2,808.2   $  2,695.9   $   454.4     $     738.5
=======================================================================================

(a) EBIT consists of consolidated earnings before interest income, interest expense, provision for income taxes, and minority share owners' interests in earnings of subsidiaries.

(b) Amount for the six months ended June 30, 2001 included a net gain of $351.1 million related to the following: (1) a gain of $457.3 million related to the sale of the Company's Harbor Capital business; (2) charges of $79.9 million related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (3) charges of $30.9 million related to special employee benefit programs; (4) a charge of $8.5 million for certain contingencies; (5) a gain of $10.3 million from the sale of a minerals business in Australia; and (6) a gain of $2.8 million from the sale of the Company's labels business.

     Such charges (gains) are included as follows in consolidated EBIT for the six months ended June 30, 2001:

            Glass Containers                                $    61.6
            Plastics Packaging                                   27.6
            Other                                                (2.8)
                                                            ---------

               Total Product Segments                            86.4
            Eliminations and other
             retained items                                    (437.5)
                                                            ---------

            Consolidated Totals                             $  (351.1)
                                                            =========

(c) In accordance with FAS No. 142, goodwill is no longer amortized beginning in 2002. In order to facilitate comparisons, goodwill amortization for 2001 has been reclassified out of the Glass Containers and Plastics Packaging segments and reported separately.

Consolidated net sales for the first six months of 2002 increased $112.3 million, or 4.2%, over the prior year. Net sales of the Glass Containers segment increased $154.9 million, or 8.9%, over 2001. In North America, the additional sales from the October 2001 acquisition of the Canadian glass container operations were partially offset by decreased shipments of containers for beer in the U.S. The combined U.S. dollar sales of the segment's other foreign affiliates increased from the prior year. Increased shipments in Australia, Venezuela, and China were partially offset by lower shipments in much of Europe and portions of South America as well as the absence of the glass container operations in India. Net sales of the Plastics Packaging segment decreased $38.1 million, or 4.0%, from 2001. Increased shipments of plastic containers for food, bottled water, and health care and closures for juice and other beverages, were more than offset by lower shipments of containers for household products and sports drinks, closures for food, and the effects of lower resin costs on pass-through arrangements with customers. The effects of lower resin cost pass-throughs decreased sales approximately $20 million compared to the first six months of 2001.

Excluding the effects of the 2001 unusual items, consolidated EBIT for the first six months of 2002 increased $20.8 million, or 4.8%, to $454.4 million from the 2001 adjusted EBIT of $455.6 million, adjusted to exclude goodwill amortization. EBIT of the Glass Containers segment increased $47.0 million to $344.0 million, compared to adjusted EBIT of $297.0 million in 2001. The combined U.S. dollar EBIT of the segment's foreign affiliates increased from prior year. Increased shipments in Australia, Venezuela, and China, lower energy costs worldwide, and moderately improved pricing in some regions were partially offset by lower shipments in much of Europe and portions of South America and the Asia Pacific region, as well as weakness in certain South American currencies. Recent economic and political developments in some South American countries could have an adverse effect on operating results going forward for this segment. In North America, Glass Container EBIT increased over 2001 principally as a result of lower costs for energy and the addition of the Canadian glass container operations in the fourth quarter of 2001, partially offset by lower shipments of containers for beer in the U. S. and the conversion of certain food and beverage containers to plastic packaging. EBIT of the Plastics Packaging segment decreased $5.4 million, or 3.4%, to $153.0 million compared to adjusted EBIT of $158.4 million in 2001. Increased shipments of plastic containers for food, bottled water, and health care and closures for juice and other beverages as well as improved manufacturing performance, were more than offset by lower shipments of containers for household products and sports drinks, and closures for food as well as lower unit pricing in some product lines. EBIT from eliminations and other retained items, excluding the 2001 unusual items, decreased $20.6 million from 2001 reflecting lower net financial services income due to the sale of the Company's Harbor Capital Advisors business in the second quarter of 2001.

Earnings before extraordinary items for the first six months of 2001 included the following unusual and other largely one-time items: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Company's Harbor Capital Advisors business; (2) pretax gains totaling $13.1 million ($12.0 million after tax) related to the sale of the Company's label business and the sale of a minerals business in Australia; (3) charges of $79.9 million ($63.9 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (4) charges of $30.9 million ($19.4 million after tax) related to special employee benefit programs; (5) a charge of $8.5 million ($5.3 million after tax) for certain contingencies; (6) a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation; and (7) a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

RESTRUCTURING AND IMPAIRMENT CHARGES

The second quarter of 2001 operating results included pretax charges of $79.9 million, principally related to a restructuring program and impairment at certain of the international and domestic operations. The charge included the impairment of assets at the Company's affiliate in Puerto Rico and the consolidation of manufacturing capacity and the closing of a facility in Venezuela. The program also included consolidation of capacity at certain other international and domestic facilities in response to decisions about pricing and market strategy. The Company expects its actions related to these restructuring and impairment charges to be completed during the next several quarters. The cost savings resulting from the 2001 restructuring are not expected to be material on an annual basis.

CAPITAL RESOURCES AND LIQUIDITY

The Company's total debt at June 30, 2002 was $5.46 billion, compared to $5.40 billion at December 31, 2001 and $5.34 billion at June 30, 2001.

During April 2001, certain of the Company's subsidiaries entered into the Secured Credit Agreement (the "Agreement") with a group of banks, which expires on March 31, 2004. The Agreement provides for a $3.0 billion revolving credit facility and a $65 million term loan (initially $1.5 billion). The borrowers under the term loan used the proceeds therefrom to repay intercompany amounts owed to OI Inc., which in turn used the proceeds from the repayment of such intercompany amounts to repay amounts outstanding under, and terminate, its existing credit agreement.

At June 30, 2002, the Company had available credit totaling $3.065 billion under the Agreement, of which $442.1 million had not been utilized. At June 30, 2001, the Company had $602.8 million of credit which had not been utilized under the Agreement. The decrease is due in large part to the $150 million purchase of the Canadian glass container assets of Consumers Packaging Inc. in October 2001. Cash provided by operating activities was $337.4 million for the first six months 2002 compared to $84.5 million for the first six months of 2001.

During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The notes are guaranteed by substantially all of the Company's domestic subsidiaries. The assets of substantially all of the Company's domestic subsidiaries are pledged as security for the notes. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Agreement by $980 million. As such, the Company wrote off unamortized deferred financing fees in January 2002 related to the term loan and recorded an extraordinary charge totaling $10.9 million less applicable income taxes of $4.2 million. The indenture for the notes restricts, among other things, the ability of the Company's and its subsidiaries to borrow money, pay dividends on, or redeem or repurchase stock, make investments, create liens, enter into certain transactions with affiliates, and sell certain assets or merge with or into other companies.

OI Inc. has substantial obligations related to semiannual interest payments on $1.7 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments for the six months ended June 30, 2002 were $111.7 million down from $125.4 million for the first six months of 2002. OI Inc. expects that the gross amount of total asbestos-related payments will be moderately lower in 2002 compared to 2001. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

The Company anticipates that cash flow from its operations and from utilization of credit available through March 2004 under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations including payments to OI Inc. described above.

CRITICAL ACCOUNTING ESTIMATES

The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans and goodwill. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

The Company believes that accounting for pension benefit plans and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Pension Benefit Plans Funded Status

Because of their funded status, the Company's principal pension benefit plans contributed pretax credits to earnings of approximately $41.8 million for the first six months of 2002 and approximately $48.5 million for the first six months of 2001. The Company expects that the amount of such credits for the full year 2002 will be approximately 15% lower than the full year of 2001. The 2002 decrease in pretax pension credits is attributed to lower expected return on assets and the addition of certain pension plans from the acquisition of the Canadian glass container assets of Consumers Packaging Inc. A one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $15 million in pretax pension credits for the full year. The funded status of the plans provides assurance of benefits for participating employees, but future effects on operating results depend on economic conditions and investment performance.

Goodwill

Beginning in 2002, the Company will evaluate goodwill annually (or more frequently if impairment indicators arise) for impairment. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date, by determining the present value of debt-free, after tax future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment exists under FAS 142. If certain assumptions in the BEV change, such as EBIT projections, cash flow projections, or risk adjusted cost of capital, goodwill may have to be written down.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All borrowings under the April 2001 Secured Credit Agreement, including borrowings by foreign subsidiaries, are denominated in U.S. dollars. As described in Note 11 to the financial statements, certain amounts borrowed under the agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

During January 2002, a subsidiary of the Company completed a $1.0 billion private placement of senior secured notes. The notes bear interest at 8 7/8% and are due February 15, 2009. The issuing subsidiary used the net cash proceeds from the notes to reduce the outstanding term loan under the Secured Credit Agreement by $980 million. As a result, the Company's exposure to variable interest rates was reduced and the maturity of a significant portion of its debt was extended by five years. However, the higher interest rate on the notes will cause the Company to incur higher interest expense.

FORWARD LOOKING STATEMENTS

This document may contain "forward looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company's best assessment at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) change in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the company has operations, including competitive pricing pressures, inflation or deflation, and changes in tax rates, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the company to integrate operations of acquired businesses, (11) the performance by customers of their obligations under purchase agreements, and
(12) the timing and occurrence of events which are beyond the control of the company. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the company continually reviews trends and uncertainties affecting the company's results of operations and financial condition, the company does not intend to update any particular forward looking statements contained in this document.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Owens-Illinois Group, Inc.

In August 1998, the Company received a Notice of Violation from the United States Environmental Protection Agency regarding alleged opacity violations at its Oakland, California glass container plant from the period of 1994 through 1997. Certain furnaces at the plant are equipped with monitors that continuously monitor opacity. During this period, these furnaces had occasional upset and breakdown conditions that caused opacity excursions that were reported to the local air quality management district. This action by the EPA involves the same incidents that were resolved with the local air quality management district. During the second quarter of 2002, the Company settled this issue and paid a fine of $200,000.

Owens-Illinois, Inc.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 12    Computation of Ratio of Earnings to Fixed Charges

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OWENS-ILLINOIS GROUP, INC.


Date  August 9, 2002                     By /s/ Edward C. White
                                         ---------------------------------------
                                         Edward C. White,
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBITS

   12     Computation of Ratio of Earnings to Fixed Charges