Form 10-Q
period 2003-06-30
OWENS ILLINOIS GROUP INC
filed 2003-08-14
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Owens-Illinois Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-13061 (Commission File No.)	34-1559348 (IRS Employer Identification No.)

One SeaGate, Toledo, Ohio	43666
(Address of principal executive offices)	(Zip Code)
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

        Owens-Illinois Group, Inc. $.01 par value common stock—100 shares at July 31, 2003.

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

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,
	2003	2002
Revenues:
Net sales	$1,579.6	$1,497.3
Royalties and net technical assistance	5.8	6.3
Equity earnings	7.8	6.2
Interest	6.3	6.6
Other	4.6	6.6

	1,604.1	1,523.0
Costs and expenses:
Manufacturing, shipping, and delivery	1,270.7	1,153.1
Research and development	12.4	9.2
Engineering	7.6	9.7
Selling and administrative	82.2	83.9
Interest	138.4	106.2
Other	43.3	10.9

	1,554.6	1,373.0

Earnings before items below	49.5	150.0
Provision for income taxes	26.7	47.3
Minority share owners' interests in earnings of subsidiaries	5.8	5.8

Net earnings	$17.0	$96.9

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Six months ended June 30,
	2003	2002
Revenues:
Net sales	$2,966.0	$2,808.2
Royalties and net technical assistance	12.5	13.1
Equity earnings	13.6	12.2
Interest	14.1	11.9
Other	9.8	15.9

	3,016.0	2,861.3
Costs and expenses:
Manufacturing, shipping, and delivery	2,410.8	2,172.9
Research and development	22.3	20.0
Engineering	17.8	17.5
Selling and administrative	165.8	164.7
Interest	249.4	218.0
Other	45.9	19.9

	2,912.0	2,613.0

Earnings before items below	104.0	248.3
Provision for income taxes	43.9	77.6
Minority share owners' interests in earnings of subsidiaries	8.7	10.3

Earnings before cumulative effect of accounting change	51.4	160.4
Cumulative effect of accounting change		(460.0)

Net earnings (loss)	$51.4	$(299.6)

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2003	Dec. 31, 2002	June 30, 2002
Assets
Current assets:
Cash, including time deposits	$150.2	$126.4	$139.3
Short-term investments, at cost which approximates market	24.8	17.6	16.7
Receivables, less allowances for losses and discounts ($51.4 at June 30, 2003, $62.5 at December 31, 2002, and $56.9 at June 30, 2002)	876.7	701.9	851.8
Inventories	1,006.6	893.5	882.6
Prepaid expenses	91.0	79.5	172.3

Total current assets	2,149.3	1,818.9	2,062.7
Investments and other assets:
Equity investments	192.8	192.0	170.6
Repair parts inventories	202.2	196.2	191.7
Prepaid pension	946.5	925.5	926.2
Deposits, receivables, and other assets	570.7	640.9	633.1
Goodwill	2,839.6	2,691.2	2,661.7

Total other assets	4,751.8	4,645.8	4,583.3
Property, plant, and equipment, at cost	6,360.5	5,978.2	5,947.6
Less accumulated depreciation	2,910.4	2,654.1	2,664.7

Net property, plant, and equipment	3,450.1	3,324.1	3,282.9

Total assets	$10,351.2	$9,788.8	$9,928.9

CONDENSED CONSOLIDATED BALANCE SHEETS—continued

	June 30, 2003	Dec. 31, 2002	June 30, 2002
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$108.1	$78.2	$92.4
Accounts payable and other liabilities	1,051.5	1,024.2	1,053.0

Total current liabilities	1,159.6	1,102.4	1,145.4
Long-term debt	5,649.3	5,268.0	5,369.6
Deferred taxes	401.0	399.3	504.4
Nonpension postretirement benefits	287.3	291.5	290.5
Other liabilities	539.6	563.6	485.5
Commitments and contingencies
Minority share owners' interests	142.7	141.9	137.9
Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,523.9	1,593.9	1,667.4
Retained earnings	1,063.2	1,011.8	863.6
Accumulated other comprehensive income	(415.4)	(583.6)	(535.4)

Total share owner's equity	2,171.7	2,022.1	1,995.6

Total liabilities and share owner's equity	$10,351.2	$9,788.8	$9,928.9

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings before cumulative effect of accounting change	$51.4	$160.4
Non-cash charges (credits):
Depreciation	231.5	217.2
Amortization of intangibles and other deferred items	14.5	13.5
Amortization of finance fees	11.3	11.5
Deferred tax provision	11.5	34.1
Loss on the sale of long-term notes receivable	37.4
Other	(43.0)	(76.7)
Change in non-current operating assets	1.7	18.2
Change in non-current liabilities	(4.1)	(11.8)
Change in components of working capital	(245.4)	(29.0)

Cash provided by operating activities	66.8	337.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(220.7)	(237.8)
Net cash proceeds from divestitures and asset sales	11.9	19.2
Acquisitions, net of cash acquired		(3.5)

Cash utilized in investing activities	(208.8)	(222.1)
Cash flows from financing activities:
Additions to long-term debt	2,055.0	1,166.0
Repayments of long-term debt	(1,415.6)	(1,150.4)
Increase in short-term loans	20.8	25.7
Net payments for debt-related hedging activity	(84.9)	(50.8)
Payment of finance fees	(46.1)	(18.0)
Distributions to parent	(367.5)	(102.5)

Cash provided by (utilized in) financing activities	161.7	(130.0)
Effect of exchange rate fluctuations on cash	4.1	(1.6)

Increase (decrease) in cash	23.8	(16.3)
Cash at beginning of period	126.4	155.6

Cash at end of period	$150.2	$139.3

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions,

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

2. Inventories

        Major classes of inventory are as follows:

	June 30, 2003	Dec. 31, 2002	June 30, 2002
Finished goods	$800.0	$684.9	$689.1
Work in process	8.4	7.4	6.3
Raw materials	128.0	133.2	120.2
Operating supplies	70.2	68.0	67.0

	$1,006.6	$893.5	$882.6

3. Long-Term Debt

        The following table summarizes the long-term debt of the Company:

	June 30, 2003	Dec. 31, 2002	June 30, 2002
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$291.8	$1,825.0	$2,456.1
Term Loan			65.0
A Term Loan	460.0
B Term Loan	840.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	450.0
Payable to OI Inc.	1,436.5	1,700.0	1,700.0
Other	128.2	148.7	173.9

	5,681.5	5,298.7	5,395.0
Less amounts due within one year	32.2	30.7	25.4

Long-term debt	$5,649.3	$5,268.0	$5,369.6

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of the $300 million 7.85% Senior Notes due 2004 and repay borrowings under the existing credit agreement. Concurrently, available credit under the existing credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the existing credit agreement.

        On June 13, 2003, the Company's subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion existing credit agreement which had been scheduled to mature on March 31, 2004.

        At June 30, 2003, the Company's subsidiary borrowers had unused credit of $144.2 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2003 was 4.41%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and Canadian subsidiaries, the weighted average interest rate was 6.39%.

4. Cash Flow Information

        Interest paid in cash aggregated $231.6 million and $166.0 million for the six months ended June 30, 2003 and 2002, respectively. Interest paid for the six months ended June 30, 2003 included $12.6 million related to the purchase of approximately $263.5 million of OI Inc.'s $300 million 7.85% Senior Notes due 2004. Income taxes paid in cash totaled $35.2 million and $9.2 million for the six months ended June 30, 2003 and 2002, respectively.

5. Comprehensive Income

        The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative adjustments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2003 and 2002 amounted to $142.1 million and $166.8 million, respectively. Total comprehensive income (loss) for the six month periods ended June 30, 2003 and 2002 amounted to $219.6 million and $(258.7) million, respectively.

6. Stock Options

        The Company participates in three nonqualified stock option plans of OI Inc. The Company has adopted the disclosure-only provisions (intrinsic value method) of Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation." All options have been granted at prices equal to the market price of the Company's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income (loss) would have been as follows:

	Three months ended June 30,
	2003	2002
Net income:
As reported	$17.0	$96.9
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.8)	(2.6)

Pro forma	$15.2	$94.3

	Six months ended June 30,
	2003	2002
Net income (loss):
As reported	$51.4	$(299.6)
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(4.0)	(5.1)

Pro forma	$47.4	$(304.7)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Expected life of options	5 years	5 years
Expected stock price volatility	72.7%	71.5%
Average risk-free interest rate	3.1%	4.5%
Expected dividend yield	0.0%	0.0%

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

        As of June 30, 2003, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 30,000 plaintiffs and claimants. Based upon an analysis of the claims and lawsuits pending as of December 31, 2002, approximately 55% of the claims and lawsuits pending as of that date involved multiple claimants, and virtually all such pending claims and lawsuits named a number of additional defendants (typically from 20 to 100 or more). Approximately 40% of the claimants and plaintiffs do not specify the monetary damages sought. Another 39% of the plaintiffs merely recite that the amount of damages sought exceeds the required jurisdictional minimum damages in the court of jurisdiction in which the suit is filed. Approximately 14% of the plaintiffs specify the maximum damages sought in amounts from $10 million to $40 million. Lastly, fewer than 7% of the plaintiffs are involved in lawsuits which specify precise damage amounts, with approximately 5.8% specifying amounts up to $20 million; approximately 0.2% specifying amounts from $20 million to $75 million; and, approximately 0.5% specifying amounts from $75 million to $125 million. In addition, one lawsuit, pending since 1991 and involving fewer than 0.2% of the plaintiffs and approximately 60 defendants, specifies damages of $11 billion.

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

        In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of June 30, 2003 there are no more than 17,000 of such preexisting but presently unasserted claims against OI Inc. that are not included in the total of pending claims set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, have resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributes to an increase in asbestos-related payments which is expected to continue in the near term.

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

        Since receiving its first asbestos claim, OI Inc., as of June 30, 2003, has disposed of the asbestos claims of approximately 297,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $5,700. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

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

  b)
  the extent to which claims are resolved under the OI Inc.'s administrative claims agreements or on terms comparable to those set forth in those agreements;

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

        OI Inc. has previously pursued recovery of its losses from third parties, particularly its insurance carriers, and has largely resolved all of its significant coverage claims. OI Inc. expects some further recovery from deferred payment provisions of existing settlement agreements and from pursuing certain additional reimbursement claims. However, OI Inc. does not expect to recover additional material amounts in excess of the recorded receivable of $7.4 million at June 30, 2003.

        In April 1999, Crown Cork & Seal Technologies Corporation ("CCS") filed suit against Continental PET Technologies, Inc. ("CPT"), a wholly-owned subsidiary of the Company, in the United States District Court for the District of Delaware alleging that certain plastic containers manufactured by CPT, primarily multi-layer PET containers with barrier properties, infringe CCS's U.S. Patent 5,021,515 relating to an oxygen-scavenging material. CCS is a party to an agreement with Chevron Philips Chemical Company ("Chevron") under which Chevron has rights to sublicense certain CCS patents, including, Chevron believed, the patent involved in the suit against CPT. To avoid the cost of litigation, CPT took a sublicense from Chevron under the patent in suit and other patents. Chevron then entered the suit to defend and assert its right to sublicense the patent in suit to CPT. In November 2002, the Delaware District Court concluded that Chevron did not have the rights it purported to sublicense to CPT. In connection with the initial public offering of Constar International Inc. ("Constar") in November 2002, CCS contributed to Constar the patent that is alleged to have been infringed.

        In an order entered on March 31, 2003, the Court did not certify Chevron's request for interlocutory appeal of this decision. The decision will allow Constar to pursue its lawsuit against CPT, which is in its initial stages and was stayed pending resolution of the Chevron claims. In the lawsuit, Constar seeks certain monetary damages and injunctive relief. CPT intends to pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by Constar, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third-party indemnification. Additionally, an adverse decision with respect to Constar's request for injunctive relief is not likely to have a material adverse effect on the Company because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

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

8. Segment Information

        The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America. The Plastics Packaging segment consists of two business units — consumer products (plastic containers and closures) and prescription products.

        The Company evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and cumulative effect of accounting change ("EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT"). EBIT for product segments includes an allocation of corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.

        Financial information for the three-month periods ended June 30, 2003 and 2002 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
June 30, 2003	$1,074.6	$505.0	$1,579.6		$1,579.6
June 30, 2002	1,026.3	471.0	1,497.3		1,497.3

Segment EBIT:
June 30, 2003	$184.3	$53.7	$238.0	$(19.0)	$219.0
June 30, 2002	192.9	78.2	271.1	(21.5)	249.6

Item excluded from Segment EBIT:
June 30, 2003
Loss on the sale of notes receivable	$(37.4)		$(37.4)		$(37.4)

        The reconciliation of Segment EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended June 30, 2003 and 2002 is as follows:

	June 30, 2003	June 30, 2002
Segment EBIT for reportable segments	$238.0	$271.1
Item excluded from Segment EBIT	(37.4)
Eliminations and other retained items	(19.0)	(21.5)
Interest expense	(138.4)	(106.2)
Interest income	6.3	6.6

Total	$49.5	$150.0

        Financial information for the six-month periods ended June 30, 2003 and 2002 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
June 30, 2003	$2,005.2	$960.8	$2,966.0		$2,966.0
June 30, 2002	1,896.4	911.8	2,808.2		2,808.2

Segment EBIT:
June 30, 2003	$310.9	$104.6	$415.5	$(38.8)	$376.7
June 30, 2002	344.0	153.0	497.0	(42.6)	454.4

Item excluded from Segment EBIT:
June 30, 2003
Loss on the sale of notes receivable	$(37.4)		$(37.4)		$(37.4)

        The reconciliation of Segment EBIT to earnings before income taxes, minority share owners' interests in earnings of subsidiaries, and cumulative effect of accounting change for the six-month periods ended June 30, 2003 and 2002 is as follows:

	June 30, 2003	June 30, 2002
Segment EBIT for reportable segments	$415.5	$497.0
Item excluded from Segment EBIT	(37.4)
Eliminations and other retained items	(38.8)	(42.6)
Interest expense	(249.4)	(218.0)
Interest income	14.1	11.9

Total	$104.0	$248.3

9.     New Accounting Standards

        FAS No. 145. In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, FAS No. 145 requires gains and losses from early extinguishment of debt to be included in income from continuing operations instead of being classified as extraordinary items as previously required by generally accepted accounting principles. FAS No. 145 is effective for fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in periods prior to adoption must be reclassified into income from continuing operations. The Company has reclassified $6.7 million of extraordinary charges for the six months ended June 30, 2002 to increase interest expense by $10.9 million and decrease the provision for income taxes by $4.2 million.

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

        FAS No. 149. In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities". FAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and will be adopted by the Company on July 1, 2003. The adoption of FAS No. 149 will not have a material impact on the reported results of operations or financial position of the Company.

        FAS No. 150. In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was adopted by the Company on June 1, 2003. The adoption of FAS No. 150 did not have a material impact on the reported results of operations or financial position of the Company.

10.   Derivative Instruments

        Under the terms of the Secured Credit Agreement, the Company's affiliate in Australia is required to borrow in U.S. dollars. In order to manage this international affiliate's exposure to fluctuating foreign exchange rates, it has entered into currency swaps for the principal portion of its borrowings under the Agreement and for its interest payments due under the Agreement.

        During the second quarter of 2003, the Company's affiliate in Australia entered into a number of agreements that swap a total of $666 million of borrowings into 1,050 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2004 through May 2005.

        As of June 30, 2003, the Company's Canadian affiliate has swapped $60 million of borrowings into $94.7 million Canadian dollars. This swap matures on October 1, 2003. This derivative instrument swaps both the interest and principal from U.S. dollars to Canadian dollars and also swaps the interest rate from a U.S.-based rate to a Canadian-based rate.

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

        The Company recognizes the above derivatives on the balance sheet at fair value. The Company accounts for the above swaps as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three and six months ended June 30, 2003, the amount not offset was immaterial.

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to have a portion of its usage requirements hedged through the next twelve to eighteen months. At June 30, 2003, the Company has entered into commodity futures contracts for approximately 50% of its expected North American natural gas usage through the end of 2003 (approximately 6,000 MM BTUs) and approximately 55% of its expected North American natural gas usage for the full year of 2004 (approximately 13,000 MM BTUs).

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

        The above futures contracts are accounted for as cash flow hedges at June 30, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At June 30, 2003, an unrealized net loss of $1.8 million, after tax of $1.0 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the three or six month periods ended June 30, 2003 and 2002.

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

11.   Other Costs and Expenses

        On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling. The resulting loss of US$37.4 million (US$37.4 million after tax) was included in other costs and expenses in the results of operations for the second quarter of 2003.

12.   Financial Information for Subsidiary Guarantors and Non-Guarantors

        The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois Group, Inc. (the "Parent"); (2) Owens-Brockway Glass Container Inc. (the "Issuer"); (3) those domestic subsidiaries that guarantee the Senior Secured Notes and Senior Notes of the Issuer (the "Guarantor Subsidiaries"); and (4) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly-owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several. The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

        Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$120.6	$177.4	$578.7		$876.7
Inventories		201.6	216.0	590.4	(1.4)	1,006.6
Other current assets		(4.2)	108.1	161.6	0.5	266.0

Total current assets	—	318.0	501.5	1,330.7	(0.9)	2,149.3
Investments in and advances to subsidiaries	3,608.2	2,579.7	44.9		(6,232.8)	—
Goodwill		544.1	1,040.3	1,255.2		2,839.6
Other non-current assets		278.6	1,133.6	502.3	(2.3)	1,912.2

Total other assets	3,608.2	3,402.4	2,218.8	1,757.5	(6,235.1)	4,751.8
Property, plant and equipment, net		613.8	1,118.5	1,717.8		3,450.1

Total assets	$3,608.2	$4,334.2	$3,838.8	$4,806.0	$(6,236.0)	$10,351.2

Current liabilities:
Accounts payable and accrued liabilities	$—	$235.2	$264.9	$553.3	$(1.9)	$1,051.5
Short-term loans and long-term debt due within one year			0.1	108.0		108.1

Total current liabilities	—	235.2	265.0	661.3	(1.9)	1,159.6
Long-term debt	1,436.5	3,365.0	0.9	846.9		5,649.3
Other non-current liabilities and minority interests		72.1	626.6	666.8	5.1	1,370.6
Investments by and advances from parent		661.9	2,946.3	2,631.0	(6,239.2)	—
Share owner's equity	2,171.7					2,171.7

Total liabilities and share owner's equity	$3,608.2	$4,334.2	$3,838.8	$4,806.0	$(6,236.0)	$10,351.2

	December 31, 2002
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$149.7	$110.4	$515.3	$(73.5)	$701.9
Inventories		172.7	223.7	498.4	(1.3)	893.5
Other current assets		(2.7)	85.8	136.5	3.9	223.5

Total current assets	—	319.7	419.9	1,150.2	(70.9)	1,818.9
Investments in and advances to subsidiaries	3,722.1	2,154.9	28.5		(5,905.5)	—
Goodwill		548.0	1,039.7	1,103.5		2,691.2
Other non-current assets		328.9	1,114.5	508.1	3.1	1,954.6

Total other assets	3,722.1	3,031.8	2,182.7	1,611.6	(5,902.4)	4,645.8
Property, plant and equipment, net		621.7	1,107.3	1,595.1		3,324.1

Total assets	$3,722.1	$3,973.2	$3,709.9	$4,356.9	$(5,973.3)	$9,788.8

Current liabilities:
Accounts payable and accrued liabilities	$—	$242.4	$280.3	$557.3	$(55.8)	$1,024.2
Short-term loans and long-term debt due within one year			0.1	78.1		78.2

Total current liabilities	—	242.4	280.4	635.4	(55.8)	1,102.4
Long-term debt	1,700.0	2,033.0	667.3	867.7		5,268.0
Other non-current liabilities and minority interests		84.8	653.1	649.9	8.5	1,396.3
Investments by and advances from parent		1,613.0	2,109.1	2,203.9	(5,926.0)	—
Share owner's equity	2,022.1					2,022.1

Total liabilities and share owner's equity	$3,722.1	$3,973.2	$3,709.9	$4,356.9	$(5,973.3)	$9,788.8

	June 30, 2002
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$232.5	$141.1	$545.1	$(66.9)	$851.8
Inventories		150.8	198.9	533.5	(0.6)	882.6
Other current assets		(2.9)	161.5	169.5	0.2	328.3

Total current assets	—	380.4	501.5	1,248.1	(67.3)	2,062.7
Investments in and advances to subsidiaries	3,695.6	1,948.1	148.4		(5,792.1)	—
Goodwill		547.8	1,038.8	1,075.1		2,661.7
Other non-current assets		251.3	1,075.1	602.6	(7.4)	1,921.6

Total other assets	3,695.6	2,747.2	2,262.3	1,677.7	(5,799.5)	4,583.3
Property, plant and equipment, net		606.9	1,096.6	1,579.4		3,282.9

Total assets	$3,695.6	$3,734.5	$3,860.4	$4,505.2	$(5,866.8)	$9,928.9

Current liabilities:
Accounts payable and accrued liabilities	$—	$232.5	$327.2	$550.5	$(57.2)	$1,053.0
Short-term loans and long-term debt due within one year			0.2	92.2		92.4

Total current liabilities	—	232.5	327.4	642.7	(57.2)	1,145.4
Long-term debt	1,700.0	1,679.9	851.2	1,138.5		5,369.6
Other non-current liabilities and minority interests		78.6	736.2	594.0	9.5	1,418.3
Investments by and advances from parent		1,743.5	1,945.6	2,130.0	(5,819.1)	—
Share owner's equity	1,995.6					1,995.6

Total liabilities and share owners' equity	$3,695.6	$3,734.5	$3,860.4	$4,505.2	$(5,866.8)	$9,928.9

	Three months ended June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$433.4	$421.7	$756.7	$(32.2)	$1,579.6
Interest		0.2	0.4	5.7		6.3
Equity earnings from subsidiaries	17.0	6.0	3.2		(26.2)	—
Other equity earnings		3.6	1.9	2.3		7.8
Other revenue		11.0	2.7	4.2	(7.5)	10.4

Total revenue	17.0	454.2	429.9	768.9	(65.9)	1,604.1
Manufacturing, shipping, and delivery		344.7	347.9	617.7	(39.6)	1,270.7
Research, engineering, selling, administrative, and other		20.5	45.7	79.2	0.1	145.5
Net intercompany interest	(31.6)	8.4	20.7	2.5		—
Other interest expense	31.6	66.1	6.8	33.9		138.4

Total costs and expense	—	439.7	421.1	733.3	(39.5)	1,554.6
Earnings before items below	17.0	14.5	8.8	35.6	(26.4)	49.5
Provision for income taxes		4.2	3.2	20.7	(1.4)	26.7
Minority share owners' interests in earnings of subsidiaries				5.7	0.1	5.8

Net income	$17.0	$10.3	$5.6	$9.2	$(25.1)	$17.0

	Three months ended June 30, 2002
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$434.8	$398.0	$688.8	$(24.3)	$1,497.3
Interest			0.5	6.1		6.6
Equity earnings from subsidiaries	96.9	43.3	6.4		(146.6)	—
Other equity earnings		3.6	0.8	1.8		6.2
Other revenue		10.6	2.4	6.4	(6.5)	12.9

Total revenue	96.9	492.3	408.1	703.1	(177.4)	1,523.0
Manufacturing, shipping, and delivery		329.6	300.2	552.5	(29.2)	1,153.1
Research, engineering, selling, administrative, and other		20.6	49.1	44.2	(0.2)	113.7
Net intercompany interest	(33.2)	19.8	11.7	1.7		—
Other interest expense	33.2	32.2	11.3	29.5		106.2

Total costs and expense	—	402.2	372.3	627.9	(29.4)	1,373.0
Earnings before items below	96.9	90.1	35.8	75.2	(148.0)	150.0
Provision for income taxes		17.8	9.7	20.0	(0.2)	47.3
Minority share owners' interests in earnings of subsidiaries				5.5	0.3	5.8

Net income	$96.9	$72.3	$26.1	$49.7	$(148.1)	$96.9

	Six months ended June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$808.1	$802.9	$1,411.6	$(56.6)	$2,966.0
Interest		0.5	0.7	12.9		14.1
Equity earnings from subsidiaries	51.4	36.9	7.7		(96.0)	—
Other equity earnings		6.4	2.9	4.3		13.6
Other revenue		21.1	6.1	7.6	(12.5)	22.3

Total revenue	51.4	873.0	820.3	1,436.4	(165.1)	3,016.0
Manufacturing, shipping, and delivery		658.3	656.6	1,164.3	(68.4)	2,410.8
Research, engineering, selling, administrative, and other		41.2	94.2	116.4	—	251.8
Net intercompany interest	(64.7)	21.6	39.2	3.9		—
Other interest expense	64.7	108.2	14.7	61.8		249.4

Total costs and expense	—	829.3	804.7	1,346.4	(68.4)	2,912.0
Earnings before items below	51.4	43.7	15.6	90.0	(96.7)	104.0
Provision for income taxes		3.6	3.6	37.0	(0.3)	43.9
Minority share owners' interests in earnings of subsidiaries				8.4	0.3	8.7

Net income	$51.4	$40.1	$12.0	$44.6	$(96.7)	$51.4

	Six months ended June 30, 2002
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$825.0	$770.6	$1,254.6	$(42.0)	$2,808.2
Interest			1.1	10.8		11.9
Equity earnings from subsidiaries	160.4	76.2	11.2		(247.8)	—
Other equity earnings		7.1	1.7	3.4		12.2
Other revenue		22.6	6.1	12.3	(12.0)	29.0

Total revenue	160.4	930.9	790.7	1,281.1	(301.8)	2,861.3
Manufacturing, shipping, and delivery		637.6	582.1	1,005.1	(51.9)	2,172.9
Research, engineering, selling, administrative, and other		40.9	97.6	83.6		222.1
Net intercompany interest	(77.2)	50.4	23.3	3.5		—
Other interest expense	77.2	60.8	23.3	56.7		218.0

Total costs and expense	—	789.7	726.3	1,148.9	(51.9)	2,613.0
Earnings before items below	160.4	141.2	64.4	132.2	(249.9)	248.3
Provision for income taxes		25.1	18.2	34.8	(0.5)	77.6
Minority share owners' interests in earnings of subsidiaries				10.0	0.3	10.3

Earnings before cumulative effect of accounting change	160.4	116.1	46.2	87.4	(249.7)	160.4
Cumulative effect of accounting change	(460.0)	(47.0)	(413.0)	(57.1)	517.1	(460.0)

Net income (loss)	$(299.6)	$69.1	$(366.8)	$30.3	$267.4	$(299.6)

	Six months ended June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$(5.3)	$(38.2)	$82.2	$28.1	$66.8
Investing Activities:
Additions to property, plant, and equipment		(30.9)	(75.2)	(114.6)		(220.7)
Proceeds from sales		0.2	1.3	10.4		11.9

Cash used in investing activities	—	(30.7)	(73.9)	(104.2)	—	(208.8)
Financing Activities:
Net distribution to OI Inc.	(367.5)					(367.5)
Change in intercompany transactions	367.5	(1,344.0)	790.0	214.6	(28.1)	—
Change in short term debt				20.8		20.8
Payments of long term debt		(641.9)	(666.4)	(107.3)		(1,415.6)
Borrowings of long term debt		1,973.9		81.1		2,055.0
Net payments for debt-related hedging activity		74.2		(159.1)		(84.9)
Payment of finance fees		(26.2)	(4.2)	(15.7)		(46.1)

Cash provided by financing activities	—	36.0	119.4	34.4	(28.1)	161.7
Effect of exchange rate change on cash				4.1		4.1

Net change in cash	—	—	7.3	16.5	—	23.8
Cash at beginning of period		0.1	24.2	102.1		126.4

Cash at end of period	$—	$0.1	$31.5	$118.6	$—	$150.2

	Six months ended June 30, 2002
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$—	$2.6	$149.4	$185.4	$—	$337.4
Investing Activities:
Additions to property, plant, and equipment		(48.9)	(58.3)	(130.6)		(237.8)
Acquisitions, net of cash acquired				(3.5)		(3.5)
Proceeds from sales		3.2	12.8	3.2		19.2

Cash used in investing activities	—	(45.7)	(45.5)	(130.9)	—	(222.1)
Financing Activities:
Net distribution to OI Inc.	(102.5)					(102.5)
Change in intercompany transactions	102.5	42.6	(107.9)	(37.2)		—
Change in short term debt				25.7		25.7
Payments of long term debt		(1,041.4)	(4.8)	(104.2)		(1,150.4)
Borrowings of long term debt		1,059.9		106.1		1,166.0
Collateral deposits for certain derivatives				(50.8)		(50.8)
Payment of finance fees		(18.0)				(18.0)

Cash provided by (used in) financing activities	—	43.1	(112.7)	(60.4)	—	(130.0)
Effect of exchange rate change on cash				(1.6)		(1.6)

Net change in cash	—	—	(8.8)	(7.5)	—	(16.3)
Cash at beginning of period		—	22.3	133.3		155.6

Cash at end of period	$—	$—	$13.5	$125.8	$—	$139.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations—Second Quarter 2003 compared with Second Quarter 2002

Net Sales

        The Company's net sales by segment (dollars in millions) for the second quarters of 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002
Glass Containers	$1,074.6	$1,026.3
Plastics Packaging	505.0	471.0

Segment and consolidated net sales	$1,579.6	$1,497.3

        Consolidated net sales for the second quarter of 2003 increased $82.3 million, or 5.5%, to $1,579.6 million from $1,497.3 million in the second quarter of 2002.

        Net sales of the Glass Containers segment increased $48.3 million, or 4.7%, over the second quarter of 2002. In North America, sales in the second quarter of 2003 were approximately equal to sales in the second quarter of 2002. Increased pricing was offset by decreased shipments, led by an approximate 4% decrease in shipments of beer containers as a result of overall cool, damp spring weather conditions in the United States and Canada. The combined U.S. dollar sales of the segment's affiliates outside of North America increased $48.3 million, or 9.4% over the first quarter of 2002. The increase was attributed to a 7% increase in unit shipments and higher prices in the European businesses and higher prices in South America. These increases were mainly offset by overall decreased sales in South America, resulting from lower unit shipments throughout the region and lower unit shipments in the Asia Pacific region, principally in Australia and China. In Australia, lower shipments of containers for wine contributed to the decline, while in China, the SARS epidemic reduced unit shipments at Shanghai and Guangdong. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's affiliates in Europe and the Asia Pacific region by approximately $62 million and decreased reported U.S. dollar sales of the segment's affiliates in South America by approximately $17 million.

        Net sales of the Plastics Packaging segment increased $34.0 million, or 7.2%, over the second quarter of 2002. Unit shipments increased by approximately 8% overall, led by increased shipments of plastic containers for food, health care, and juices and closures for beverages and health care. These increases were more than offset by lower selling prices for certain of the segment's plastic products. The effects of higher resin cost pass-throughs increased sales in the second quarter of 2003 by approximately $38 million compared to the second quarter of 2002.

EBIT

        The Company evaluates performance and allocates resources based on EBIT excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT").

        The Company's Segment EBIT results (dollars in millions) for the second quarter of 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002
Glass Containers	$184.3	$192.9
Plastics Packaging	53.7	78.2

Product Segment EBIT	238.0	271.1
Eliminations and other retained items	(19.0)	(21.5)

Consolidated Segment EBIT	$219.0	$249.6

        Total product segment EBIT for the second quarter of 2003 decreased $33.1 million, or 12.2%, to $238.0 million from the second quarter of 2002 product segment EBIT of $271.1 million.

        EBIT of the Glass Containers segment for the second quarter of 2003 decreased $8.6 million to $184.3 million, compared to EBIT of $192.9 million in the second quarter of 2002. In North America, EBIT for the second quarter of 2003 decreased $17.9 million from the second quarter of 2002. The decrease resulted from higher energy costs of $12.7 million, lower pension income of approximately $10 million and lower unit shipments, particularly beer containers, resulting primarily from overall cool, damp spring weather conditions in the United States and Canada. These decreases were partially offset by an overall improvement in unit pricing and productivity compared to the second quarter of 2002. The combined U.S. dollar EBIT of the segment's affiliates outside North America increased $9.3 million over the second quarter of 2002. The increase was partially attributed to increased unit shipments, improved productivity, and higher prices in the European businesses. These increases were partially offset by increased energy costs of approximately $12 million in Europe and the Asia Pacific region and overall decreased unit shipments in the Asia Pacific region and South America. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's affiliates in Europe and the Asia Pacific region by approximately $9.9 million and decreased reported U.S. dollar EBIT of the segment's affiliates in South America by approximately $3.1 million.

        EBIT of the Plastics Packaging segment for the second quarter of 2003 decreased $24.5 million, or 31.3%, to $53.7 million compared to EBIT of $78.2 million in the second quarter of 2002. Unit shipments increased by approximately 8% overall, led by increased shipments of plastic containers for food, health care, and juices and closures for beverages and health care. However, the change in product mix and lower selling prices for certain of the segment's plastic products more than offset the effects of increased shipments, reducing EBIT by $14.5 million compared to the second quarter of 2002. Other factors that unfavorably affected EBIT in the second quarter of 2003 compared to the second quarter of 2002 were: (1) reduced EBIT of $6.3 million for the segment's advanced technology systems business, as a major customer discontinued production in the U.S. and relocated that production to Singapore and (2) lower pension income of approximately $2.2 million. The Plastics Packaging segment operates in a number of highly competitive markets and has incurred significant pricing pressure in some product lines which the Company expects to partially offset with increased unit volume, improved productivity and reduced costs.

        Eliminations and other retained items for the second quarter of 2003 increased $2.5 million over the second quarter of 2002. A $1.1 million reduction in pension income was more than offset by reduced administrative costs.

        Consolidated EBIT for the second quarter of 2003 included a loss of $37.4 million from the sale of long-term notes receivable, discussed further below, which was excluded from Segment EBIT because management considered it not representative of ongoing operations.

Interest Expense

        Interest expense increased to $138.4 million in the second quarter of 2003 from $106.2 million in the second quarter of 2002. Interest expense for the second quarter of 2003 included charges of $13.2 million for note repurchase premiums and related write-off of finance fees and a charge of $3.6 million for the write-off of finance fees related to bank debt that was repaid prior to its maturity. The remaining $15.4 million increase in 2003 is mainly due to the issuance of fixed rate notes totaling $625 million during the fourth quarter of 2002 and $900 million in May 2003. The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company's Secured Credit Agreement. Lower interest rates in 2003 on the Company's remaining variable rate debt partially offset the increase.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the second quarter of 2003 was $5.8 million compared to $5.8 million for the second quarter of 2002.

Net Earnings

        For the second quarter of 2003, the Company recorded net earnings of $17.0 million compared to net earnings of $96.9 million for the second quarter of 2002. The results for the second quarter of 2003 included a loss of $37.4 million ($37.4 million after tax) from the sale of long-term notes receivable and additional interest charges of $16.8 million ($10.7 million after tax) for early retirement of debt, principally note repurchase premiums.

Results of Operations—First Six Months 2003 compared with First Six Months 2002

Net Sales

        The Company's net sales by segment (dollars in millions) for the first six months of 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002
Glass Containers	$2,005.2	$1,896.4
Plastics Packaging	960.8	911.8

Segment and consolidated net sales	$2,966.0	$2,808.2

        Consolidated net sales for the first six months of 2003 increased $157.8 million, or 5.6%, to $2,966.0 million from $2,808.2 million in the first six months of 2002.

        Net sales of the Glass Containers segment increased $108.8 million, or 5.7%, over the first six months of 2002. In North America, a $13.7 million decrease in sales was primarily attributed to lower unit shipments. Overall cool and damp weather conditions in the United States and Canada during the first six months of the year caused lower demand, principally for beer containers. The combined U.S. dollar sales of the segment's affiliates outside of North America increased $122.5 million, or 13.1% over the first six months of 2002. The increase was partially attributed to an 8% increase in unit shipments and higher prices in the European businesses. These increases were partially offset by overall decreased sales in South America resulting from lower unit shipments throughout most of the region and from the effects of a national strike in Venezuela that began in early December 2002. The strike caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting net sales in the first six months of 2003 by approximately $20 million. The effects of the strike primarily impacted the first quarter of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's affiliates in Europe and the Asia Pacific region by approximately $122 million and decreased reported U.S. dollar sales of the segment's affiliates in South America by approximately $32 million.

        Net sales of the Plastics Packaging segment increased $49.0 million, or 5.4%, over the first six months of 2002. Unit shipments increased by approximately 8.2% overall, led by increased shipments of plastic containers for food, health and personal care, juices, and prescription packaging, and closures for beverages, food, juices and healthcare. These increases were offset by lower selling prices for certain of the segment's plastic products. The effects of higher resin cost pass-throughs increased sales in the first six months of 2003 by approximately $54 million compared to the first six months of 2002.

EBIT

        The Company's Segment EBIT results (dollars in millions) for the first six months of 2003 and 2002 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2003	2002
Glass Containers	$310.9	$344.0
Plastics Packaging	104.6	153.0

Product Segment EBIT	415.5	497.0
Eliminations and other retained items	(38.8)	(42.6)

Consolidated Segment EBIT	$376.7	$454.4

        Total product segment EBIT for the first six months of 2003 decreased $81.5 million, or 16.4%, to $415.5 million from the first six months of 2002 product EBIT of $497.0 million.

        EBIT of the Glass Containers segment for the first six months of 2003 decreased $33.1 million to $310.9 million, compared to EBIT of $344.0 million in the first six months of 2002. In North America, EBIT for the first six months of 2003 decreased $55.1 million from the first six months of 2002. The decrease resulted from higher energy costs of $23.9 million, lower pension income of approximately $20 million and lower unit shipments, particularly beer containers, resulting primarily from overall cool and damp weather conditions in the United States and Canada during the first six months of the year, partially offset by an overall improvement in unit pricing and productivity compared to the first six months of 2002. The combined U.S. dollar EBIT of the segment's affiliates outside North America increased $22.0 million over the first quarter of 2002. The increase was attributed to increased unit shipments, improved productivity, and higher prices in the European businesses. These increases were partially offset by increased energy costs of approximately $23 million in Europe and the Asia Pacific region and overall decreased sales in South America principally resulting from lower unit shipments throughout most of the region and the effects of a national strike in Venezuela that began in early December 2002. The strike caused energy supply curtailments that forced the Company to idle its two plants in the country, adversely affecting EBIT in the first six months of 2003 by approximately $10 million. The effects of the strike were mostly incurred during the first quarter of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's affiliates in Europe and the Asia Pacific region by approximately $19 million and decreased reported U.S. dollar EBIT of the segment's affiliates in South America by approximately $5 million.

        EBIT of the Plastics Packaging segment for the first six months of 2003 decreased $48.4 million, or 31.6%, to $104.6 million compared to EBIT of $153.0 million in the first six months of 2002. Unit shipments increased by approximately 8.2% overall, led by increased shipments of plastic containers for food, health and personal care, juices, and prescription packaging, and closures for beverages, food, juices and healthcare. However, the change in product mix and lower selling prices for certain of the segment's plastic products more than offset the effects of increased shipments. Other factors that unfavorably affected EBIT in the first six months of 2003 compared to the first six months of 2002 were: (1) reduced EBIT of $13.8 million for the segment's advanced technology systems business, as a major customer discontinued production in the U.S. and relocated that production to Singapore and (2) lower pension income of approximately $4 million.

        Eliminations and other retained items for the first six months of 2003 increased $3.8 million over the first six months of 2002. A $2.2 million reduction in pension income was more than offset by reduced administrative costs.

        Consolidated EBIT for the first six months of 2003 included a loss of $37.4 million from the sale of long-term notes, as discussed further below, which was excluded from Segment EBIT because management considered it not representative of ongoing operations.

Interest Expense

        Interest expense increased to $249.4 million in the first six months of 2003 from $218.0 million in the first six months of 2002. Interest expense for the first six months of 2003 included charges of $13.2 million for note repurchase premiums and related write-off of finance fees and a charge of $3.6 million for the write-off of finance fees related to bank debt that was repaid prior to its maturity. Interest expense for the first six months of 2002 included a charge of $10.9 million for early extinguishment of debt which was reclassified from extraordinary items as required by FAS No. 145. For more information, see Note 9 to the Condensed Consolidated Financial Statements. Exclusive of these items, interest expense in the first six months of 2003 was $25.5 million higher than in the first six months of 2002. The higher interest expense in 2003 was mainly due to the issuance of fixed rate notes totaling $1,625 billion in 2002 and $900 million in May 2003. The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company's Secured Credit Agreement. Lower interest rates in 2003 on the Company's remaining variable rate debt partially offset the increase.

Provision for Income Taxes

        Excluding the effects of the loss on the sale of long-term notes receivable and the additional interest charges for early retirement of debt, the Company's effective tax rate in the first six months of 2003 was 31.6%. Excluding the effects of the first quarter 2002 additional charges for the early retirement of debt, the Company's effective tax rate was 31.6% in the first six months of 2002 and 30.1% for the full year 2002. The increase from the actual rate for the full year 2002 to the estimated rate for 2003 is due to a shift in estimated international earnings toward countries with higher effective tax rates.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the first six months of 2003 was $8.7 million compared to $10.3 million for the first six months of 2002. The decrease is attributable to lower net income in the first quarter of 2003 for certain of the Company's subsidiaries, particularly in Venezuela where the effects of a national strike caused the Company to close its facilities during the first part of the first quarter.

Net Earnings

        For the first six months of 2003, the Company recorded net earnings of $51.4 million compared to a net loss of $299.6 million for the first six months of 2002. The results for the first six months of 2003 included a loss of $37.4 million ($37.4 million after tax) from the sale of long-term notes receivable and additional interest charges of $16.8 million ($10.7 million after tax) for early retirement of debt, principally note repurchase premiums. The following items were included in the net loss for the first six months of 2002: (1) a $460.0 million charge from the cumulative effect of the change in method of accounting for goodwill; and (2) additional charges to interest expense of $10.9 million ($6.7 million after tax) for the write-off of deferred finance fees related to the early extinguishment of debt which had been reported as an extraordinary item in 2002, but was reclassified to interest expense as required by FAS No. 145.

Capital Resources and Liquidity

        The Company's total debt at March 31, 2003 was $5.56 billion, compared to $5.35 billion at December 31, 2002 and $5.43 billion at March 31, 2002.

        On June 13, 2003, the Company's subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion existing credit agreement which had been scheduled to mature on March 31, 2004.

        At June 30, 2003, the Company had available credit totaling $1.9 billion under the Agreement, of which $144.2 million had not been utilized. Cash provided by operating activities was $66.8 million for the first six months of 2003 compared to $337.2 million for the first six months of 2002. The decrease in cash provided by operations is due in part to an increase in accounts receivable as a result of increased sales in Europe and increased plastic product and machine sales domestically. It is also due to an increase in inventories in the domestic glass operations as a result of lower shipments. The first six months of 2003 also lacks the benefit of a significant collection of past due accounts receivable from the Canadian acquisition which were collected in the first six months of 2002. Additional borrowings under the Agreement were necessary to fund these working capital requirements.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880 million to purchase in a tender offer $263.5 million of OI Inc.'s $300 million 7.85% Senior Notes due 2004 and repay borrowings under the existing credit agreement. Concurrently, available credit under the existing credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the existing credit agreement.

        The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extends the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt. The Company expects that the effects of additional higher cost fixed rate debt will add approximately $22 million to interest expense for the second half of 2003 compared to the second half of 2002. The Company presently does not expect to issue additional notes, other than those discussed above, during 2003.

        On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling. The resulting loss of US$37.4 million (US$37.4 million after tax) was included in the results of operations of the second quarter of 2003.

        OI Inc. has substantial obligations related to semiannual interest payments on $1.4 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 shares of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments for the six months ended June 30, 2003 were $99.9, million down from $111.7 million for the first six months of 2002. OI Inc. expects that its total asbestos-related payments in 2003 will be moderately lower than 2002. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

Pension Benefit Plans Funded Status

        Because of their historically well-funded status, the Company's principal defined benefit pension plans contributed pretax credits to earnings of approximately $15.7 million for the first six months of 2003 and approximately $41.6 million for the first six months of 2002. The 2003 decrease in pretax pension credits is attributed to several factors discussed below.

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

        If the Accumulated Benefit Obligation ("ABO") of the Company's principal pension plans in the U.S. and Australia exceeds the fair value of their assets at the next measurement date of December 31, 2003, the Company will be required to write off most of its prepaid pension asset ($946.5 million at June 30, 2003) and record a liability equal to the excess of the ABO over the fair value of the assets.

The noncash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners' equity that would significantly reduce net worth. Even if the fair values of the U.S. plans' assets are less than ABO at December 31, 2003, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        All borrowings under the Secured Credit Agreement, including borrowings by foreign subsidiaries, are denominated in U.S. dollars. As described in Note 10 to the financial statements, certain amounts borrowed under the Agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

        On June 13, 2003, the Company's subsidiary borrowers entered into an Amended and Restated Secured Credit Agreement (the "Agreement") which provides for up to $1.9 billion of credit. The Agreement consists of a $600 million revolving credit facility and a $460 million A term loan, each of which has a final maturity date of April 1, 2007, and an $840 million B term loan, which has a final maturity date of April 1, 2008. Proceeds from borrowings under the Agreement were used to repay all amounts outstanding under the Company's $1.9 billion existing credit agreement which had been scheduled to mature on March 31, 2004. Interest on all borrowings under the Agreement is determined by reference to short-term market rates.

        The Senior Secured Notes totaling $2.075 billion and Senior Notes totaling $450 million that were issued during 2002 and 2003 were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extends the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt. The Company expects that the effects of additional higher cost fixed rate debt, will add approximately $22 million to interest expense for the last half of 2003 compared to the last half of 2002. The Company presently does not expect to issue additional notes, other than those discussed above, during 2003.

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

Item 4.    Controls and Procedures.

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
  (b)
  Reports on Form 8-K:

  On April 23, 2003, the Registrant filed a Form 8-K which included a press release dated April 21, 2003 announcing the intent of its indirect wholly-owned subsidiary Owens-Brockway Glass Container Inc. to offer senior secured notes and senior notes in a private offering.

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

OWENS-ILLINOIS GROUP, INC.
Date	August 14, 2003	By:	/s/ EDWARD C. WHITE Edward C. White Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

QuickLinks

Part I—FINANCIAL INFORMATION
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED CASH FLOWS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Tabular data dollars in millions,
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS