Form 10-Q
period 2004-03-31
OWENS ILLINOIS GROUP INC
filed 2004-05-10
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2004
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

        Owens-Illinois Group, Inc. $.01 par value common stock—100 shares at April 30, 2004.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

        The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2004	2003
Revenues:
Net sales	$1,545.4	$1,386.4
Royalties and net technical assistance	7.7	6.7
Equity earnings	5.6	5.8
Interest	3.3	7.8
Other	5.2	5.2

	1,567.2	1,411.9
Costs and expenses:
Manufacturing, shipping, and delivery	1,260.1	1,140.1
Research and development	10.3	9.9
Engineering	9.4	10.2
Selling and administrative	90.5	83.6
Interest	114.4	111.0
Other	4.2	2.6

	1,488.9	1,357.4

Earnings before items below	78.3	54.5
Provision for income taxes	23.4	17.2
Minority share owners' interests in earnings of subsidiaries	5.9	2.9

Net earnings	$49.0	$34.4

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2004	Dec. 31, 2003	March 31, 2003
Assets
Current assets:
Cash, including time deposits	$159.0	$163.4	$128.5
Short-term investments, at cost which approximates market	22.4	26.8	20.2
Receivables, less allowances for losses and discounts ($49.8 at March 31, 2004, $52.0 at December 31, 2003, and $51.9 at March 31, 2003)	868.0	769.7	797.2
Inventories	989.8	1,010.1	956.6
Prepaid expenses	78.1	90.5	72.3

Total current assets	2,117.3	2,060.5	1,974.8
Investments and other assets:
Equity investments	146.8	145.3	195.4
Repair parts inventories	200.7	201.0	198.6
Prepaid pension	973.1	967.1	937.9
Deposits, receivables, and other assets	441.0	423.3	666.6
Goodwill	2,287.6	2,280.2	2,744.6

Total other assets	4,049.2	4,016.9	4,743.1
Property, plant, and equipment, at cost	6,442.6	6,411.7	6,112.3
Less accumulated depreciation	3,116.9	3,024.7	2,751.9

Net property, plant, and equipment	3,325.7	3,387.0	3,360.4

Total assets	$9,492.2	$9,464.4	$10,078.3

Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$122.0	$92.4	$84.6
Accounts payable and other liabilities	1,066.2	1,096.0	1,005.3

Total current liabilities	1,188.2	1,188.4	1,089.9
Long-term debt	5,387.4	5,333.1	5,479.6
Deferred taxes	323.0	337.7	392.9
Nonpension postretirement benefits	283.2	284.8	288.4
Other liabilities	645.1	637.2	624.7
Commitments and contingencies
Minority share owners' interests	153.9	161.1	139.6
Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,417.3	1,451.7	1,557.5
Retained earnings	362.5	313.5	1,046.2
Accumulated other comprehensive income	(268.4)	(243.1)	(540.5)

Total share owner's equity	1,511.4	1,522.1	2,063.2

Total liabilities and share owner's equity	$9,492.2	$9,464.4	$10,078.3

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$49.0	$34.4
Non-cash charges (credits):
Depreciation	123.3	114.2
Amortization of intangibles and other deferred items	8.1	14.2
Amortization of finance fees	4.9
Deferred tax provision	10.0	7.4
Other	(23.1)	(21.3)
Change in non-current operating assets	(10.9)	5.6
Reduction of non-current liabilities	(6.9)
Change in components of working capital	(85.0)	(169.0)

Cash provided by (utilized in) operating activities	69.4	(14.5)
Cash flows from investing activities:
Additions to property, plant, and equipment	(82.5)	(119.4)
Net cash proceeds from divestitures and asset sales	14.6	7.8
Acquisitions, net of cash acquired

Cash utilized in investing activities	(67.9)	(111.6)
Cash flows from financing activities:
Additions to long-term debt	182.4	260.6
Repayments of long-term debt	(143.7)	(51.6)
Increase in short-term loans	28.2	5.7
Collateral deposits for certain derivative instruments	(6.9)	(33.2)
Payment of finance fees	(3.1)
Distributions to parent	(52.8)	(54.7)

Cash provided by financing activities	4.1	126.8
Effect of exchange rate fluctuations on cash	(10.0)	1.4

Increase (decrease) in cash	(4.4)	2.1
Cash at beginning of period	163.4	126.4

Cash at end of period	$159.0	$128.5

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

2.    Inventories

        Major classes of inventory are as follows:

	March 31, 2004	Dec. 31, 2003	March 31, 2003
Finished goods	$802.9	$789.4	$757.7
Work in process	7.7	9.1	6.3
Raw materials	109.5	137.9	124.2
Operating supplies	69.7	73.7	68.4

	$989.8	$1,010.1	$956.6

3.     Long-Term Debt

        The following table summarizes the long-term debt of the Company:

	March 31, 2004	Dec. 31, 2003	March 31, 2003
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$76.3	$—	$2,051.5
Term Loans:
A1 Term Loan	460.0	460.0
B1 Term Loan	840.0	840.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	447.7	450.0
Payable to OI Inc.	1,452.7	1,434.9	1,700.0
Other	101.1	137.0	133.1

	5,452.8	5,396.9	5,509.6
Less amounts due within one year	65.4	63.8	30.0

Long-term debt	$5,387.4	$5,333.1	$5,479.6

        On March 15, 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). The previous Amended and Restated Secured Credit Agreement was amended and restated in order to provide financing for the previously announced acquisition of BSN Glasspack, S.A. The Agreement provides for up to $3.27 billion of U.S.

dollar borrowings and 52 million Euro borrowings, of which $1.37 billion and 52 million Euros are not available until the closing of the BSN transaction. The Agreement includes a $600 million revolving credit facility and a $460 million A1 term loan, each of which has a final maturity date of April 1, 2007. The Agreement also includes an $840 million B1 term loan, a $1,095 million U.S. dollar and 52 million Euro C term loans and a $275 million D term loan, each of which has a final maturity date of April 1, 2008.

        At March 31, 2004, the Company's subsidiary borrowers had unused credit of $343.4 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2004 was 3.95%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and Canadian subsidiaries, as discussed in Note 10, the weighted average interest rate was 6.71%.

4.    Supplemental Cash Flow Information

	Three months ended March 31,
	2004	2003
Interest paid in cash	$74.2	$83.6
Income taxes paid in cash	27.5	7.6

        The increase in cash taxes paid is the result of higher international earnings.

5.    Comprehensive Income

        The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments. Total comprehensive income for the three month periods ended March 31, 2004 and 2003 amounted to $23.7 million and $77.5 million, respectively.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income would have been as follows:

	Three months ended March 31,
	2004	2003
Net income:
As reported	$49.0	$34.4
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.6)	(2.2)

Pro forma	$47.4	$32.2

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected life of options	5 years	5 years
Expected stock price volatility	74.0%	72.7%
Risk-free interest rate	2.7%	3.1%
Expected dividend yield	0.0%	0.0%

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

        As of March 31, 2004, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 31,000 plaintiffs and claimants. Based on an analysis of the claims and lawsuits pending as of December 31, 2003, approximately 92% of the plaintiffs and claimants either do not specify the monetary damages sought or, in the case of court filings, claim an amount sufficient to invoke the jurisdiction of the trial court. Fewer than 4% of the plaintiffs specify the maximum of their damages claim to be between $10 million and $33 million, while approximately 4% of the plaintiffs claim specific damage amounts ranging between $6 million to $122 million. A single suit pending since 1991 involving fewer than 0.1% of the plaintiffs and approximately 60 defendants, claims damages of $11 billion.

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

        In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of March 31, 2004 there are no more than 21,000 of such preexisting but presently unasserted claims against OI Inc. that are not included in the total of pending claims set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

        Since receiving its first asbestos claim, OI Inc., as of March 31, 2004, has disposed of the asbestos claims of approximately 310,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,000. Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable totaled approximately $90 million at March 31, 2004 ($87 million at December 31, 2003) and are included in the foregoing average indemnity payment per claim. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

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

        Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

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

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries ("EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT"). EBIT for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.

        Financial information for the three-month periods ended March 31, 2004 and 2003 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2004	$1,062.3	$483.1	$1,545.4		$1,545.4
2003	930.6	455.8	1,386.4		1,386.4

Segment EBIT:
2004	$165.1	$55.9	$221.0	$(31.6)	$189.4
2003	126.4	51.1	177.5	(19.8)	157.7

        The reconciliation of Segment EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended March 31, 2004 and 2003 is as follows:

	2004	2003
Segment EBIT for reportable segments	$221.0	$177.5
Eliminations and other retained items	(31.6)	(19.8)
Interest expense	(114.4)	(111.0)
Interest income	3.3	7.8

Total	$78.3	$54.5

9.    New Accounting Standards

        FIN No. 46 (Revised). In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity ("VIE") should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for periods ending after December 15, 2003 for companies that have interest in structures that are commonly referred to as special-purpose entities. FIN No. 46 is effective for all other types of variable interest entities for periods ending after March 15, 2004. The Company does not have an interest in any structure that would be considered a special-purpose entity and therefore, FIN No. 46 was adopted by the Company on March 31, 2004 with no impact on the Company's results of operations or financial position.

10.   Derivative Instruments

        The terms of the Second Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C term loan which allows for 52 million Euro borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        During 2003, the Company's subsidiary in Australia entered into a number of agreements that swap a total of U.S. $666 million of borrowings into 1,050 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2004 through May 2005.

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

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For three months ended March 31, 2004, the amount not offset was immaterial.

        In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $1.3 billion that mature from 2007 through 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133 the Company recorded the fair market values of the swaps as a net other long-term asset along with a corresponding net increase to the hedged debt.

        Under the swaps the Company receives fixed rate interest amounts (equal to interest on the corresponding note hedged) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value at March 31, 2004 of swaps of OI Inc's public notes made by the Company through intercompany loans (based on a projected U.S. LIBOR rate of 1.212%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
Senior Notes due 2007	$300.0	8.10%	4.5%	$5.6
Senior Notes due 2008	250.0	7.35%	3.5%	4.7
Senior Debentures due 2010	250.0	7.50%	3.2%	5.9
Senior Notes due 2013	450.0	8.25%	3.7%	(2.3)

Total	$1,250.0			$13.9

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At March 31, 2004, the Company had entered into commodity futures contracts for approximately 75% (approximately 13,500,000 MM BTUs) of its expected North American natural gas usage for the full year of 2004 and approximately 4% (approximately 960,000 MM BTUs) for the full year of 2005.

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

        The above futures contracts are accounted for as cash flow hedges at March 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At March 31, 2004, an unrealized net gain of $5.8 million, after tax of $3.1 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the three months ended March 31, 2004 and 2003.

        The Company's international subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

11.   Restructuring Accruals

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

        In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

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

        In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory. This closing was part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand. The Perth plant's western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate. As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

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

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Accrual balance as of December 31, 2003	$12.2	$12.0	$5.4	$29.6
Net cash paid	(0.9)	(2.2)	(2.0)	(5.1)
Other, principally translation		(0.4)	0.3	(0.1)

Remaining accruals related to plant closing charges as of March 31, 2004	$11.3	$9.4	$3.7	$24.4

12.   Pensions

        The components of the net pension expense (credit) for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Service cost	$13.7	$12.0
Interest cost	46.5	44.3
Expected asset return	(70.3)	(68.3)
Amortization:
Prior service cost	1.6	1.7
Loss	8.8	2.6

Net amortization	10.4	4.3

Net expense (credit)	$0.3	$(7.7)

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $33.9 million to its pension plans in 2004. As of March 31, 2004, $9.1 million of contributions have been made. The Company presently does not expect its projected contributions for the full year of 2004 to be significantly different from the $33.9 million previously projected.

13.   Postretirement Benefits Other Than Pensions

        The components of the net postretirement benefit cost for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Service cost	$1.1	$0.9
Interest cost	5.7	5.8
Amortization:
Prior service credit	(1.2)	(3.2)
Loss	1.2	0.9

Net amortization	—	(2.3)

Net postretirement benefit cost	$6.8	$4.4

        During January 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act")", which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act is a one-time election that must be made before net periodic postretirement benefit costs for the period that includes the Act's enactment date are first included in reported financial information pursuant to the requirements of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". In accordance with FSP 106-1, the Company has elected to defer accounting for the effects of the Act and, accordingly, the measures of net postretirement benefit cost shown above do not reflect the effects of the Act on the postretirement benefits. The Company has not determined the impact of the Act on these benefits.

14.   Financial Information for Subsidiary Guarantors and Non-Guarantors

        The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois Group, Inc. (the "Parent"); (2) Owens-Brockway Glass Container Inc. (the "Issuer"); (3) those domestic subsidiaries that guarantee the Senior Secured Notes of the Issuer (the "Guarantor Subsidiaries"); and (4) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly-owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several. The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

        Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	March 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$96.6	$163.6	$607.9	$(0.1)	$868.0
Inventories		`190.9	182.6	617.5	(1.2)	989.8
Other current assets		1.9	69.0	188.2	0.4	259.5

Total current assets	—	289.4	415.2	1,413.6	(0.9)	2,117.3
Investments in and advances to subsidiaries	2,947.9	2,756.0	51.8		(5,755.7)	—
Goodwill		544.1	370.3	1,373.2		2,287.6
Other non-current assets		286.5	1,148.8	331.6	(5.3)	1,761.6

Total other assets	2,947.9	3,586.6	1,570.9	1,704.8	(5,761.0)	4,049.2
Property, plant and equipment, net		573.4	1,017.2	1,735.1		3,325.7

Total assets	$2,947.9	$4,449.4	$3,003.3	$4,853.5	$(5,761.9)	$9,492.2

Current liabilities:
Accounts payable and accrued liabilities	$—	$230.4	$287.4	$550.2	$(1.8)	$1,066.2
Short-term loans and long-term debt due within one year	36.5		0.1	85.4		122.0

Total current liabilities	36.5	230.4	287.5	635.6	(1.8)	1,188.2
Long-term debt	1,400.0	3,378.9	0.7	607.8		5,387.4
Other non-current liabilities and minority interests		34.3	573.0	792.3	5.6	1,405.2
Investments by and advances from parent		805.8	2,142.1	2,817.8	(5,765.7)	—
Share owner's equity	1,511.4					1,511.4

Total liabilities and share owner's equity	$2,947.9	$4,449.4	$3,003.3	$4,853.5	$(5,761.9)	$9,492.2

	December 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$68.2	$136.0	$565.5	$—	$769.7
Inventories		184.4	214.1	612.8	(1.2)	1,010.1
Other current assets		3.4	75.4	200.7	1.2	280.7

Total current assets	—	256.0	425.5	1,379.0	—	2,060.5
Investments in and advances to subsidiaries	2,957.0	2,801.0	35.7		(5,793.7)	—
Goodwill		544.1	370.3	1,365.8		2,280.2
Other non-current assets		270.3	1,142.9	328.4	(4.9)	1,736.7

Total other assets	2,957.0	3,615.4	1,548.9	1,694.2	(5,798.6)	4,016.9
Property, plant and equipment, net		577.7	1,037.5	1,771.8		3,387.0

Total assets	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

Current liabilities:
Accounts payable and accrued liabilities	$—	$234.0	$279.7	$583.9	$(1.6)	$1,096.0
Short-term loans and long-term debt due within one year	36.5		0.1	55.8		92.4

Total current liabilities	36.5	234.0	279.8	639.7	(1.6)	1,188.4
Long-term debt	1,398.4	3,365.0	0.7	569.0		5,333.1
Other non-current liabilities and minority interests		51.3	573.2	791.0	5.3	1,420.8
Investments by and advances from parent		798.8	2,158.2	2,845.3	(5,802.3)	—
Share owner's equity	1,522.1					1,522.1

Total liabilities and share owner's equity	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

	March 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$156.6	$163.8	$512.4	$(35.6)	$797.2
Inventories		196.1	221.7	540.1	(1.3)	956.6
Other current assets		(7.2)	92.7	135.0	0.5	221.0

Total current assets	—	345.5	478.2	1,187.5	(36.4)	1,974.8
Investments in and advances to subsidiaries	3,763.2	2,220.2	31.9		(6,015.3)	—
Goodwill		547.9	1,040.3	1,156.4		2,744.6
Other non-current assets		364.9	1,123.9	511.6	(1.9)	1,998.5

Total other assets	3,763.2	3,133.0	2,196.1	1,668.0	(6,017.2)	4,743.1
Property, plant and equipment, net		625.3	1,114.8	1,620.3		3,360.4

Total assets	$3,763.2	$4,103.8	$3,789.1	$4,475.8	$(6,053.6)	$10,078.3

Current liabilities:
Accounts payable and accrued liabilities	$—	$214.3	$277.5	$532.2	$(18.7)	$1,005.3
Short-term loans and long-term debt due within one year			0.1	84.5		84.6

Total current liabilities	—	214.3	277.6	616.7	(18.7)	1,089.9
Long-term debt	1,700.0	2,253.9	667.3	858.4		5,479.6
Other non-current liabilities and minority interests		82.9	633.7	723.9	5.1	1,445.6
Investments by and advances from parent		1,552.7	2,210.5	2,276.8	(6,040.0)	—
Share owner's equity	2,063.2					2,063.2

Total liabilities and share owner's equity	$3,763.2	$4,103.8	$3,789.1	$4,475.8	$(6,053.6)	$10,078.3

	Three months ended March 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$383.5	$396.8	$784.5	$(19.4)	$1,545.4
Interest		0.1	0.3	2.9		3.3
Equity earnings from subsidiaries	49.0	50.1	4.6		(103.7)	—
Other equity earnings		2.8	1.8	1.0		5.6
Other revenue		11.0	2.9	5.9	(6.9)	12.9

Total revenue	49.0	447.5	406.4	794.3	(130.0)	1,567.2
Manufacturing, shipping, and delivery		315.6	331.0	640.8	(27.3)	1,260.1
Research, engineering, selling, administrative, and other		22.7	51.4	40.2	0.1	114.4
Net intercompany interest	(27.8)	(8.6)	33.4	3.0		—
Other interest expense	27.8	58.6	0.5	27.5		114.4

Total costs and expense	—	388.3	416.3	711.5	(27.2)	1,488.9
Earnings before items below	49.0	59.2	(9.9)	82.8	(102.8)	78.3
Provision (credit) for income taxes		3.9	(2.9)	22.4	—	23.4
Minority share owners' interests in earnings of subsidiaries				5.7	0.2	5.9

Net income	$49.0	$55.3	$(7.0)	$54.7	$(103.0)	$49.0

	Three months ended March 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$374.7	$381.2	$654.9	$(24.4)	$1,386.4
Interest		0.3	0.3	7.2		7.8
Equity earnings from subsidiaries	34.4	30.9	9.1		(74.4)	—
Other equity earnings		2.8	1.0	2.0		5.8
Other revenue		10.1	3.4	3.4	(5.0)	11.9

Total revenue	34.4	418.8	395.0	667.5	(103.8)	1,411.9
Manufacturing, shipping, and delivery		313.6	308.7	546.6	(28.8)	1,140.1
Research, engineering, selling, administrative, and other		20.7	48.5	37.2	(0.1)	106.3
Net intercompany interest	(33.1)	13.2	18.5	1.4		—
Other interest expense	33.1	42.1	7.9	27.9		111.0

Total costs and expense	—	389.6	383.6	613.1	(28.9)	1,357.4
Earnings before items below	34.4	29.2	11.4	54.4	(74.9)	54.5
Provision (credit) for income taxes		(0.6)	0.4	11.7	5.7	17.2
Minority share owners' interests in earnings of subsidiaries				2.7	0.2	2.9

Net income	$34.4	$29.8	$11.0	$40.0	$(80.8)	$34.4

	Three months ended March 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$(13.3)	$24.6	$38.8	$19.3	$69.4
Investing Activities:
Additions to property, plant, and equipment		(18.8)	(11.4)	(52.3)		(82.5)
Proceeds from sales		2.3	0.3	12.0		14.6

Cash used in investing activities	—	(16.5)	(11.1)	(40.3)	—	(67.9)
Financing Activities:
Net distribution to OI Inc.	(52.8)					(52.8)
Change in intercompany transactions	52.8	32.9	(12.4)	(53.3)	(20.0)	—
Change in short term debt				28.2		28.2
Payments of long term debt		(31.1)		(112.6)		(143.7)
Borrowings of long term debt		31.1		151.3		182.4
Payment of finance fees		(3.1)				(3.1)
Net payments for debt-related hedging activity				(6.9)		(6.9)

Cash provided by (used in) financing activities	—	29.8	(12.4)	6.7	(20.0)	4.1
Effect of exchange rate change on cash				(10.0)		(10.0)

Net change in cash	—	(0.0)	1.1	(4.8)	(0.7)	(4.4)
Cash at beginning of period		0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$0.2	$7.9	$150.9	$—	$159.0

	Three months ended March 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$(52.2)	$(36.4)	$58.5	$15.6	$(14.5)
Investing Activities:
Additions to property, plant, and equipment		(38.5)	(23.1)	(57.8)		(119.4)
Proceeds from sales				7.8		7.8

Cash used in investing activities	—	(38.5)	(23.1)	(50.0)	—	(111.6)
Financing Activities:
Net distribution to OI Inc.	(54.7)					(54.7)
Change in intercompany transactions	54.7	(92.2)	59.5	(6.4)	(15.6)	—
Change in short term debt				5.7		5.7
Payments of long term debt		(12.9)		(38.7)		(51.6)
Borrowings of long term debt		233.9		26.7		260.6
Collateral deposits for certain derivatives		(38.1)		4.9		(33.2)

Cash provided by (used in) financing activities	—	90.7	59.5	(7.8)	(15.6)	126.8
Effect of exchange rate change on cash				1.4		1.4

Net change in cash	—	—	—	2.1	—	2.1
Cash at beginning of period		0.1	24.2	102.1		126.4

Cash at end of period	$—	$0.1	$24.2	$104.2	$—	$128.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations—First Quarter 2004 compared with First Quarter 2003

Net Sales

        The Company's net sales by segment (dollars in millions) for the first quarter of 2004 and 2003 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$1,062.3	$930.6
Plastics Packaging	483.1	455.8

Segment and consolidated net sales	$1,545.4	$1,386.4

        Consolidated net sales for the first quarter of 2004 increased $159.0 million, or 11.5%, to $1,545.4 million from $1,386.4 million in the first quarter of 2003.

        Net sales of the Glass Containers segment increased $131.7 million, or 14.2%, over the first quarter of 2003. In North America, sales in the first quarter of 2004 were $12.1 million higher than sales in the first quarter of 2003. The higher sales were attributable to increased pricing and overall increased shipments (up approximately 2%) compared to the first quarter of 2003. Shipments of beer containers increased approximately 6% from the first quarter of 2003 primarily due to overall warmer weather conditions in the U.S. and Canada during the first quarter of 2004 as compared to the first quarter of 2003. Shipments of containers for food were higher for the first quarter of 2004; however, lower shipments of containers for tea, juice, liquor and wine more than offset the increase in food shipments. The combined U.S. dollar sales of the segment's operations outside of North America increased $119.6 million over the first quarter of 2003. The increase resulted from a number of factors, including; (1) a 7% increase in unit shipments, higher selling prices and a better product sales mix in the European businesses; (2) a 23% increase in unit shipments and a better product sales mix in South America, particularly in Venezuela; and (3) a 5% increase in unit shipments and higher prices in most of the Asia Pacific region, particularly New Zealand and China. Most of the quarter over quarter increase in South American shipments related to the non-recurrence of the national strike in Venezuela that began in early December 2002 and continued into the first quarter of 2003. The strike caused energy supply curtailments which forced the Company to temporarily idle its two plants in that country during the first quarter of 2003. The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $72 million. The reported U.S. dollar sales of the segment's operations in South America were not significantly affected by the effects of changing foreign currency exchange rates compared to the prior year first quarter.

        Net sales of the Plastics Packaging segment increased $27.3 million, or 6.0%, over the first quarter of 2003. Unit shipments increased by approximately 10% overall, led by increased shipments of plastic containers for health care, water and juices, and closures for beverages, health care, food and juices. These increases were mostly offset by lower selling prices for certain of the segment's container products and the absence of sales from certain closures assets that were divested in the fourth quarter of 2004. The effects of higher resin cost pass-throughs increased sales in the first quarter of 2004 by approximately $14 million compared to the first quarter of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $12 million.

EBIT

        The Company evaluates performance and allocates resources based on EBIT, excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT").

        The Company's Segment EBIT results (dollars in millions) for the first quarter of 2004 and 2003 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$165.1	$126.4
Plastics Packaging	55.9	51.1
Eliminations and other retained items	(31.6)	(19.8)

        Segment EBIT of the Glass Containers segment for the first quarter of 2004 increased $38.7 million, or 30.6%, to $165.1 million, compared with Segment EBIT of $126.4 million in the first quarter of 2003. In North America, EBIT for the first quarter of 2004 increased $3.8 million from the first quarter of 2003. The increase resulted from higher unit shipments, particularly beer containers, increased selling prices, higher capacity utilization, lower maintenance and repair expense, and fixed cost savings resulting from two plant closings in the last half of 2003. These increases were partially offset by lower pension income of approximately $4.6 million. The combined U.S. dollar EBIT of the segment's operations outside North America increased $34.9 million over the first quarter of 2003. The increase was partially attributed to overall increased unit shipments in Europe, South America, and the Asia Pacific region. Higher selling prices and a better product sales mix in the European businesses, the absence of the national strike in Venezuela as discussed below and higher prices in most of the Asia Pacific region also contributed to the increase. South American operations in the first quarter of 2004 compared favorably to the prior year because of the non-recurrence of the national strike in Venezuela that began in early December 2002 and continued into the first quarter of 2003. The strike caused energy supply curtailments which forced the Company to temporarily idle its two plants in that country during the first quarter of 2003. These increases were partially offset by increased energy costs totaling approximately $6 million in Europe, South America and the Asia Pacific region. The effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's operations in Europe and the Asia Pacific region by approximately $12 million. The reported U.S. dollar EBIT of the segment's operations in South America was not significantly affected by the effects of changing foreign currency exchange rates compared to the prior year first quarter.

        Segment EBIT of the Plastics Packaging segment for the first quarter of 2004 increased $4.8 million, or 9.4%, to $55.9 million compared with Segment EBIT of $51.1 million in the first quarter of 2003. The increase is primarily attributable to improved manufacturing performance and higher unit shipments. Unit shipments increased by approximately 10% overall, led by increased shipments of plastic containers for health care, water and juices, and closures for beverages, health care, food and juices. These increases were partially offset by the change in product mix and lower selling prices for certain of the segment's container products, reducing EBIT by $11.9 million compared to the first quarter of 2003. Other factors that unfavorably affected EBIT in the first quarter of 2004 compared to the first quarter of 2003 were the absence of sales from certain closures assets that were divested in the fourth quarter of 2004 and lower pension income of approximately $1.4 million.

        Eliminations and other retained items for the first quarter of 2004 were $11.8 million higher than the first quarter of 2003. A $1.0 million reduction in pension income, higher legal and professional services costs resulting in part from compliance with the Sarbanes-Oxley Act of 2002 and higher retention of property and casualty losses were the primary reasons for the increase.

Interest Expense

        Interest expense increased to $114.4 million in the first quarter of 2004 from $111.0 million in the first quarter of 2003. The $3.4 million increase in 2004 is mainly due to the issuance of fixed rate notes totaling $900 million in May 2003. The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company's Secured Credit Agreement. Partially offsetting the higher fixed rate interest were savings from the December 2003 repricing of the Secured Credit Agreement and approximately $5 million in interest savings as a result of the Company's fixed-to-floating interest rate swap on a portion of its fixed-rate debt.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the first quarter of 2004 was $5.9 million compared to $2.9 million for the first quarter of 2003. The increase is primarily attributed to higher earnings from the Company's operations in Venezuela.

Provision for Income Taxes

        The Company's effective tax rate in the first quarter of 2004 was 29.9% compared with 29.0% for the full year 2003 (excluding separately taxed items).

Pending Acquisition

        On March 16, 2004, the Company announced that it has entered into a definitive agreement to acquire BSN Glasspack, S.A., the second largest glass container manufacturer in Europe, a company controlled by investment funds advised by CVC Capital Partners Europe.

        Closing of the transaction is subject to the parties securing all necessary regulatory approvals and is expected to occur in the second quarter of 2004.

        Total consideration for the acquisition amounts to approximately 1,160 million euros (US$1,460 million), including the assumption of approximately $590 million of debt.

        The Company has amended the Secured Credit Agreement to allow additional borrowings to fund the balance of the total consideration and provide for seasonal working capital needs.

Plastic Container Strategic Review

        In the fourth quarter of 2003, the Company retained advisors to conduct a strategic review of certain of its blow-molded plastics operations in North America, South America and Europe. This review is aimed at exploring all options to maximize investor value, including a possible decision to sell the blow-molded plastics operations. The Company has completed the initial stage of this process and has invited potential acquirers to submit a formal indication of interest which would include, among other things, a preliminary range of value. Depending on the level of interest expressed and other factors, the Company expects to reach a decision regarding possible divestiture sometime during the second quarter of 2004.

Capital Resources and Liquidity

        The Company's total debt at March 31, 2004 was $5.51 billion, compared to $5.43 billion at December 31, 2003 and $5.56 billion at March 31, 2003.

        On March 15, 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). The previous Amended and Restated Secured Credit Agreement was amended and restated in order to provide financing for the BSN acquisition discussed previously. The Agreement provides for up to $3.27 billion of U.S. dollar borrowings and

52 million Euro borrowings, of which $1.37 billion and 52 million Euros are not available until the closing of the BSN transaction. The Agreement includes a $600 million revolving credit facility and a $460 million A1 term loan, each of which has a final maturity date of April 1, 2007. The Agreement also includes an $840 million B1 term loan, a $1,095 million U.S. dollar and 52 million Euro C term loans and a $275 million D term loan, each of which has a final maturity date of April 1, 2008. At March 31, 2004, the Company had available credit totaling $1.9 billion under the Agreement, of which $343.4 million had not been utilized.

        Following the expected acquisition of BSN, the Company's cash interest payments will increase substantially as a result of the additional borrowings and assumed debt. The amount of such additional payments will depend partially on future interest rates, however, based on rates in effect at the end of the quarter, the Company expects cash interest payments to increase by approximately $94 million on an annual basis.

        Cash provided by (utilized in) operating activities was $69.4 million for the first quarter of 2004 compared to $(14.5) million for the first quarter of 2003, an improvement of $83.9 million. Cash required for working capital in the first quarter of 2004 was $84.0 million less than the prior year first quarter. Inventories in North American glass and plastic container operations were lower than prior year as a result of higher shipments. Inventory levels in the Australian and European glass container operations were also lower, as compared to the prior year.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The issuance of these notes was part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extended the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.

        OI Inc. has substantial obligations related to semiannual interest payments on $1.4 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 shares of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments for the three months ended March 31, 2004 were $50.4 million, down from $55.1 million for the first three months of 2003. OI Inc. expects that its total asbestos-related payments will be moderately lower in 2004 than 2003. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

        The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis, including payments to OI Inc., described above, for at least the next twelve months.

Critical Accounting Estimates

        The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans and goodwill. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company's reported and expected financial results.

        The Company believes that accounting for pension benefit plans and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

        The Company recorded pension expense totaling approximately $0.3 million for the first quarter of 2004 and pretax pension credits of $7.7 million for the first quarter of 2003 from its principal defined benefit pension plans. The 2004 decrease in pretax pension credits is attributed to several factors discussed below.

        The determination of pension obligations and the related pension credits involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2003, the weighted average discount rate for all plans was 6.1%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Past performance of the Company's pension plan assets has been particularly volatile in the last four years. Investment returns exceeded 20% during 2003 but were negative in each of the years 2000-2002. The Company refers to average historical returns over longer periods (up to 10 years) in setting its rates of return because short-term fluctuations in market value do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2004, the Company is using a weighted average expected long-term rate of return on pension assets of approximately 8.8% compared to 8.7% for the year ended December 31, 2003. The lower pretax credits to earnings in 2004 are principally attributable to a lower asset base, higher amortization of previous actuarial losses and generally lower discount rates (6.10% for 2004 compared with 6.52% for 2003). Depending on international exchange rates, the Company expects to record less than one million of pension expense for the full year of 2004, compared with credits to earnings of $29.9 million in 2003.

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

        If the Accumulated Benefit Obligation ("ABO") of the Company's principal pension plans in the U.S. and Australia exceeds the fair value of their assets at the next measurement date of December 31, 2004, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the assets. The noncash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners' equity that would significantly reduce net worth. Amounts related to the Company's U.S. and Australian plans as of December 31, 2003 were as follows (millions of dollars):

	U.S. Salary	U.S. Hourly	Australian Plans	Total
Fair value of assets	$796.2	$1,496.4	$97.3	$2,389.9
Accumulated benefit obligations	748.7	1,358.9	83.9	2,191.5

Excess	$47.5	$137.5	$13.4	$198.4

Prepaid pension asset	$354.5	$590.4	$22.2	$967.1

        Even if the fair values of the U.S. plans' assets are less than ABO at December 31, 2004, however, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        On March 15, 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement. The Agreement provides for up to $3.27 billion of U.S. dollar borrowings and 52 million Euro borrowings, of which $1.37 billion and 52 million Euros are not available until the closing of the BSN transaction. The Agreement includes a $600 million revolving credit facility and a $460 million A1 term loan, each of which has a final maturity date of April 1, 2007. The Agreement also includes an $840 million B1 term loan, a $1,095 million U.S. dollar and 52 million Euro C term loans and a $275 million D term loan, each of which has a final maturity date of April 1, 2008. Interest on all borrowings under the Agreement is determined by reference to short-term rates.

        Currently, all borrowings under the Agreement, including borrowings by foreign subsidiaries, are denominated in U.S. dollars. As described in Note 10 to the financial statements, certain amounts borrowed under the Agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450 million and Senior Notes totaling $450 million. The issuance of these notes was part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt. While this strategy extended the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.

Forward Looking Statements

        This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the timing of the acquisition of BSN, (2) foreign currency fluctuations relative to the U.S. dollar, (3) changes in capital availability or cost, including interest rate fluctuations, (4) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (5) consumer preferences for alternative forms of packaging, (6) fluctuations in raw material and labor costs, (7) availability of raw materials, (8) costs and availability of energy, (9) transportation costs, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events that are beyond the control of the Company, including events related to OI Inc.'s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

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

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit 4.1	Second Amended and Restated Secured Credit Agreement, dated as of March 15, 2004, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower's Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein.
Exhibit 4.2
First Amendment to Amended and Restated Intercreditor Agreement, dated as of March 15, 2004, by and among Deutsche Bank Trust Company Americas, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto.
Exhibit 4.3
First Amendment to Amended and Restated Pledge Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto.
Exhibit 4.4
First Amendment to Amended and Restated Security Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein).
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

OWENS-ILLINOIS GROUP, INC.
Date May 10, 2004
	By:	/s/ EDWARD C. WHITE Edward C. White, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
4.1
Second Amended and Restated Secured Credit Agreement, dated as of March 15, 2004, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower's Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein.
4.2
First Amendment to Amended and Restated Intercreditor Agreement, dated as of March 15, 2004, by and among Deutsche Bank Trust Company Americas, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto.
4.3
First Amendment to Amended and Restated Pledge Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto.
4.4
First Amendment to Amended and Restated Security Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein).
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
INDEX TO EXHIBITS