Form 10-Q
period 2004-06-30
OWENS ILLINOIS GROUP INC
filed 2004-08-09
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2004
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

        Owens-Illinois Group, Inc. $.01 par value common stock—100 shares at July 31, 2004.

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

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,
	2004	2003
Revenues:
Net sales	$1,716.3	$1,579.6
Royalties and net technical assistance	8.1	5.8
Equity earnings	9.1	7.8
Interest	3.6	6.3
Other	24.9	4.6

	1,762.0	1,604.1
Costs and expenses:
Manufacturing, shipping, and delivery	1,393.9	1,270.7
Research and development	11.7	12.4
Engineering	8.6	7.6
Selling and administrative	86.3	82.2
Interest	116.2	138.4
Other	21.9	43.3

	1,638.6	1,554.6

Earnings before items below	123.4	49.5
Provision for income taxes	33.8	26.7
Minority share owners' interests in earnings of subsidiaries	7.6	5.8

Net earnings	$82.0	$17.0

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Six months ended June 30,
	2004	2003
Revenues:
Net sales	$3,261.7	$2,966.0
Royalties and net technical assistance	15.8	12.5
Equity earnings	14.7	13.6
Interest	6.9	14.1
Other	30.1	9.8

	3,329.2	3,016.0
Costs and expenses:
Manufacturing, shipping, and delivery	2,654.0	2,410.8
Research and development	22.0	22.3
Engineering	18.0	17.8
Selling and administrative	176.8	165.8
Interest	230.6	249.4
Other	26.1	45.9

	3,127.5	2,912.0

Earnings before items below	201.7	104.0
Provision for income taxes	57.2	43.9
Minority share owners' interests in earnings of subsidiaries	13.5	8.7

Net earnings	$131.0	$51.4

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2004	Dec. 31, 2003	June 30, 2003
Assets
Current assets:
Cash, including time deposits	$301.8	$163.4	$150.2
Short-term investments, at cost which approximates market	22.9	26.8	24.8
Receivables, less allowances for losses and discounts ($54.5 at June 30, 2004, $52.0 at December 31, 2003, and $51.4 at June 30, 2003)	1,042.6	769.7	876.7
Inventories	1,187.4	1,010.1	1,006.6
Prepaid expenses	114.2	90.5	91.0

Total current assets	2,668.9	2,060.5	2,149.3
Investments and other assets:
Equity investments	153.8	145.3	192.8
Repair parts inventories	202.1	201.0	202.2
Prepaid pension	975.4	967.1	946.5
Deposits, receivables, and other assets	456.3	423.3	570.7
Goodwill	2,872.9	2,280.2	2,839.6

Total other assets	4,660.5	4,016.9	4,751.8
Property, plant, and equipment, at cost	6,947.8	6,411.7	6,360.5
Less accumulated depreciation	3,106.8	3,024.7	2,910.4

Net property, plant, and equipment	3,841.0	3,387.0	3,450.1

Total assets	$11,170.4	$9,464.4	$10,351.2

CONDENSED CONSOLIDATED BALANCE SHEETS—continued

	June 30, 2004	Dec. 31, 2003	June 30, 2003
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$431.8	$92.4	$108.1
Accounts payable and other liabilities	1,458.7	1,096.0	1,051.5

Total current liabilities	1,890.5	1,188.4	1,159.6
Long-term debt	6,270.5	5,333.1	5,649.3
Deferred taxes	381.5	337.7	401.0
Nonpension postretirement benefits	279.3	284.8	287.3
Other liabilities	697.5	637.2	539.6
Commitments and contingencies
Minority share owners' interests	156.3	161.1	142.7
Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,392.4	1,451.7	1,523.9
Retained earnings	444.5	313.5	1,063.2
Accumulated other comprehensive income	(342.1)	(243.1)	(415.4)

Total share owner's equity	1,494.8	1,522.1	2,171.7

Total liabilities and share owner's equity	$11,170.4	$9,464.4	$10,351.2

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$131.0	$51.4
Non-cash charges (credits):
Depreciation	240.3	231.5
Amortization of intangibles and other deferred items	15.9	14.5
Amortization of finance fees	9.8	11.3
Deferred tax provision	(9.1)	11.5
Gain on the sale of certain real property	(20.6)
Charge for certain intellectual property litigation	14.5
Loss on the sale of long-term notes receivable		37.4
Other	(28.9)	(43.0)
Change in non-current operating assets	3.0	1.7
Reduction of non-current liabilities	(11.0)	(4.1)
Change in components of working capital	(28.7)	(245.4)

Cash provided by operating activities	316.2	66.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(183.9)	(220.7)
Net cash proceeds from divestitures and asset sales	93.4	11.9
Acquisitions, net of cash acquired	(625.1)

Cash utilized in investing activities	(715.6)	(208.8)
Cash flows from financing activities:
Additions to long-term debt	1,322.1	2,055.0
Repayments of long-term debt	(607.7)	(1,415.6)
Increase in short-term loans	12.3	20.8
Net payments for debt-related hedging activity	(26.3)	(84.9)
Payment of finance fees	(19.3)	(46.1)
Distributions to parent	(131.8)	(367.5)

Cash provided by financing activities	549.3	161.7
Effect of exchange rate fluctuations on cash	(11.5)	4.1

Increase in cash	138.4	23.8
Cash at beginning of period	163.4	126.4

Cash at end of period	$301.8	$150.2

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

2.     Inventories

        Major classes of inventory are as follows:

	June 30, 2004	Dec. 31, 2003	June 30, 2003
Finished goods	$979.8	$789.4	$800.0
Work in process	7.2	9.1	8.4
Raw materials	117.3	137.9	128.0
Operating supplies	83.1	73.7	70.2

	$1,187.4	$1,010.1	$1,006.6

3.     Long-Term Debt

        The following table summarizes the long-term debt of the Company:

	June 30, 2004	Dec. 31, 2003	June 30, 2003
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$3.4	$—	$291.8
Term Loans:
A1 Term Loan	460.0	460.0	460.0
B1 Term Loan	840.0	840.0	840.0
C Term Loan	395.0
C1 Term Loan	300.0
C2 Term Loan (52 million Euros)	62.7
D Term Loan	240.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	422.8	450.0	450.0
Senior Subordinated Notes:
10.25%, due 2009 (140 million Euros)	168.9
9.25%, due 2009 (160 million Euros)	193.1
Payable to OI Inc.	1,381.8	1,434.9	1,436.5
Other	112.7	137.0	128.2

	6,655.4	5,396.9	5,681.5
Less amounts due within one year	384.9	63.8	32.2

Long-term debt	$6,270.5	$5,333.1	$5,649.3

        On March 15, 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). The previous Amended and Restated Secured Credit Agreement was amended and restated in order to provide financing for the acquisition of BSN Glasspack, S.A. (see Note 14). The Agreement provides for up to $3.22 billion of U.S. dollar borrowings and 52 million Euro borrowings, of which $1.32 billion and 52 million Euros first became available upon the closing of the BSN transaction. The Agreement includes a $600 million revolving credit facility and a $460 million A1 term loan, each of which has a final maturity date of April 1, 2007. The Agreement also includes an $840 million B1 term loan, C term loans totaling $695 million and 52 million Euros, and a $240 million D term loan, each of which has a final maturity date of April 1, 2008. An additional term loan of up to $385 million due April 1, 2008, is available in the event that the assumed BSN Senior Subordinated Notes are tendered as discussed further below.

        At June 30, 2004, the Company's subsidiary borrowers had unused credit of $453.8 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2004 was 4.24%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian, European and Canadian subsidiaries, as discussed in Note 10, the weighted average interest rate was 4.83%.

        As part of the acquisition of BSN Glasspack (see Note 14), the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes are due August 1, 2009 and have a face amount of 140.0 million Euros. The 9.25% senior subordinated notes are due August 1, 2009 and have a face amount of 160 million Euros. As part of the change in control provisions of the BSN notes, the Company has made a tender offer for the notes expiring on August 18, 2004.

4.     Supplemental Cash Flow Information

	Six months ended June 30,
	2004	2003
Interest paid in cash	$224.4	$231.6
Income taxes paid in cash	40.9	35.2

        Interest paid for the six months ended June 30, 2003 included $12.6 million related to the repurchase of approximately $263.5 million of the $300 million 7.85% Senior Notes due 2004.

5.     Comprehensive Income

        The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments. Total comprehensive income for the three month periods ended June 30, 2004 and 2003 amounted to $8.3 million and $142.1 million, respectively. Total comprehensive income for the six month periods ended June 30, 2004 and 2003 amounted to $32.0 million and $219.6 million, respectively.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income would have been as follows:

	Three months ended June 30,
	2004	2003
Net income:
As reported	$82.0	$17.0
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.3)	(1.8)

Pro forma	$80.7	$15.2

	Six months ended June 30,
	2004	2003
Net income:
As reported	$131.0	$51.4
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.9)	(4.0)

Pro forma	$128.1	$47.4

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected life of options	5 years	5 years
Expected stock price volatility	74.0%	72.7%
Risk-free interest rate	2.7%	3.1%
Expected dividend yield	0.0%	0.0%

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

        As of June 30, 2004, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 32,000 plaintiffs and claimants. Based on an analysis of the claims and lawsuits pending as of December 31, 2003, approximately 92% of the plaintiffs and claimants either do not specify the monetary damages sought or, in the case of court filings, claim an amount sufficient to invoke the jurisdiction of the trial court. Fewer than 4% of the plaintiffs specify the maximum of their damages claim to be between $10 million and $33 million, while approximately 4% of the plaintiffs claim specific damage amounts ranging between $6 million to $122 million. A single suit pending since 1991 involving fewer than 0.1% of the plaintiffs and approximately 60 defendants, claims damages of $11 billion.

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

        In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of June 30, 2004, there are approximately 21,000 of such claims which have been filed against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

        Since receiving its first asbestos claim, OI Inc., as of June 30, 2004, has disposed of the asbestos claims of approximately 312,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,100. Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable totaled approximately $93 million at June 30, 2004 ($87 million at December 31, 2003) and are included in the foregoing average indemnity payment per claim. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution. In this regard, although the average of such payments has been somewhat higher following the implementation of the claims-handling agreements in the mid-1990s, the annual average amount has not varied materially from year to year in recent years.

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

        In connection with the initial public offering of Constar International Inc. ("Constar"), CCS contributed to Constar the patent involved in the suit against CPT. As a result, Constar was substituted for CCS as the plaintiff in the suit. The Court's judgment allowed Constar to pursue its lawsuit against CPT, which had been stayed pending resolution of the Chevron claims. In the lawsuit, Constar seeks certain monetary damages and injunctive relief. CPT will continue to pursue all defenses available to it. However, if the Court were to reach conclusions adverse to CPT on the claims for monetary damages asserted by Constar, the Company believes such determination would not have a material adverse effect on the Company's consolidated results of operations and financial position, and any such damages could be covered in part by third-party indemnification. Additionally, an adverse decision with respect to Constar's request for injunctive relief is not likely to have a material adverse effect on the Company's manufacturing operations because it believes that it can pursue alternative technologies for the manufacture of multi-layer PET containers with barrier properties.

        The Company has agreed to a settlement in principle of this litigation and, as a result of that settlement, has recorded an additional charge of $14.5 million in the second quarter of 2004. The Company believes it has meritorious indemnity and other third party reimbursement claims relating to a substantial portion of this charge and intends to pursue such claims following the final execution of this settlement, but has not given recognition to these claims in the recording of the foregoing charge.

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

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries ("EBIT") excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT"). EBIT for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. Certain amounts from prior year have been reclassified to conform to current year presentation.

        Financial information for the three-month periods ended June 30, 2004 and 2003 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2004	$1,219.8	$496.5	$1,716.3		$1,716.3
2003	1,074.6	505.0	1,579.6		1,579.6

Segment EBIT:
2004	$188.9	$59.0	$247.9	$(18.0)	$229.9
2003	183.8	54.2	238.0	(19.0)	219.0

Items excluded from Segment EBIT:
June 30, 2004
Gain on the sale of certain real property	$20.6		$20.6		$20.6
Charge for certain intellectual property litigation		$(14.5)	(14.5)		(14.5)
June 30, 2003
Loss on the sale of notes receivable	(37.4)		(37.4)		(37.4)

        The reconciliation of Segment EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended June 30, 2004 and 2003 is as follows:

	2004	2003
Segment EBIT for reportable segments	$247.9	$238.0
Items excluded from Segment EBIT	6.1	(37.4)
Eliminations and other retained items	(18.0)	(19.0)
Interest expense	(116.2)	(138.4)
Interest income	3.6	6.3

Total	$123.4	$49.5

        Financial information for the six-month periods ended June 30, 2004 and 2003 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2004	$2,282.1	$979.6	$3,261.7		$3,261.7
2003	2,005.2	960.8	2,966.0		2,966.0

Segment EBIT:
2004	$354.0	$114.9	$468.9	$(49.6)	$419.3
2003	310.2	105.3	415.5	(38.8)	376.7

Items excluded from Segment EBIT:
June 30, 2004
Gain on the sale of certain real property	$20.6		$20.6		$20.6
Charge for certain intellectual property litigation		$(14.5)	(14.5)		(14.5)
June 30, 2003
Loss on the sale of notes receivable	(37.4)		(37.4)		(37.4)

        The reconciliation of Segment EBIT to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the six-month periods ended June 30, 2004 and 2003 is as follows:

	2004	2003
Segment EBIT for reportable segments	$468.9	$415.5
Items excluded from Segment EBIT	6.1	(37.4)
Eliminations and other retained items	(49.6)	(38.8)
Interest expense	(230.6)	(249.4)
Interest income	6.9	14.1

Total	$201.7	$104.0

        As discussed further in Note 14, the Company acquired BSN Glasspack on June 21, 2004. The total assets by segment at June 30, 2004 reflect the addition of the BSN assets, based on preliminary values to the glass container segment.

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained	Consolidated Totals
Total assets:
June 30, 2004	$8,065.6	$2,002.2	$10,067.8	$1,102.6	$11,170.4
December 31, 2003	6,277.2	2,135.1	8,412.3	1,052.1	9,464.4
June 30, 2003	6,210.1	2,979.6	9,189.7	1,161.5	10,351.2

9.     Other Revenue and Other Costs and Expenses

        During the second quarter of 2004, the Company completed the sale of certain real property and a warehouse in the United Kingdom. The resulting gain of $20.6 million ($14.5 million after tax) was included in other revenue in the results of operations for the second quarter of 2004.

        Also during the second quarter of 2004, the Company recorded a charge of $14.5 million ($9.6 million after tax) for an increase in the estimated probable liability for the resolution of certain intellectual property litigation in other costs and expenses. See Note 7 for additional information on this intellectual property litigation.

        On July 11, 2003, the Company received payments totaling 100 million British pounds sterling (US$163.0 million) in connection with the sale to Ardagh Glass Limited of certain long-term notes receivable. The notes were received from Ardagh in 1999 by the Company's wholly-owned subsidiary, United Glass Limited, in connection with its sale of Rockware, a United Kingdom glass container manufacturer obtained in the 1998 acquisition of the worldwide glass and plastics packaging businesses of BTR plc. The notes were due in 2006 and interest had previously been paid in kind through periodic increases in outstanding principal balances. The proceeds from the sale of the notes were used to reduce outstanding borrowings under the Agreement. The notes were sold at a discount of approximately 22.6 million British pounds sterling. The resulting loss of US$37.4 million (pre tax and after tax) was included in other costs and expenses in the results of operations for the second quarter of 2003.

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

        At the end of the second quarter of 2004, the Company's subsidiary in Australia had remaining agreements that swap a total of U.S. $455 million of borrowings into 712 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from September 2004 through May 2005.

        As part of the acquisition of BSN, the Company entered into short term hedge contracts for U.S. $300 million of borrowings into approximately 250 million Euros. These derivative instruments swap the principal amount of the borrowings at BSN used to refinance its existing financial debt to its functional currency. These agreements have a final maturity date of August 2004.

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

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For three and six months ended June 30, 2004, the amount not offset was immaterial.

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

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease to the hedged debt.

        Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value swaps of loans at June 30, 2004 (based on a projected U.S. LIBOR rate of 2.6443%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(4.7)
Senior Notes due 2008	250.0	7.35%	3.5%	(5.8)
Senior Debentures due 2010	250.0	7.50%	3.2%	(7.7)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	450.0	8.25%	3.7%	(27.2)

Total	$1,250.0			$(45.4)

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At June 30, 2004, the Company had entered into commodity futures contracts for approximately 75% (approximately 9,000,000 MM BTUs) of its expected North American natural gas usage for the last six months of 2004, approximately 44% (approximately 10,560,000 MM BTUs) for the full year of 2005 and approximately 22% (approximately 5,280,000 MM BTUs) for the full year of 2006.

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

        The above futures contracts are accounted for as cash flow hedges at June 30, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At June 30, 2004, an unrealized net gain of $6.4 million, after tax of $3.4 million, related to these commodity futures contracts was included in OCI. There was no ineffectiveness recognized during the three and six months ended June 30, 2004 and 2003.

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

11.   Restructuring Accruals

        In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory. Production at the factory was suspended in June of 2003 following a major leak in its only glass furnace. As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003.

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

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Accrual balance as of December 31, 2003	$12.2	$12.0	$5.4	$29.6
Net cash paid	(0.9)	(2.2)	(2.0)	(5.1)
Other, principally translation		(0.4)	0.3	(0.1)

Accrual balance as of March 31, 2004	11.3	9.4	3.7	24.4
Net cash paid	(0.7)	(1.0)	(1.4)	(3.1)
Other, principally translation		0.2	0.7	0.9

Remaining accruals related to plant closing charges as of June 30, 2004	$10.6	$8.6	$3.0	$22.2

12.   Pensions

        The components of the net pension expense (credit) for the three months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$13.5	$12.1
Interest cost	46.2	44.8
Expected asset return	(69.9)	(68.7)
Amortization:
Prior service cost	1.5	1.7
Loss	8.8	2.7

Net amortization	10.3	4.4

Net expense (credit)	$0.1	$(7.4)

        The components of the net pension expense (credit) for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$27.2	$24.1
Interest cost	92.7	89.1
Expected asset return	(140.2)	(137.0)
Amortization:
Prior service cost	3.1	3.4
Loss	17.6	5.3

Net amortization	20.7	8.7

Net expense (credit)	$0.4	$(15.1)

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $33.9 million to its pension plans in 2004. As of June 30, 2004, $14.9 million of contributions have been made. The Company presently does not expect its projected contributions for the full year of 2004 to be significantly different from the $33.9 million previously projected.

13.   Postretirement Benefits Other Than Pensions

        The components of the net postretirement benefit cost for the three months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$1.0	$0.9
Interest cost	5.7	5.8
Amortization:
Prior service credit	(1.1)	(3.3)
Loss	1.2	0.9

Net amortization	0.1	(2.4)

Net postretirement benefit cost	$6.8	$4.3

        The components of the net postretirement benefit cost for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$2.1	$1.8
Interest cost	11.4	11.6
Amortization:
Prior service credit	(2.3)	(6.5)
Loss	2.4	1.8

Net amortization	0.1	(4.7)

Net postretirement benefit cost	$13.6	$8.7

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

14.   Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of debt. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and Holland. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 3).

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004, is preliminary. The Company expects that a substantial portion of the valuation process will be completed by the end of 2004 and the balance will be completed no later than the second quarter of 2005. The accompanying Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 2004, included 10 days of BSN operations.

15.   Pro Forma Information—Acquisition of BSN Glasspack S.A.

        Had the Acquisition described in Note 14 and the related financing described in Note 3 occurred at the beginning of each respective period, unaudited pro forma consolidated net sales, net earnings, and net earnings per share of common stock would have been as follows:

	Three months ended June 30, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$1,716.3	$373.1		$2,089.4

Net earnings	$82.0	$10.8	$(1.8)	$91.0

	Six months ended June 30, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$3,261.7	$752.5		$4,014.2

Net earnings	$131.0	$(1.5)	$(6.4)	$123.1

	Three months ended June 30, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$1,579.6	$408.7		$1,988.3

Net earnings	$17.0	$11.2	$(4.6)	$23.6

	Six months ended June 30, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$2,966.0	$743.6		$3,709.6

Net earnings	$51.4	$(7.4)	$(9.1)	$34.9

16.   Subsequent Events

        On July 28, 2004, the Company announced that it has entered into a definitive agreement with Graham Packaging Company based in York, Pa., a portfolio company of The Blackstone Group, to sell its non health-care blow-molded plastic container operations in North America, South America and Europe.

        Total consideration for the sale will be approximately $1.2 billion to be paid in cash at closing. The transaction is expected to close in the fourth quarter, subject to regulatory approvals. The proceeds from the sale will be used to pay down debt.

        Included in the sale are 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries.

        As required by FAS No. 144, the Company presently expects that, beginning with the third quarter of 2004, the blow-molded plastic container business will be presented as a discontinued operation. Results of operations for prior periods related to the blow-molded plastic container business will also be reclassified to discontinued operations.

17.   Accounts Receivable Securitization Program

        As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services. The program was entered into by BSN in order to provide lower interest costs on a portion of its financing. In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the "fund") created in accordance with French Law. This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales ("GTI") and managed by GTI, provides for an aggregate securitization volume of up to 210 million Euros.

        Under the program, BSN Glasspack Services is permitted to sell receivables to the fund until November 5, 2006. According to the program, subject to eligibility criteria, certain, but not all, receivables held by the BSN Glasspack Services are sold to the fund on a weekly basis. The purchase price for the receivables is determined as a function of the book value and the term of each receivable and a Euribor three-month rate increased by a 1.51% margin. A portion of the purchase price for the receivables is deferred and paid by the fund to BSN Glasspack Services only when receivables are collected or at the end of the program. This deferred portion varies based on the status and updated collection history of BSN Glasspack Services' receivable portfolio.

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed 210 million Euros ($253.4 million USD at June 30, 2004). At June 30, 2004, the Company had $223.4 million USD of receivables that were sold in this program. For the 10 days ended June 30, 2004, the Company sold approximately $38.6 million of receivables to the fund and paid interest of approximately $0.2 million.

        BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

18.   Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	June 30, 2004
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$98.8	$164.7	$779.1	$—	$1,042.6
Inventories		160.2	164.4	864.0	(1.2)	1,187.4
Other current assets		8.0	74.4	356.0	0.5	438.9

Total current assets	—	267.0	403.5	1,999.1	(0.7)	2,668.9
Investments in and advances to subsidiaries	2,894.8	1,841.9	1,554.5		(6,291.2)	—
Goodwill		544.1	382.3	1,946.5		2,872.9
Other non-current assets		276.2	1,144.7	372.0	(5.3)	1,787.6

Total other assets	2,894.8	2,662.2	3,081.5	2,318.5	(6,296.5)	4,660.5
Property, plant and equipment, net		604.8	982.7	2,253.5		3,841.0

Total assets	$2,894.8	$3,534.0	$4,467.7	$6,571.1	$(6,297.2)	$11,170.4

Current liabilities:
Accounts payable and accrued liabilities	$—	$222.9	$297.8	$940.3	$(2.3)	$1,458.7
Short-term loans and long-term debt due within one year	350.0		0.1	81.7		431.8

Total current liabilities	350.0	222.9	297.9	1,022.0	(2.3)	1,890.5
Long-term debt	1,050.0	3,956.5	0.7	1,263.3		6,270.5
Other non-current liabilities and minority interests		108.9	520.0	882.7	3.0	1,514.6
Investments by and advances from parent		(754.3)	3,649.1	3,403.1	(6,297.9)	—
Share owner's equity	1,494.8					1,494.8

Total liabilities and share owner's equity	$2,894.8	$3,534.0	$4,467.7	$6,571.1	$(6,297.2)	$11,170.4

	December 31, 2003
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$68.2	$136.0	$565.5	$—	$769.7
Inventories		184.4	214.1	612.8	(1.2)	1,010.1
Other current assets		3.4	75.4	200.7	1.2	280.7

Total current assets	—	256.0	425.5	1,379.0	—	2,060.5
Investments in and advances to subsidiaries	2,957.0	2,801.0	35.7		(5,793.7)	—
Goodwill		544.1	370.3	1,365.8		2,280.2
Other non-current assets		270.3	1,142.9	328.4	(4.9)	1,736.7

Total other assets	2,957.0	3,615.4	1,548.9	1,694.2	(5,798.6)	4,016.9
Property, plant and equipment, net		577.7	1,037.5	1,771.8		3,387.0

Total assets	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

Current liabilities:
Accounts payable and accrued liabilities	$—	$234.0	$279.7	$583.9	$(1.6)	$1,096.0
Short-term loans and long-term debt due within one year	36.5		0.1	55.8		92.4

Total current liabilities	36.5	234.0	279.8	639.7	(1.6)	1,188.4
Long-term debt	1,398.4	3,365.0	0.7	569.0		5,333.1
Other non-current liabilities and minority interests		51.3	573.2	791.0	5.3	1,420.8
Investments by and advances from parent		798.8	2,158.2	2,845.3	(5,802.3)	—
Share owner's equity	1,522.1					1,522.1

Total liabilities and share owner's equity	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

	June 30, 2003
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$120.6	$177.4	$578.7		$876.7
Inventories		201.6	216.0	590.4	(1.4)	1,006.6
Other current assets		(4.2)	108.1	161.6	0.5	266.0

Total current assets	—	318.0	501.5	1,330.7	(0.9)	2,149.3
Investments in and advances to subsidiaries	3,608.2	2,579.7	44.9		(6,232.8)	—
Goodwill		544.1	1,040.3	1,255.2		2,839.6
Other non-current assets		278.6	1,133.6	502.3	(2.3)	1,912.2

Total other assets	3,608.2	3,402.4	2,218.8	1,757.5	(6,235.1)	4,751.8
Property, plant and equipment, net		613.8	1,118.5	1,717.8		3,450.1

Total assets	$3,608.2	$4,334.2	$3,838.8	$4,806.0	$(6,236.0)	$10,351.2

Current liabilities:
Accounts payable and accrued liabilities	$—	$235.2	$264.9	$553.3	$(1.9)	$1,051.5
Short-term loans and long-term debt due within one year			0.1	108.0		108.1

Total current liabilities	—	235.2	265.0	661.3	(1.9)	1,159.6
Long-term debt	1,436.5	3,365.0	0.9	846.9		5,649.3
Other non-current liabilities and minority interests		72.1	626.6	666.8	5.1	1,370.6
Investments by and advances from parent		661.9	2,946.3	2,631.0	(6,239.2)	—
Share owner's equity	2,171.7					2,171.7

Total liabilities and share owner's equity	$3,608.2	$4,334.2	$3,838.8	$4,806.0	$(6,236.0)	$10,351.2

	Three months ended June 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$438.9	$417.7	$880.2	$(20.5)	$1,716.3
Interest		—	0.3	3.3		3.6
Equity earnings from subsidiaries	82.0	80.3	0.1		(162.4)	—
Other equity earnings		3.2	3.9	2.0		9.1
Other revenue		13.2	2.7	24.3	(7.2)	33.0

Total revenue	82.0	535.6	424.7	909.8	(190.1)	1,762.0
Manufacturing, shipping, and delivery		366.0	345.4	710.1	(27.6)	1,393.9
Research, engineering, selling, administrative, and other		22.1	60.5	46.0	(0.1)	128.5
Net intercompany interest	(27.4)	(7.6)	31.5	3.5		0.0
Other interest expense	27.4	60.0	0.6	28.2		116.2

Total costs and expense	—	440.5	438.0	787.8	(27.7)	1,638.6
Earnings before items below	82.0	95.1	(13.3)	122.0	(162.4)	123.4
Provision (credit) for income taxes		6.9	(7.5)	33.6	0.8	33.8
Minority share owners' interests in earnings of subsidiaries				8.0	(0.4)	7.6

Net income	$82.0	$88.2	$(5.8)	$80.4	$(162.8)	$82.0

	Three months ended June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$433.4	$421.7	$756.7	$(32.2)	$1,579.6
Interest		0.2	0.4	5.7		6.3
Equity earnings from subsidiaries	17.0	6.0	3.2		(26.2)	—
Other equity earnings		3.6	1.9	2.3		7.8
Other revenue		11.0	2.7	4.2	(7.5)	10.4

Total revenue	17.0	454.2	429.9	768.9	(65.9)	1,604.1
Manufacturing, shipping, and delivery		344.7	347.9	617.7	(39.6)	1,270.7
Research, engineering, selling, dministrative, and other		20.5	45.7	79.2	0.1	145.5
Net intercompany interest	(31.6)	8.4	20.7	2.5		0.0
Other interest expense	31.6	66.1	6.8	33.9		138.4

Total costs and expense	—	439.7	421.1	733.3	(39.5)	1,554.6
Earnings before items below	17.0	14.5	8.8	35.6	(26.4)	49.5
Provision for income taxes		4.2	3.2	20.7	(1.4)	26.7
Minority share owners' interests in earnings of subsidiaries				5.7	0.1	5.8

Net income	$17.0	$10.3	$5.6	$9.2	$(25.1)	$17.0

	Six months ended June 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$822.4	$814.5	$1,664.7	$(39.9)	$3,261.7
Interest		0.1	0.6	6.2		6.9
Equity earnings from subsidiaries	131.0	130.4	4.7		(266.1)	—
Other equity earnings		6.0	5.7	3.0		14.7
Other revenue		24.2	5.6	30.2	(14.1)	45.9

Total revenue	131.0	983.1	831.1	1,704.1	(320.1)	3,329.2
Manufacturing, shipping, and delivery		681.6	676.4	1,350.9	(54.9)	2,654.0
Research, engineering, selling, administrative, and other		44.8	111.9	86.2		242.9
Net intercompany interest	(55.2)	(16.2)	64.9	6.5		—
Other interest expense	55.2	118.6	1.1	55.7		230.6

Total costs and expense	—	828.8	854.3	1,499.3	(54.9)	3,127.5
Earnings before items below	131.0	154.3	(23.2)	204.8	(265.2)	201.7
Provision (credit) for income taxes		10.8	(10.4)	56.0	0.8	57.2
Minority share owners' interests in earnings of subsidiaries				13.7	(0.2)	13.5

Net income	$131.0	$143.5	$(12.8)	$135.1	$(265.8)	$131.0

	Six months ended June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$808.1	$802.9	$1,411.6	$(56.6)	$2,966.0
Interest		0.5	0.7	12.9		14.1
Equity earnings from subsidiaries	51.4	36.9	7.7		(96.0)	—
Other equity earnings		6.4	2.9	4.3		13.6
Other revenue		21.1	6.1	7.6	(12.5)	22.3

Total revenue	51.4	873.0	820.3	1,436.4	(165.1)	3,016.0
Manufacturing, shipping, and delivery		658.3	656.6	1,164.3	(68.4)	2,410.8
Research, engineering, selling, administrative, and other		41.2	94.2	116.4	—	251.8
Net intercompany interest	(64.7)	21.6	39.2	3.9		—
Other interest expense	64.7	108.2	14.7	61.8		249.4

Total costs and expense	—	829.3	804.7	1,346.4	(68.4)	2,912.0
Earnings before items below	51.4	43.7	15.6	90.0	(96.7)	104.0
Provision for income taxes		3.6	3.6	37.0	(0.3)	43.9
Minority share owners' interests in earnings of subsidiaries				8.4	0.3	8.7

Net income	$51.4	$40.1	$12.0	$44.6	$(96.7)	$51.4

	Six months ended June 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$20.5	$63.3	$199.8	$32.6	$316.2
Investing Activities:
Additions to property, plant, and equipment		(47.7)	(21.6)	(114.6)		(183.9)
Acquisitions, net of cash acquired				(625.1)		(625.1)
Proceeds from sales		2.4	1.2	89.8		93.4

Cash used in investing activities	—	(45.3)	(20.4)	(649.9)	—	(715.6)
Financing Activities:
Net distribution to OI Inc.	(131.8)					(131.8)
Change in intercompany transactions	131.8	(600.8)	(36.1)	538.4	(33.3)	—
Change in short term debt				12.3		12.3
Payments of long term debt		(50.3)	(0.1)	(557.3)		(607.7)
Borrowings of long term debt		687.2		634.9		1,322.1
Payment of finance fees		(11.5)		(7.8)		(19.3)
Net payments for debt-related hedging activity				(26.3)		(26.3)

Cash provided by (used in) financing activities	—	24.6	(36.2)	594.2	(33.3)	549.3
Effect of exchange rate change on cash				(11.5)		(11.5)

Net change in cash	—	(0.2)	6.7	132.6	(0.7)	138.4
Cash at beginning of period		0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$0.0	$13.5	$288.3	$0.0	$301.8

	Six months ended June 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$(5.3)	$(38.2)	$82.2	$28.1	$66.8
Investing Activities:
Additions to property, plant, and equipment		(30.9)	(75.2)	(114.6)		(220.7)
Proceeds from sales		0.2	1.3	10.4		11.9

Cash used in investing activities	—	(30.7)	(73.9)	(104.2)	—	(208.8)
Financing Activities:
Net distribution to OI Inc.	(367.5)					(367.5)
Change in intercompany transactions	367.5	(1,344.0)	790.0	214.6	(28.1)	—
Change in short term debt				20.8		20.8
Payments of long term debt		(641.9)	(666.4)	(107.3)		(1,415.6)
Borrowings of long term debt		1,973.9		81.1		2,055.0
Net payments for debt-related
hedging activity		74.2		(159.1)		(84.9)
Payment of finance fees		(26.2)	(4.2)	(15.7)		(46.1)

Cash provided by financing activities	—	36.0	119.4	34.4	(28.1)	161.7
Effect of exchange rate change on cash				4.1		4.1

Net change in cash	—	—	7.3	16.5	—	23.8
Cash at beginning of period		0.1	24.2	102.1		126.4

Cash at end of period	$—	$0.1	$31.5	$118.6	$—	$150.2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations—Second Quarter 2004 compared with Second Quarter 2003

Net Sales

        The Company's net sales by segment (dollars in millions) for the second quarter of 2004 and 2003 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$1,219.8	$1,074.6
Plastics Packaging	496.5	505.0

Segment and consolidated net sales	$1,716.3	$1,579.6

        Consolidated net sales for the second quarter of 2004 increased $136.7 million, or 8.7%, to $1,716.3 million from $1,579.6 million in the second quarter of 2003.

        Net sales of the Glass Containers segment increased $145.2 million, or 13.5%, over the second quarter of 2003. In North America, sales in the second quarter of 2004 were $9.3 million higher than sales in the second quarter of 2003. The higher sales resulted from increased selling prices and a more favorable product sales mix as unit shipments declined by about 3%. The decrease in unit shipments was more than accounted for by the previously disclosed loss of a beverage container customer. However, shipments of beer containers in the quarter increased by approximately 4% from the second quarter of 2003 primarily due to overall warmer weather conditions in the U.S. and Canada during the second quarter of 2004 as compared to the second quarter of 2003. Shipments of containers for wine and spirits were higher for the second quarter of 2004; however shipments of containers for tea, juice and other beverages were lower. The combined U.S. dollar sales of the segment's operations outside of North America increased $135.9 million over the second quarter of 2003. The increase resulted from a number of factors, including: (1) a 4% increase in unit shipments in the European businesses as well as the addition of approximately $51 million in sales from the acquired BSN businesses; (2) an 8% increase in unit shipments and improved prices in South America, particularly in Venezuela and Ecuador; and (3) a 6% increase in unit shipments in most of the Asia Pacific region, particularly Australia, New Zealand and China. The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $33 million. The effects of changing foreign currency exchange rates decreased reported U.S. dollar sales of the segment's operations in South America by approximately $7 million.

        Net sales of the Plastics Packaging segment decreased $8.5 million, or 1.7%, from the second quarter of 2003. Despite unit shipments increasing by approximately 4% overall, led by increased shipments of plastic containers for health care, water and juices, and increased shipments of closures for beverages, health care, food and household products, the lower sales reflected modestly lower selling prices for several of the segment's container products and the absence of sales from certain closures assets that were divested in the fourth quarter of 2003. The absence of sales from these assets reduced quarter over quarter sales by approximately $14 million. The effects of higher resin cost pass-throughs increased sales in the second quarter of 2004 by approximately $2 million compared to the second quarter of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $4 million. The effects of changing foreign currency exchange rates decreased reported U.S. dollar sales of the segment's operations in South America by approximately $2 million.

EBIT

        The Company evaluates performance and allocates resources based on EBIT, excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT").

        The Company's Segment EBIT results (dollars in millions) for the second quarter of 2004 and 2003 are presented in the following table. Certain amounts from prior year have been reclassified to conform to current year presentation. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$188.9	$183.8
Plastics Packaging	59.0	54.2
Eliminations and other retained items	(18.0)	(19.0)

        Segment EBIT of the Glass Containers segment for the second quarter of 2004 increased $5.1 million, or 2.8%, to $188.9 million, compared with Segment EBIT of $183.8 million in the second quarter of 2003. In North America, EBIT for the second quarter of 2004 decreased $14.2 million from the second quarter of 2003. The benefits of higher selling prices and a more favorable product sales mix were more than offset by a number of unfavorable effects, including: (1) lower production resulting from increased furnace repair activity this year and to control inventories consistent with the Company's working capital goals; (2) higher repair and maintenance costs; (3) higher natural gas costs; (4) increased freight expense reflecting higher fuel costs; (5) a $4.5 million reduction in pension income; and (6) the write-down of obsolete and slow-moving machine repair parts in connection with the Company's working capital review. Also contributing to this decline was a 3% decline in unit shipments, principally as the result of lower shipments of beverage containers. This decline in shipments of beverage containers was partially offset by increased shipments of containers for beer, wine, and liquor. The combined U.S. dollar EBIT of the segment's operations outside North America increased $19.3 million over the second quarter of 2003. The increase was partially attributed to overall increased unit shipments in Europe, South America, and the Asia Pacific region. Also contributing to the increase was improved manufacturing performance in Europe, South America and in the Asia Pacific region and higher prices in South America. These increases were partially offset by increased energy costs totaling approximately $2 million in Europe and the Asia Pacific region and the write-down of obsolete and slow-moving machine repair parts in connection with the Company's working capital review. The EBIT contribution from BSN for the second quarter of 2004 includes a reduction in gross profit of $4.6 million related to the step-up of BSN finished goods inventory as required by SFAS No. 141. The effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's operations in Europe and the Asia Pacific region by approximately $6 million. The effects of changing foreign currency exchange rates decreased reported U.S. dollar EBIT of the segment's operations in South America by approximately $2 million.

        Segment EBIT of the Plastics Packaging segment for the second quarter of 2004 increased $4.8 million, or 8.9%, to $59.0 million compared with Segment EBIT of $54.2 million in the second quarter of 2003. The increase is primarily attributable to improved manufacturing performance, increased production and higher unit shipments. Unit shipments increased by approximately 4% overall, led by increased shipments of plastic containers for health care, water and juices, and increased shipments of closures for beverages, health care, food and household products. These increases were partially offset by a less favorable product mix and lower selling prices for several of the segment's container products. Other factors that unfavorably affected EBIT in the second quarter of 2004 compared to the second quarter of 2003 were the absence of sales from certain closures assets that were divested in the fourth quarter of 2003 and lower pension income of approximately $1.4 million.

        Eliminations and other retained items for the second quarter of 2004 were $1.0 million lower than the second quarter of 2003.

Interest Expense

        Interest expense decreased to $116.2 million in the second quarter of 2004 from $138.4 million in the second quarter of 2003. Excluding the effects of note repurchase premiums and the write-off of finance fees in the second quarter of 2003 totaling $16.8 million; interest expense decreased $5.4 million. The lower interest expense was principally the result of savings from the December 2003 repricing of the Secured Credit Agreement and approximately $7 million in interest savings as a result of the Company's fixed-to-floating interest rate swap on a portion of its fixed-rate debt.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the second quarter of 2004 was $7.6 million compared to $5.8 million for the second quarter of 2003. The increase is primarily attributed to higher earnings from the Company's operations in Venezuela.

Net Earnings

        For the second quarter of 2004, the Company recorded net earnings of $82.0 million compared to net earnings of $17.0 million for the second quarter of 2003. The results for the second quarter of 2004 included a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a charge of $14.5 million ($9.1 million after tax) relating to the settlement of certain intellectual property litigation. The results for the second quarter of 2003 included a loss of $37.4 million (pretax and after tax) from the sale of long-term notes receivable and additional interest charges of $16.8 million ($10.7 million after tax) for early retirement of debt, principally note repurchase premiums.

Results of Operations—First six months of 2004 compared with first six months of 2003

Net Sales

        The Company's net sales by segment (dollars in millions) for the first six months of 2004 and 2003 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$2,282.1	$2,005.2
Plastics Packaging	979.6	960.8

Segment and consolidated net sales	$3,261.7	$2,966.0

        Consolidated net sales for the first six months of 2004 increased $295.7 million, or 10.0%, to $3,261.7 million from $2,966.0 million for the first six months of 2003.

        Net sales of the Glass Containers segment increased $276.9 million, or 13.8%, over the first six months of 2003. In North America, sales in the first six months of 2004 were $21.4 million higher than sales in the first six months of 2003. The higher sales resulted from increased selling prices and a more favorable product sales mix as unit shipments declined by about 1%. The decrease in unit shipments was more than accounted for by the previously disclosed loss of a beverage container customer. However, shipments of beer containers increased by approximately 5% from the first six months of 2003 primarily due to overall warmer weather conditions in the U.S. and Canada during the first six months of 2004 as compared to the first six months of 2003. Shipments of containers for wine and spirits were also higher for the first six months of 2004; however, shipments of containers for tea, juice, and other beverages were lower. The combined U.S. dollar sales of the segment's operations outside of North America increased $255.5 million over the first six months of 2003. The increase resulted from a number of factors, including: (1) a 5% increase in unit shipments in the European businesses as well as the addition of approximately $51 million in sales from the acquired BSN businesses; (2) a 15% increase in unit shipments and improved prices in South America, particularly in Venezuela and Ecuador; and (3) a 6% increase in unit shipments in most of the Asia Pacific region, particularly Australia, New Zealand and China. The increased shipments in Venezuela were primarily related to the non-recurrence of the national strike in Venezuela that began in early December 2002 and continued into the first quarter of 2003. The strike caused energy supply curtailments which forced the Company to temporarily idle its two plants in that country during the first quarter of 2003. The effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $105 million. The reported U.S. dollar sales of the segment's operations in South America was not significantly affected by the effects of changing foreign currency exchange rates compared to the first six months of 2003.

        Net sales of the Plastics Packaging segment increased $18.8 million, or 2.0%, over the first six months of 2003. Unit shipments increased by approximately 7% overall, led by increased shipments of plastic containers for health care, water and juices, and increased shipments of closures for beverages, health care, food and household products. These increases were mostly offset by lower selling prices for several of the segment's container products and the absence of sales from certain closures assets that were divested in the fourth quarter of 2003. The absence of sales from these assets reduced period over period sales by approximately $30 million. The effects of higher resin cost pass-throughs increased sales in the first six months of 2004 by approximately $16 million compared to the first six months of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar sales of the segment's operations in Europe and the Asia Pacific region by approximately $16 million. The effects of changing foreign currency exchange rates decreased reported U.S. dollar sales of the segment's operations in South America by approximately $2 million.

EBIT

        The Company evaluates performance and allocates resources based on EBIT, excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment EBIT").

        The Company's Segment EBIT results (dollars in millions) for the first six month of 2004 and 2003 are presented in the following table. Certain amounts from prior year have been reclassified to conform to current year presentation. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$354.0	$310.2
Plastics Packaging	114.9	105.3
Eliminations and other retained items	(49.6)	(38.8)

        Segment EBIT of the Glass Containers segment for the first six months of 2004 increased $43.8 million, or 14.1%, to $354.0 million, compared with Segment EBIT of $310.2 million in the first six months of 2003. In North America, EBIT for the first six months of 2004 decreased $5.4 million from the first six months of 2003. The benefits of higher selling prices, a more favorable product sales mix and fixed cost savings resulting from two plant closings in the last half of 2003 were more than offset by a number of unfavorable effects including: (1) lower production resulting from increased furnace repair activity this year and to control inventories consistent with the Company's working capital goals; (2) higher natural gas costs; (3) increased freight expense reflecting higher fuel costs;

(4) a $9.1 million reduction in pension income; and (5) the write-down of obsolete and slow-moving machine repair parts in connection with the Company's working capital review. Also contributing to this decline was a 1% decline in unit shipments, principally as the result of lower shipments of beverage containers. This decline in shipments of beverage containers was partially offset by increased shipments of containers for beer, wine, and liquor. The combined U.S. dollar EBIT of the segment's operations outside North America increased $49.2 million over the first six months of 2003. The increase was partially attributed to overall increased unit shipments in Europe, South America, and the Asia Pacific region. Also contributing to the increase was improved manufacturing performance and higher prices in Europe, South America and in the Asia Pacific region as well as the absence of the national strike in Venezuela. South American operations in the first six months of 2004 compared favorably to the prior year because of the non-recurrence of the national strike in Venezuela that began in early December 2002 and continued into the first quarter of 2003. The strike caused energy supply curtailments which forced the Company to temporarily idle its two plants in that country during the first quarter of 2003. These increases were partially offset by increased energy costs totaling approximately $9 million in Europe and the Asia Pacific region and the write-down of obsolete and slow-moving machine repair parts in connection with the Company's working capital review. The EBIT contribution from BSN for the first six months of 2004 includes a reduction in gross profit of $4.6 million related to the step-up of BSN finished goods inventory as required by SFAS No. 141. The effects of changing foreign currency exchange rates increased reported U.S. dollar EBIT of the segment's operations in Europe and the Asia Pacific region by approximately $18 million. The reported U.S. dollar EBIT of the segment's operations in South America was not significantly affected by the effects of changing foreign currency exchange rates compared to the first six months of 2003.

        Segment EBIT of the Plastics Packaging segment for the first six months of 2004 increased $9.6 million, or 9.1%, to $114.9 million compared with Segment EBIT of $105.3 million for the first six months of 2003. The increase is primarily attributable to improved manufacturing performance, increased production and higher unit shipments. Unit shipments increased by approximately 7% overall, led by increased shipments of plastic containers for health care, water and juices, and increased shipments of closures for beverages, health care, food and household products.    These increases were partially offset by a less favorable product mix and lower selling prices for several of the segment's container products. Other factors that unfavorably affected EBIT in the first six months of 2004 compared to the first six months of 2003 were the absence of sales from certain closures assets that were divested in the fourth quarter of 2003 and lower pension income of approximately $2.8 million.

        Eliminations and other retained items for the first six months of 2004 were $10.8 million higher than the first six months of 2003. A $1.0 million reduction in pension income, higher legal and professional services costs in the first quarter of 2004 resulting in part from compliance with the Sarbanes-Oxley Act of 2002 and higher retention of property and casualty losses were the primary reasons for the increase.

Interest Expense

        Interest expense decreased to $230.6 million for the first six months of 2004 from $249.4 million for the first six months of 2003. Excluding the effects of note repurchase premiums and the write-off of finance fees in the first six months of 2003 totaling $16.8 million; interest expense decreased $2.0 million. The lower interest expense was principally the result of savings from the December 2003 repricing of the Secured Credit Agreement and approximately $12 million in interest savings as a result of the Company's fixed-to-floating interest rate swap on a portion of its fixed-rate debt. These decreases were mostly offset by the issuance of fixed rate notes totaling $900 million in May 2003. The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company's Secured Credit Agreement.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the first six months of 2004 was $13.5 million compared to $8.7 million for the first six months of 2003. The increase is primarily attributed to higher earnings from the Company's operations in Venezuela.

Provision for Income Taxes

        The Company's effective tax rate in the first six months of 2004 was 28.9% compared with 29.0% for the full year 2003 (excluding separately taxed items).

Net Earnings

        For the first six months of 2004, the Company recorded net earnings of $131.0 million compared to net earnings of $51.4 million for the first six months of 2003. The results for the first six months of 2004 included a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a charge of $14.5 million ($9.1 million after tax) relating to the settlement of certain intellectual property litigation. The results for first six months of 2003 included a loss of $37.4 million (pretax and after tax) from the sale of long-term notes receivable and additional interest charges of $16.8 million ($10.7 million after tax) for early retirement of debt, principally note repurchase premiums.

Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of debt. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and Holland. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 3).

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004, is preliminary. The Company's results for the three and six month periods ended June 30, 2004, included 10 days of BSN operations. The Company's 2004 results include net sales and Segment EBIT contributions of approximately $51 million and $0.4 million, respectively, from this newly acquired business. The $0.4 million Segment EBIT contribution includes a reduction in gross profit of $4.6 million related to the step-up of BSN finished goods inventory as required by SFAS No. 141. The Company expects that the balance of this step-up of BSN finished goods inventory will be recorded as increased cost of sales during the third and fourth quarters of 2004 which will reduce gross profit by an estimated additional $26 million.

        The Company expects interest expense to increase by approximately $94 million on an annual basis resulting from the acquisition of BSN. The incremental interest expense included in the Company's second quarter results related to BSN for the ten day period ended June 30, 2004, was approximately $2.8 million.

Restructuring and Sale of Blow-Molded Plastic Container Business

        The Company has undertaken a restructuring of its blow-molded plastic container business. Pursuant to that restructuring, the Company has determined that it will continue to operate its blow-molded plastic container business serving health care customers and combine that business with its Closure and Prescription Products businesses.

        On July 28, 2004, the Company announced that it has entered into a definitive agreement with Graham Packaging Company based in York, Pa., a portfolio company of The Blackstone Group, to sell its remaining blow-molded plastic container operations in North America, South America and Europe.

        Total consideration for the sale will be approximately $1.2 billion to be paid in cash at closing. The transaction is expected to close in the fourth quarter, subject to regulatory approvals. The proceeds from the sale will be used to pay down debt.

        Included in the sale are 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries.

        As required by FAS No. 144, the Company presently expects that, beginning with the third quarter of 2004, the blow-molded plastic container business will be presented as a discontinued operation. Results of operations for prior periods related to the blow-molded plastic container business will also be reclassified to discontinued operations.

Capital Resources and Liquidity

        The Company's total debt at June 30, 2004 was $6.70 billion, compared to $5.43 billion at December 31, 2003 and $5.76 billion at June 30, 2003.

        On March 15, 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). The previous Amended and Restated Secured Credit Agreement was amended and restated in order to provide financing for the acquisition of BSN Glasspack, S.A. (see Note 14). The Agreement provides for up to $3.22 billion of U.S. dollar borrowings and 52 million Euro borrowings, of which $1.32 billion and 52 million Euros first became available upon the closing of the BSN transaction. The Agreement includes a $600 million revolving credit facility and a $460 million A1 term loan, each of which has a final maturity date of April 1, 2007. The Agreement also includes an $840 million B1 term loan, C term loans totaling $695 million and 52 million Euros, and a $240 million D term loan, each of which has a final maturity date of April 1, 2008. An additional term loan of up to $385 million due April 1, 2008, is available in the event that the assumed BSN Senior Subordinated Notes are tendered by August 18, 2004 in response to the tender offer as required by the change in control provision of the BSN notes.

        At June 30, 2004, the Company's subsidiary borrowers had unused credit of $453.8 million available under the Agreement.

        As part of the acquisition of BSN Glasspack (see Note 14), the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes are due August 1, 2009 and have a face amount of 140.0 million Euros. The 9.25% senior subordinated notes are due August 1, 2009 and have a face amount of 160 million Euros.

        Cash provided by operating activities was $316.2 million for the first six months of 2004 compared to $66.8 million for the first six months of 2003, an improvement of $249.4 million. Cash required for working capital in the first six months of 2004 was $216.7 million less than the first six months of 2003. Inventories in North American plastic container operations were lower than prior year as a result of higher shipments. Inventories in North American glass container operations were lower than prior year as a result of tighter management of inventory levels as part of the Company's overall focus on working capital improvement. Inventory levels in the Australian and European glass container operations were also lower, as compared to the prior year. These lower inventories are part of the Company's focus on working capital management to improve cash flow.

        The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis. The Company expects that its total asbestos-related payments in 2004 will be moderately lower than 2003. Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

Off-Balance Sheet Arrangements

        As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services. The program was entered into by BSN in order to provide lower interest costs on a portion of its financing. In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the "fund") created in accordance with French Law. This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales ("GTI") and managed by GTI, provides for an aggregate securitization volume of up to 210 million Euros.

        Under the program, BSN Glasspack Services is permitted to sell receivables to the fund until November 5, 2006. According to the program, subject to eligibility criteria, certain, but not all, receivables held by the BSN Glasspack Services are sold to the fund on a weekly basis. The purchase price for the receivables is determined as a function of the book value and the term of each receivable and a Euribor three-month rate increased by a 1.51% margin. A portion of the purchase price for the receivables is deferred and paid by the fund to BSN Glasspack Services only when receivables are collected or at the end of the program. This deferred portion varies based on the status and updated collection history of BSN Glasspack Services' receivable portfolio.

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed 210 million Euros ($253.4 million USD at June 30, 2004). At June 30, 2004, the Company had $223.4 million USD of receivables that were sold in this program. For the 10 days ended June 30, 2004, the Company sold approximately $38.6 million of receivables to the fund and paid interest of approximately $0.2 million.

        BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

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

Pension Benefit Plans

        The Company recorded pension expense totaling approximately $0.4 million for the first six months of 2004 and pretax pension credits of $15.7 million for the first six months of 2003 from its principal defined benefit pension plans. The 2004 decrease in pretax pension credits is attributed to several factors discussed below.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        On March 15, 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). The previous Amended and Restated Secured Credit Agreement was amended and restated in order to provide financing for the acquisition of BSN Glasspack, S.A. (see Note 14). The Agreement provides for up to $3.22 billion of U.S. dollar borrowings and 52 million Euro borrowings, of which $1.32 billion and 52 million Euros first became available upon the closing of the BSN transaction. The Agreement includes a $600 million revolving credit facility and a $460 million A1 term loan, each of which has a final maturity date of April 1, 2007. The Agreement also includes an $840 million B1 term loan, C term loans totaling $695 million and 52 million Euros, and a $240 million D term loan, each of which has a final maturity date of April 1, 2008. An additional term loan of up to $385 million due April 1, 2008, is available in the event that the assumed BSN Senior Subordinated Notes are tendered by August 18, 2004 in response to the tender offer as required by the change in control provision of the BSN notes. Interest on all borrowings under the Agreement is determined by reference to short-term rates.

        All borrowings under the Agreement, with the exception of the Euro C term loan mentioned above, are denominated in U.S. dollars. As described in Note 10 to the financial statements, certain amounts borrowed under the Agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

        As part of the acquisition of BSN Glasspack (see Note 14), the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes are due August 1, 2009 and have a face amount of 140.0 million Euros. The 9.25% senior subordinated notes are due August 1, 2009 and have a face amount of 160 million Euros.

Forward Looking Statements

        This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company's ability to complete planned divestitures on the terms and conditions and within the time frames currently anticipated, (2) foreign currency fluctuations relative to the U.S. dollar, (3) changes in capital availability or cost, including interest rate fluctuations, (4) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (5) consumer preferences for alternative forms of packaging, (6) fluctuations in raw material and labor costs, (7) availability of raw materials, (8) costs and availability of energy, (9) transportation costs, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events that are beyond the control of the Company, including events related to OI Inc.'s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

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

OWENS-ILLINOIS GROUP, INC.

Date	August 9, 2004	/s/ MATTHEW G. LONGTHORNE Matthew G. Longthorne Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
12		Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
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