Form 10-Q
period 2004-09-30
OWENS ILLINOIS GROUP INC
filed 2004-11-09
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2004
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

        Owens-Illinois Group, Inc. $.01 par value common stock—100 shares at October 31, 2004.

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003. On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe. As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2004 and 2003 as a discontinued operation. As such, results for the prior periods have been reclassified to conform to this presentation. At September 30, 2004, the assets and liabilities of the blow-molded plastic container business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended Septemer 30,
	2004	2003
Revenues:
Net sales	$1,717.8	$1,313.4
Royalties and net technical assistance	4.3	3.8
Equity earnings	7.5	6.6
Interest	3.5	3.2
Other	4.9	5.9

	1,738.0	1,332.9
Costs and expenses:
Manufacturing, shipping, and delivery	1,390.0	1,018.6
Research and development	5.2	7.3
Engineering	8.9	7.1
Selling and administrative	97.0	80.6
Interest	120.8	105.1
Other	11.9	74.5

	1,633.8	1,293.2

Earnings from continuing operations before items below	104.2	39.7
Provision for income taxes	29.8	4.0
Minority share owners' interests in earnings of subsidiaries	8.7	8.0

Earnings from continuing operations	65.7	27.7
Net earnings of discontinued operations	3.3	1.2

Net earnings	$69.0	$28.9

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Nine months ended Septemer 30,
	2004	2003
Revenues:
Net sales	$4,402.7	$3,711.5
Royalties and net technical assistance	15.0	12.0
Equity earnings	22.2	20.2
Interest	10.2	17.3
Other	34.8	15.2

	4,484.9	3,776.2
Costs and expenses:
Manufacturing, shipping, and delivery	3,543.3	2,942.8
Research and development	18.2	20.5
Engineering	25.9	23.8
Selling and administrative	260.4	231.5
Interest	324.4	324.9
Other	17.4	117.3

	4,189.6	3,660.8

Earnings from continuing operations before items below	295.3	115.4
Provision for income taxes	82.7	36.7
Minority share owners' interests in earnings of subsidiaries	22.2	16.7

Earnings from continuing operations	190.4	62.0
Net earnings of discontinued operations	9.6	18.3

Net earnings	$200.0	$80.3

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Assets
Current assets:
Cash, including time deposits	$262.1	$163.4	$148.3
Short-term investments, at cost which approximates market	61.9	26.8	28.9
Receivables, less allowances for losses and discounts ($46.6 at Sept. 30, 2004, $52.0 at December 31, 2003, and $53.8 at Sept. 30, 2003)	887.0	769.7	875.8
Inventories	1,024.1	1,010.1	995.4
Prepaid expenses	110.1	90.5	99.0
Assets of discontinued operations	280.8

Total current assets	2,626.0	2,060.5	2,147.4
Investments and other assets:
Equity investments	159.5	145.3	189.1
Repair parts inventories	179.6	201.0	204.5
Prepaid pension	980.9	967.1	958.3
Deposits, receivables, and other assets	413.8	423.3	412.4
Goodwill	2,872.1	2,280.2	2,858.2
Assets of discontinued operations	921.2

Total other assets	5,527.1	4,016.9	4,622.5
Property, plant, and equipment, at cost	5,817.9	6,411.7	6,421.2
Less accumulated depreciation	2,637.0	3,024.7	3,017.2

Net property, plant, and equipment	3,180.9	3,387.0	3,404.0

Total assets	$11,334.0	$9,464.4	$10,173.9

CONDENSED CONSOLIDATED BALANCE SHEETS—continued

	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$438.6	$92.4	$78.4
Accounts payable and other liabilities	1,420.6	1,096.0	1,142.8
Liabilities of discontinued operations	122.4

Total current liabilities	1,981.6	1,188.4	1,221.2
Liabilities of discontinued operations	44.8
Long-term debt	6,148.3	5,333.1	5,424.0
Deferred taxes	320.6	337.7	360.0
Nonpension postretirement benefits	282.3	284.8	286.8
Other liabilities	771.0	637.2	555.7
Commitments and contingencies Minority share owners' interests	161.9	161.1	149.7
Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,227.0	1,451.7	1,482.3
Retained earnings	644.5	313.5	1,092.1
Accumulated other comprehensive income	(248.0)	(243.1)	(397.9)

Total share owner's equity	1,623.5	1,522.1	2,176.5

Total liabilities and share owner's equity	$11,334.0	$9,464.4	$10,173.9

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Earnings from continuing operations	$190.4	$62.0
Non-cash charges (credits):
Depreciation	319.2	289.4
Amortization of intangibles and other deferred items	17.6	14.9
Amortization of finance fees	10.2	10.3
Deferred tax provision	(1.2)	5.2
Gain on the sale of certain real property	(20.6)
Loss on the sale of long-term notes receivable		37.4
Loss on the sale of certain closures assets		37.4
Capacity curtailment charge		28.5
Other	(44.5)	(49.0)
Change in non-current operating assets	(17.9)	(23.8)
Reduction of non-current liabilities	(12.2)	(12.4)
Change in components of working capital	91.0	(116.8)

Cash provided by continuing operating activities	532.0	283.1
Cash provided by discontinued operating activities	95.4	11.4

Total cash provided by operating activities	627.4	294.5
Cash flows from investing activities:
Additions to property, plant, and equipment—continuing	(268.5)	(242.5)
Additions to property, plant, and equipment—discontinued	(25.1)	(73.5)
Net cash proceeds from divestitures and asset sales	100.9	15.2
Proceeds from sale of long-term notes receivable		163.0
Acquisitions, net of cash acquired	(630.3)

Cash utilized in investing activities	(823.0)	(137.8)
Cash flows from financing activities:
Additions to long-term debt	1,364.0	2,071.1
Repayments of long-term debt	(813.8)	(1,653.7)
Increase in short-term loans	(11.3)	(0.5)
Net payments for debt-related hedging activity	(28.5)	(81.3)
Payment of finance fees	(20.1)	(45.6)
Distributions to parent	(188.3)	(429.1)

Cash provided by (used in) financing activities	302.0	(139.1)
Effect of exchange rate fluctuations on cash	(7.7)	4.3

Increase in cash	98.7	21.9
Cash at beginning of period	163.4	126.4

Cash at end of period	$262.1	$148.3

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income would have been as follows:

	Three months ended Sept. 30,
	2004	2003
Net income:
As reported	$69.0	$28.9
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.2)	(1.6)

Pro forma	$67.8	$27.3

	Nine months ended Sept. 30,
	2004	2003
Net income:
As reported	$200.0	$80.3
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(4.1)	(5.5)

Pro forma	$195.9	$74.8

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected life of options	5 years	5 years
Expected stock price volatility	74.0%	72.7%
Risk-free interest rate	2.7%	3.1%
Expected dividend yield	0.0%	0.0%

3.     Long-Term Debt

        The following table summarizes the long-term debt of the Company:

	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$3.9	$—	$52.8
Term Loans:
A1 Term Loan	380.0	460.0	460.0
B1 Term Loan	840.0	840.0	840.0
C Term Loan	395.0
C1 Term Loan	230.0
C2 Term Loan (52.0 million Euros)	64.1
D Term Loan	240.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	440.5	450.0	450.0
Senior Subordinated Notes:
10.25%, due 2009 (147.3 million Euros)	181.6
9.25%, due 2009 (167.6 million Euros)	206.6
Payable to OI Inc.	1,400.4	1,434.9	1,436.5
Other	105.1	137.0	140.6

Total long-term debt	6,562.2	5,396.9	5,454.9
Less amounts due within one year	413.9	63.8	30.9

Long-term debt	$6,148.3	$5,333.1	$5,424.0

        In the first quarter of 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). At September 30, 2004 the Agreement provided for up to $2.7 billion of U.S. dollar borrowings and 52 million of Euro borrowings.

        At September 30, 2004, the Company's subsidiary borrowers had unused credit of $448.6 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2004 was 4.83%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and European subsidiaries, as discussed in Note 10, the weighted average interest rate was 5.10%.

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations (see Note 16), the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement. The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. The Third Amended and Restated Secured Credit Agreement includes a $600 million revolving credit facility and a $380 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $275 million B1 term loan, a $230 million C1 term loan, and a 52 million Euro C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was cancelled on August 19,

2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        As part of the acquisition of BSN Glasspack (see Note 14), the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes are due August 1, 2009 and have a face amount of 140.0 million Euros and were recorded at the acquisition date at a fair value of 147.7 million Euros. The 9.25% senior subordinated notes are due August 1, 2009 and have a face amount of 160 million Euros and were recorded at the acquisition date at a fair value of 168.0 million Euros.

4.     Supplemental Cash Flow Information

	Nine months ended September 30,
	2004	2003
Interest paid in cash	$347.0	$297.1
Income taxes paid in cash	67.2	42.5

        Interest paid for the nine months ended September 30, 2003 included $12.6 million related to the repurchase of approximately $263.5 million of the $300 million 7.85% Senior Notes due 2004.

5.     Comprehensive Income

        The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments. Total comprehensive income is as follows:

	Three months ended September 30,
	2004	2003
Total comprehensive income	$163.1	$46.4
	Nine months ended September 30,
	2004	2003
Total comprehensive income	$195.1	$266.0

6.     Inventories

        Major classes of inventory are as follows:

	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003
Finished goods	$866.6	$789.4	$779.9
Work in process	6.3	9.1	8.0
Raw materials	71.9	137.9	136.4
Operating supplies	79.3	73.7	71.1

	$1,024.1	$1,010.1	$995.4

        At September 30, 2004, the assets and liabilities of the blow-molded plastic container business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations and are not included in the September 30, 2004 inventory amounts above.

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

        As of September 30, 2004, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 35,000 plaintiffs and claimants. Based on an analysis of the claims and lawsuits pending as of December 31, 2003, approximately 92% of the plaintiffs and claimants either do not specify the monetary damages sought or, in the case of court filings, claim an amount sufficient to invoke the jurisdiction of the trial court. Fewer than 4% of the plaintiffs specify the maximum of their damages claim to be between $10 million and $33 million, while approximately 4% of the plaintiffs claim specific damage amounts ranging between $6 million to $122 million. A single suit pending since 1991 involving fewer than 0.1% of the plaintiffs and approximately 60 defendants, claims damages of $11 billion.

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

        In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of September 30, 2004, there are approximately 21,000 of such claims which have been filed against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

        Since receiving its first asbestos claim, OI Inc., as of September 30, 2004, has disposed of the asbestos claims of approximately 313,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,200. Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable totaled approximately $88 million at September 30, 2004 ($87 million at December 31, 2003) and are included in the foregoing average indemnity payment per claim. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

        The significant assumptions underlying the material components of OI Inc.'s accrual are:

  a)
  the extent to which settlements are limited to claimants who were exposed to the Company's asbestos-containing insulation prior to its exit from that business in 1958;

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

        OI Inc. expects to conduct a comprehensive review of its asbestos-related liabilities and costs in connection with finalizing and reporting its results of operations for the year ended December 31, 2004. If the results of this review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then OI Inc. will record an appropriate charge to increase the accrued liability. While the results of this review cannot be estimated at this time, OI Inc. expects that an increase of the accrued liability will be required in order to cover estimated indemnity payments and legal fees arising from asbestos personal injury lawsuits and claims filed in the next several years.

        In April 1999, Crown Cork & Seal Technologies Corporation ("CCS") filed suit against Continental PET Technologies, Inc. ("CPT"), then a wholly-owned subsidiary of the Company in the United States District Court for the District of Delaware alleging that certain plastic containers manufactured by CPT, primarily multi-layer PET containers with barrier properties, infringe CCS's U.S. Patent 5,021,515 relating to an oxygen scavenging material. In connection with the initial public offering of Constar International Inc. ("Constar"), CCS contributed to Constar the patent involved in the suit against CPT. As a result, Constar was substituted for CCS as the plaintiff in the suit.

        In November 2004, the Company finalized a settlement of this litigation. The settlement involves the grant of a license to the Company and to CPT of the technology in dispute, in return for a payment to Constar of $25.1 million, which approximated the amount accrued by the Company for this expected resolution. The Company believes it has meritorious third party reimbursement claims relating to a substantial portion of this settlement and intends to pursue such claims.

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

8.     Segment Information

        The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America. Following the sale of a substantial portion of the Company's blow-molded plastic container operations which was completed on October 7, 2004, the Plastics Packaging segment consists of two business units—Healthcare Packaging and Closures and Specialty Products.

        The Company's measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations. The Company's management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

        Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. The information below is presented on a continuing operations basis, and therefore, the prior period amounts have been restated to remove the discontinued operations. See Note 16 for more information. Certain amounts from prior year have been reclassified to conform to current year presentation.

        Financial information for continuing operations for the three-month periods ended September 30, 2004 and 2003 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2004	$1,544.0	$173.8	$1,717.8		$1,717.8
2003	1,111.3	202.1	1,313.4		1,313.4

Segment Operating Profit:
2004	$210.8	$29.5	$240.3	$(18.8)	$221.5
2003	206.7	24.3	231.0	(23.5)	207.5

Items excluded from Segment Operating Profit:
September 30, 2003
Loss on the sale of certain closures assets		$(37.4)	$(37.4)		$(37.4)
Capacity curtailment charge	$(28.5)		(28.5)		(28.5)

        The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended September 30, 2004 and 2003 is as follows:

	2004	2003
Segment Operating Profit for reportable segments	$240.3	$231.0
Items excluded from Segment Operating Profit		(65.9)
Eliminations and other retained items	(18.8)	(23.5)
Interest expense	(120.8)	(105.1)
Interest income	3.5	3.2

Total	$104.2	$39.7

        Financial information for continuing operations for the nine-month periods ended September 30, 2004 and 2003 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2004	$3,826.1	$576.6	$4,402.7		$4,402.7
2003	3,116.5	595.0	3,711.5		3,711.5

Segment Operating Profit:
2004	$564.8	$95.3	$660.1	$(71.2)	$588.9
2003	516.9	74.4	591.3	(65.0)	526.3

Items excluded from Segment Operating Profit:
September 30, 2004
Gain on the sale of certain real property	$20.6		$20.6		$20.6
September 30, 2003
Loss on the sale of notes receivable	(37.4)		(37.4)		(37.4)
Loss on the sale of certain closures assets		$(37.4)	(37.4)		(37.4)
Capacity curtailment charge	(28.5)		(28.5)		(28.5)

        The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners' interests in earnings of subsidiaries for the nine-month periods ended September 30, 2004 and 2003 is as follows:

	2004	2003
Segment Operating Profit for reportable segments	$660.1	$591.3
Items excluded from Segment Operating Profit	20.6	(103.3)
Eliminations and other retained items	(71.2)	(65.0)
Interest expense	(324.4)	(324.9)
Interest income	10.2	17.3

Total	$295.3	$115.4

        As discussed further in Note 14, the Company acquired BSN Glasspack on June 21, 2004. The total assets by segment at September 30, 2004 reflect the addition of the BSN assets, based on preliminary fair values, to the Glass Containers segment.

	Glass Containers	Plastics Packaging	Total Product Segments	Discontinued Operations	Eliminations and Other Retained	Consolidated Totals
Total assets:
September 30, 2004	$8,241.1	$778.8	$9,019.9	$1,202.0	$1,112.1	$11,334.0
December 31, 2003	6,277.2	895.8	7,173.0	1,239.3	1,052.1	9,464.4
September 30, 2003	6,086.3	999.2	7,085.5	1,934.3	1,154.1	10,173.9

9.     Other Revenue and Other Costs and Expenses

        During the second quarter of 2004, the Company completed the sale of certain real property and a warehouse in the United Kingdom. The resulting gain of $20.6 million ($14.5 million after tax) was included in other revenue in the results of operations for the second quarter of 2004.

        Also during the second quarter of 2004, the Company recorded a charge of $14.5 million ($9.1 million after tax) for an increase in the estimated probable liability for the resolution of certain intellectual property litigation in other costs and expenses. This charge was included in discontinued operations for the nine months ended September 30, 2004. See Note 7 for additional information on this intellectual property litigation.

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

        In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory. Production at the factory was suspended in June of 2003 following a major leak in its only glass furnace. As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003. See Note 11 for additional information.

        During the fourth quarter of 2003, the Company completed the sale of its assets related to the production of plastic trigger sprayers and finger pumps. Included in the sale were manufacturing facilities in Bridgeport, Connecticut and El Paso, Texas, in addition to related production assets at the Erie, Pennsylvania plant. As a result of the sale, the Company recorded a loss of $37.4 million ($23.4 million after tax) in the third quarter of 2003.

10.   Derivative Instruments

        The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for 52 million Euro borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        At the end of the third quarter of 2004, the Company's subsidiary in Australia had agreements that swap a total of U.S. $455 million of borrowings into 702 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2005 through March 2006.

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

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For three and nine months ended September 30, 2004, the amount not offset was immaterial.

        In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $1.25 billion that mature from 2007 through 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt.

        Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense over the term of the agreement.

        The following selected information relates to fair value swaps at September 30, 2004 (based on a projected U.S. LIBOR rate of 2.5178%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(0.1)
Senior Notes due 2008	250.0	7.35%	3.5%	(0.3)
Senior Debentures due 2010	250.0	7.50%	3.2%	0.9
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	450.0	8.25%	3.7%	(9.5)

Total	$1,250.0			$(9.0)

        The Company also uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in earnings or cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At September 30, 2004, the Company had entered into commodity futures contracts for approximately 75% (approximately 4,500,000 MM BTUs) of its expected North American natural gas usage for the last three months of 2004, approximately 72% (approximately 17,280,000 MM BTUs) for the full year of 2005 and approximately 22% (approximately 5,280,000 MM BTUs) for the full year of 2006.

        The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

        The above futures contracts are accounted for as cash flow hedges at September 30, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At September 30, 2004, an unrealized net gain of $13.7 million, after tax of $7.4 million, related to these commodity futures contracts was included in OCI. The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2004 and 2003 was not material.

        The Company's international subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in a currency other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currency. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

        The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The Company expects to save approximately $9 million per year by closing this factory and eventually moving the production to other locations. The Company anticipates that it will pay out approximately $10 million in cash related to severance, benefits, plant clean-up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2004.

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Accrual balance as of December 31, 2003	$12.2	$12.0	$5.4	$29.6
Net cash paid	(0.9)	(2.2)	(2.0)	(5.1)
Other, principally translation		(0.4)	0.3	(0.1)

Accrual balance as of March 31, 2004	11.3	9.4	3.7	24.4
Net cash paid	(0.7)	(1.0)	(1.4)	(3.1)
Other, principally translation		0.2	0.7	0.9

Remaining accruals related to plant closing charges as of June 30, 2004	10.6	8.6	3.0	22.2
Net cash paid	(0.5)	(0.6)	(0.7)	(1.8)
Other, principally translation		0.5	(1.0)	(0.5)

Remaining accruals related to plant closing charges as of September 30, 2004	$10.1	$8.5	$1.3	$19.9

12.   Pensions

        The components of the net pension expense (credit) for the three months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$15.2	$12.2
Interest cost	52.0	44.6
Expected asset return	(74.6)	(68.6)
Amortization:
Prior service cost	1.6	1.7
Loss	11.8	2.6

Net amortization	13.4	4.3

Net expense (credit)	$6.0	$(7.5)

        The components of the net pension expense (credit) for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$42.4	$36.3
Interest cost	144.7	133.7
Expected asset return	(214.8)	(205.6)
Amortization:
Prior service cost	4.7	5.1
Loss	29.4	7.9

Net amortization	34.1	13.0

Net expense (credit)	$6.4	$(22.6)

        The pension expense above for the three and nine months ended September 30, 2004 reflects the additional pension expense of the BSN operations acquired on June 21, 2004.

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $33.9 million to its pension plans in 2004. As of September 30, 2004, $23.0 million of contributions have been made. The Company presently expects its contributions for the full year of 2004 to be approximately $36 million. The increase is principally a result of the acquisition of BSN.

13.   Postretirement Benefits Other Than Pensions

        The components of the net postretirement benefit cost for the three months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$1.2	$0.9
Interest cost	4.3	5.8
Amortization:
Prior service credit	(3.3)	(3.3)
Loss	1.1	0.9

Net amortization	(2.2)	(2.4)

Net postretirement benefit cost	$3.3	$4.3

        The components of the net postretirement benefit cost for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Service cost	$3.3	$2.7
Interest cost	15.7	17.4
Amortization:
Prior service credit	(5.6)	(9.7)
Loss	3.5	2.7

Net amortization	(2.1)	(7.0)

Net postretirement benefit cost	$16.9	$13.1

        The postretirement benefit costs above for the three and nine months ended September 30, 2004 reflect the additional expense of the BSN operations.

        Effective July 1, 2004, the Company amended its U.S. salaried postretirement medical plan to align benefits with those of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the amendment will reduce the full year of 2004 expense by approximately $5.3 million.

14.   Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of debt. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and Holland. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 3). In an agreement with the European Commission, the Company committed to divest two plants (located in Barcelona, Spain, and Corsico, Italy) as part of the transaction.

        The acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and costs reduction that will allow the Company to significantly improve the earnings contribution provided by the entire European operations. This integration strategy should lead to significant improvement in earnings by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in one-time charges to operations. The Company is currently in the process of evaluating its capacity in relation to the overall market demand in Europe and may decide to reduce capacity based upon this evaluation.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004, is preliminary and includes $773.5 million in goodwill representing the unallocated portion of the purchase price. The Company expects that a substantial portion of the valuation process will be completed by the end of 2004 and the balance will be completed no later than the second quarter of 2005. The accompanying Condensed Consolidated Results of Operations for the nine month period ended September 30, 2004, included three months and ten days of BSN operations. The BSN operations were included for the entire three month period ended September 30, 2004.

15.   Pro Forma Information—Acquisition of BSN Glasspack S.A.

        Had the Acquisition described in Note 14 and the related financing described in Note 3 occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and net earnings would have been as follows:

	Nine months ended September 30, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$4,402.7	$752.5		$5,155.2

Earnings from continuing operations	$190.4	$21.6	$(6.4)	$205.6

	Three months ended September 30, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$1,313.4	$365.7		$1,679.1

Earnings from continuing operations	$27.7	$7.5	$(4.7)	$30.5

	Nine months ended September 30, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$3,711.5	$1,109.3		$4,820.8

Earnings from continuing operations	$62.0	$0.2	$(13.8)	$48.4

        Pro forma information for the three months ended September 30, 2004 is not presented as the Acquisition occurred prior to the start of the period and therefore the BSN results of operations are included in the Company's results of operations for the entire three months ended September 30, 2004. The third quarter of 2004 earnings included the step-up effect of the finished goods inventory acquired from the acquisition that reduced third quarter gross profit by approximately $26.5 million. The first nine months of 2004 earnings included the step-up effect of the finished goods inventory acquired from the acquisition that reduced gross profit by approximately $31.1 million.

16.   Discontinued operations

        On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company, a portfolio company of The Blackstone Group.

        Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company's bank credit facility, which was amended to permit the sale.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the plastics packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2004 and 2003 as a discontinued operation. As such, results for the prior periods have been reclassified to conform to this presentation. At September 30, 2004, the assets and liabilities of the blow-molded plastic container business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the Condensed Consolidated Results of Operation for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Net sales	$281.8	$275.1	$858.6	$843.0
Other revenue	2.1	2.4	7.6	7.3

	283.9	277.5	866.2	850.3
Costs and expenses:
Manufacturing, shipping and delivery	235.9	239.1	736.6	725.7
Research, development and engineering	5.6	5.8	15.7	15.9
Selling and administrative	8.4	8.3	21.8	23.2
Interest	17.1	14.9	44.1	44.5
Other	2.2	6.8	22.7	10.0

	269.2	274.9	840.9	819.3

Earnings before items below	14.7	2.6	25.3	31.0
Provision for income taxes	11.4	1.4	15.7	12.7

Net earnings from discontinued operations	$3.3	$1.2	$9.6	$18.3

        The Condensed Consolidated Balance Sheet at September 30, 2004 included the following assets and liabilities of the discontinued operations:

Balance at Sept. 30, 2004
Assets:
Inventories	$139.4
Accounts receivable	131.9
Other current assets	9.5

Total current assets	280.8
Goodwill	149.0
Other long-term assets	72.4
Net property, plant and equipment	699.8

Total assets	$1,202.0

Liabilities:
Accounts payable and other current liabilities	$122.4
Other long-term liabilities	44.8

Total liabilities	$167.2

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed 210 million Euros ($259.0 million USD at September 30, 2004). At September 30, 2004, the Company had $208.4 million USD of receivables that were sold in this program. For the three months ended September 30, 2004, the Company received $389.7 million from the sale of receivables to the fund and paid interest of approximately $1.6 million.

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

	September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$99.1	$44.2	$743.7	$—	$887.0
Inventories		150.2	51.2	823.9	(1.2)	1,024.1
Assets of discontinued operations			234.9	45.9		280.8
Other current assets		5.2	67.2	361.3	0.4	434.1

Total current assets	—	254.5	397.5	1,974.8	(0.8)	2,626.0
Investments in and advances to subsidiaries	3,023.5	3,546.0	(11.5)		(6,558.0)	—
Assets of discontinued operations			864.9	56.3		921.2
Goodwill		544.2	236.8	2,091.1		2,872.1
Other non-current assets		283.9	1,113.7	340.7	(4.5)	1,733.8

Total other assets	3,023.5	4,374.1	2,203.9	2,488.1	(6,562.5)	5,527.1
Property, plant and equipment, net		608.5	329.4	2,243.0		3,180.9

Total assets	$3,023.5	$5,237.1	$2,930.8	$6,705.9	$(6,563.3)	$11,334.0

Current liabilities:
Accounts payable and accrued liabilities	$—	$244.1	$218.8	$967.5	$(9.8)	$1,420.6
Liabilities of discontinued operations			95.5	26.9		122.4
Short-term loans and long-term debt due within one year	350.0		0.1	88.5		438.6

Total current liabilities	350.0	244.1	314.4	1,082.9	(9.8)	1,981.6
Long-term debt	1,050.0	3,991.0	0.5	1,106.8		6,148.3
Other non-current liabilities and minority interests		75.1	479.0	978.0	3.7	1,535.8
Liabilities of discontinued operations			40.3	4.5		44.8
Investments by and advances from parent		926.9	2,096.6	3,533.7	(6,557.2)	—
Share owner's equity	1,623.5					1,623.5

Total liabilities and share owner's equity	$3,023.5	$5,237.1	$2,930.8	$6,705.9	$(6,563.3)	$11,334.0

	December 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$68.2	$136.0	$565.5	$—	$769.7
Inventories		184.4	214.1	612.8	(1.2)	1,010.1
Other current assets		3.4	75.4	200.7	1.2	280.7

Total current assets	—	256.0	425.5	1,379.0	—	2,060.5
Investments in and advances to subsidiaries	2,957.0	2,801.0	35.7		(5,793.7)	—
Goodwill		544.1	370.3	1,365.8		2,280.2
Other non-current assets		270.3	1,142.9	328.4	(4.9)	1,736.7

Total other assets	2,957.0	3,615.4	1,548.9	1,694.2	(5,798.6)	4,016.9
Property, plant and equipment, net		577.7	1,037.5	1,771.8		3,387.0

Total assets	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

Current liabilities:
Accounts payable and accrued liabilities	$—	$234.0	$279.7	$583.9	$(1.6)	$1,096.0
Short-term loans and long-term debt due within one year	36.5		0.1	55.8		92.4

Total current liabilities	36.5	234.0	279.8	639.7	(1.6)	1,188.4
Long-term debt	1,398.4	3,365.0	0.7	569.0		5,333.1
Other non-current liabilities and minority interests		51.3	573.2	791.0	5.3	1,420.8
Investments by and advances from parent		798.8	2,158.2	2,845.3	(5,802.3)	—
Share owner's equity	1,522.1					1,522.1

Total liabilities and share owner's equity	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

	September 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$103.8	$163.7	$608.3	$—	$875.8
Inventories		194.1	219.1	583.5	(1.3)	995.4
Other current assets		(6.2)	97.4	184.5	0.5	276.2

Total current assets	—	291.7	480.2	1,376.3	(0.8)	2,147.4
Investments in and advances to subsidiaries	3,612.9	2,709.1	27.1		(6,349.1)	—
Goodwill		544.1	1,040.3	1,273.8		2,858.2
Other non-current assets		286.2	1,136.5	344.6	(3.0)	1,764.3

Total other assets	3,612.9	3,539.4	2,203.9	1,618.4	(6,352.1)	4,622.5
Property, plant and equipment, net		602.6	1,078.2	1,723.2		3,404.0

Total assets	$3,612.9	$4,433.7	$3,762.3	$4,717.9	$(6,352.9)	$10,173.9

Current liabilities:
Accounts payable and accrued liabilities	$—	$264.4	$289.0	$573.1	$16.3	$1,142.8
Short-term loans and long-term debt due within one year			0.1	78.3		78.4

Total current liabilities	—	264.4	289.1	651.4	16.3	1,221.2
Long-term debt	1,436.4	3,365.7	0.8	621.1		5,424.0
Other non-current liabilities and minority interests		83.6	579.5	684.2	4.9	1,352.2
Investments by and advances from parent		720.0	2,892.9	2,761.2	(6,374.1)	—
Share owner's equity	2,176.5					2,176.5

Total liabilities and share owner's equity	$3,612.9	$4,433.7	$3,762.3	$4,717.9	$(6,352.9)	$10,173.9

	Three months ended September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$423.4	$149.7	$1,161.5	$(16.8)	$1,717.8
Interest		—	0.3	3.2		3.5
Equity earnings from subsidiaries	65.7	60.5	(1.1)		(125.1)	—
Other equity earnings		2.2	3.0	2.3		7.5
Other revenue		18.8	20.1	3.6	(33.3)	9.2

Total revenue	65.7	504.9	172.0	1,170.6	(175.2)	1,738.0
Manufacturing, shipping, and delivery		340.0	114.1	961.3	(25.4)	1,390.0
Research, engineering, selling, administrative, and other		26.0	25.3	71.8	(0.1)	123.0
Net intercompany interest	(9.9)	(18.0)	20.7	7.2		—
Other interest expense	9.9	68.3	0.3	42.3		120.8

Total costs and expense	—	416.3	160.4	1,082.6	(25.5)	1,633.8
Earnings from continuing operations before items below	65.7	88.6	11.6	88.0	(149.7)	104.2
Provision (credit) for income taxes		24.7	(20.1)	26.1	(0.9)	29.8
Minority share owners' interests in earnings of subsidiaries				7.8	0.9	8.7

Earnings from continuing operations	65.7	63.9	31.7	54.1	(149.7)	65.7
Net earnings of discontinued operations	3.3		(2.0)	5.3	(3.3)	3.3

Net earnings	$69.0	$63.9	$29.7	$59.4	$(153.0)	$69.0

	Three months ended September 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$418.8	$157.1	$759.9	$(22.4)	$1,313.4
Interest		0.2	0.4	2.7		3.3
Equity earnings from subsidiaries	27.7	62.6	1.1		(91.4)	—
Other equity earnings		0.6	4.3	1.7		6.6
Other revenue		11.7	(0.1)	5.5	(7.5)	9.6

Total revenue	27.7	493.9	162.8	769.8	(121.3)	1,332.9
Manufacturing, shipping, and delivery		326.6	119.8	601.7	(29.5)	1,018.6
Research, engineering, selling, administrative, and other		51.1	71.8	46.6		169.5
Net intercompany interest	(12.8)	(9.1)	18.3	3.6		—
Other interest expense	12.8	66.0	0.6	25.7		105.1

Total costs and expense	—	434.6	210.5	677.6	(29.5)	1,293.2
Earnings from continuing operations before items below	27.7	59.3	(47.7)	92.2	(91.8)	39.7
Provision (credit) for income taxes		1.4	(22.2)	24.8		4.0
Minority share owners' interests in earnings of subsidiaries				7.6	0.4	8.0

Earnings from continuing operations	27.7	57.9	(25.5)	59.8	(92.2)	27.7
Net earnings of discontinued operations	1.2		(2.7)	3.9	(1.2)	1.2

Net earnings	$28.9	$57.9	$(28.2)	$63.7	$(93.4)	$28.9

	Nine months ended September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$1,245.8	$458.0	$2,755.6	$(56.7)	$4,402.7
Interest		0.1	0.9	9.2		10.2
Equity earnings from subsidiaries	190.4	190.9	3.6		(384.9)	—
Other equity earnings		8.2	8.7	5.3		22.2
Other revenue		43.0	20.6	33.6	(47.4)	49.8

Total revenue	190.4	1,488.0	491.8	2,803.7	(489.0)	4,484.9
Manufacturing, shipping, and delivery		1,021.6	348.8	2,253.2	(80.3)	3,543.3
Research, engineering, selling, administrative, and other		70.8	96.9	154.3	(0.1)	321.9
Net intercompany interest	(38.1)	(34.2)	58.7	13.6		—
Other interest expense	38.1	186.9	1.4	98.0		324.4

Total costs and expense	—	1,245.1	505.8	2,519.1	(80.4)	4,189.6
Earnings from continuing operations before items below	190.4	242.9	(14.0)	284.6	(408.6)	295.3
Provision (credit) for income taxes		35.5	(32.3)	79.6	(0.1)	82.7
Minority share owners' interests in earnings of subsidiaries				21.5	0.7	22.2

Earnings from continuing operations	190.4	207.4	18.3	183.5	(409.2)	190.4
Net earnings of discontinued operations	9.6		(1.4)	11.0	(9.6)	9.6

Net earnings	$200.0	$207.4	$16.9	$194.5	$(418.8)	$200.0

	Nine months ended September 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$1,226.9	$464.6	$2,099.0	$(79.0)	$3,711.5
Interest		0.7	1.1	15.5		17.3
Equity earnings from subsidiaries	62.0	99.5	8.8		(170.3)	—
Other equity earnings		7.0	7.2	6.0		20.2
Other revenue		32.8	1.5	12.9	(20.0)	27.2

Total revenue	62.0	1,366.9	483.2	2,133.4	(269.3)	3,776.2
Manufacturing, shipping, and delivery		984.9	351.3	1,704.5	(97.9)	2,942.8
Research, engineering, selling, administrative, and other		92.3	140.3	160.5		393.1
Net intercompany interest	(47.9)	12.5	28.0	7.4		—
Other interest expense	47.9	174.2	15.3	87.5		324.9

Total costs and expense	—	1,263.9	534.9	1,959.9	(97.9)	3,660.8
Earnings from continuing operations before items below	62.0	103.0	(51.7)	173.5	(171.4)	115.4
Provision (credit) for income taxes		5.0	(26.2)	58.2	(0.3)	36.7
Minority share owners' interests in earnings of subsidiaries				16.0	0.7	16.7

Earnings from continuing operations	62.0	98.0	(25.5)	99.3	(171.8)	62.0
Net earnings of discontinued operations	18.3		9.3	9.0	(18.3)	18.3

Net earnings	$80.3	$98.0	$(16.2)	$108.3	$(190.1)	$80.3

	Nine months ended September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$—	$78.0	$121.7	$404.5	$23.2	$627.4
Investing Activities:
Additions to property, plant, and equipment—continuing operations		(70.2)	(14.7)	(183.6)		(268.5)
Additions to property, plant, and equipment—discontinued operations			(20.0)	(5.1)		(25.1)
Acquisitions, net of cash acquired				(630.3)		(630.3)
Proceeds from sales		2.4	1.5	97.0		100.9

Cash (used in) investing activities	—	(67.8)	(33.2)	(722.0)	—	(823.0)
Financing Activities:
Net distribution to OI Inc.	(188.3)					(188.3)
Change in intercompany transactions	188.3	(634.0)	(84.7)	554.3	(23.9)	—
Change in short term debt				(11.3)		(11.3)
Payments of long term debt		(72.2)	(0.2)	(741.4)		(813.8)
Borrowings of long term debt		707.2		656.8		1,364.0
Net payments for debt-related hedging activity				(28.5)		(28.5)
Payment of finance fees		(11.4)		(8.7)		(20.1)

Cash provided by (used in) financing activities	—	(10.4)	(84.9)	421.2	(23.9)	302.0
Effect of exchange rate change on cash				(7.7)		(7.7)

Net change in cash	—	(0.2)	3.6	96.0	(0.7)	98.7
Cash at beginning of period		0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$—	$10.4	$251.7	$—	$262.1

	Nine months ended September 30, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$59.6	$(9.6)	$189.4	$55.1	$294.5
Investing Activities:
Additions to property, plant, and equipment—continuing operations		(41.3)	(34.4)	(166.8)		(242.5)
Additions to property, plant, and equipment—discontinued operations			(66.0)	(7.5)		(73.5)
Proceeds from sale of notes receivable				163.0		163.0
Proceeds from sales		0.3	1.6	13.3		15.2

Cash provided by (used in) investing activities	—	(41.0)	(98.8)	2.0	—	(137.8)
Financing Activities:
Net distribution to OI Inc.	(429.1)					(429.1)
Change in intercompany transactions	429.1	(1,398.9)	763.1	261.8	(55.1)	—
Change in short term debt				(0.5)		(0.5)
Payments of long term debt		(641.9)	(666.6)	(345.2)		(1,653.7)
Borrowings of long term debt		1,974.6		96.5		2,071.1
Net payments for debt-related hedging activity		74.2		(155.5)		(81.3)
Payment of finance fees		(26.6)	(2.3)	(16.7)		(45.6)

Cash provided by (used in) financing activities	—	(18.6)	94.2	(159.6)	(55.1)	(139.1)
Effect of exchange rate change on cash				4.3		4.3

Net change in cash	—	—	(14.2)	36.1	—	21.9
Cash at beginning of period		0.1	24.2	102.1		126.4

Cash at end of period	$—	$0.1	$10.0	$138.2	$—	$148.3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        For the third quarter of 2004, the Company reported earnings from continuing operations of $65.7 million, or $38.0 million higher than third quarter of 2003 earnings from continuing operations of $27.7 million. The third quarter of 2003 net earnings were reduced by $23.4 million ($37.4 million pretax) for the estimated loss on the sale of certain closure assets and $17.8 million ($28.5 million pretax) for the permanent closure of a glass container factory. The third quarter of 2004 benefited from improved pricing in glass containers and plastics packaging, productivity improvements and overhead cost reductions. The third quarter of 2004 earnings included the step-up effect of the finished goods inventory acquired from the acquisition of BSN Glasspack late in the second quarter of 2004 that reduced third quarter gross profit by approximately $26.5 million. The third quarter of 2004 earnings were also reduced by increased interest expense principally from the additional borrowing for the BSN acquisition, reduced pension income and the write-off of finance fees from voluntary debt prepayments. Net earnings of $69.0 million and $28.9 million for the third quarter of 2004 and 2003, respectively, reflect earnings from discontinued operations of $3.3 million and $1.2 million for the third quarter of 2004 and 2003, respectively. The discontinued operations represent the blow-molded plastic container operations that were sold early in the fourth quarter of 2004.

        For the nine months ended September 30, 2004, the Company reported earnings from continuing operations of $190.4 million, or $128.4 million higher than the first nine months of 2003 earnings from continuing operations of $62.0 million. The first nine months of 2004 earnings included an aftertax gain on the sale of certain real property that increased earnings by $14.5 million ($20.6 million pretax). The first nine months of 2003 earnings were reduced by the following: (1) an aftertax charge of $9.1 million ($14.5 million pretax) for note repurchase premiums and write-off of finance fees, (2) an aftertax charge of $37.4 million ($37.4 million pretax) from the loss on the sale of long-term notes receivable, (3) an aftertax charge of $23.4 million ($37.4 million pretax) for the estimated loss on the sale of certain closure assets, and (4) an aftertax charge of $17.8 million ($28.5 million pretax) for the permanent closure of a glass container factory. The first nine months of 2004 benefited from improved pricing in glass containers and plastics packaging, improved shipments, productivity improvements and overhead cost reductions. The first nine months of 2004 included the step-up effect of the finished goods inventory acquired from the acquisition of BSN Glasspack late in the second quarter of 2004 that reduced gross profit by approximately $31.1 million. The first nine months of 2004 earnings were also reduced by higher energy costs and reduced pension income. Net earnings of $200.0 million and $80.3 million for the first nine months of 2004 and 2003, respectively, reflect earnings from discontinued operations of $9.6 million and $18.3 million for the first nine months of 2004 and 2003, respectively.

        At September 30, 2004, the Company had total assets of $11.3 billion compared with total assets of $10.2 billion at September 30, 2003. The total assets at September 30, 2004 included $280.8 million of current assets and $921.2 million of non-current assets that related to the discontinued operations discussed further below. The statement of financial position also included $122.4 million of current liabilities and $44.8 million of non-current liabilities at September 30, 2004 that related to the discontinued operations.

Results of Operations—Third Quarter 2004 compared with Third Quarter 2003

Net Sales

        The Company's net sales by segment (dollars in millions) for the third quarter of 2004 and 2003 are presented in the following table. The Plastics Packaging amounts reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$1,544.0	$1,111.3
Plastics Packaging	173.8	202.1

Segment and consolidated net sales	$1,717.8	$1,313.4

        Consolidated net sales for the third quarter of 2004 increased $404.4 million, or 30.8%, to $1,717.8 million from $1,313.4 million in the third quarter of 2003.

        Net sales of the Glass Containers segment increased $432.7 million, or 38.9%, over the third quarter of 2003. In North America, sales in the third quarter of 2004 were $10.2 million higher than sales in the third quarter of 2003. The higher sales resulted principally from increased selling prices as unit shipments declined by about 3.5% overall. The decrease in unit shipments was more than accounted for by the previously disclosed loss of a beverage container customer. Shipments of beer containers (including malt beverages) in the quarter increased by approximately 4% from the third quarter of 2003 primarily due to the increase in business from a significant malt beverage customer. Shipments of containers for wine and spirits were higher for the third quarter of 2004; however shipments of containers for tea, juice and other beverages were lower. The combined U.S. dollar sales of the segment's operations outside of North America increased $422.5 million over the third quarter of 2003. The increase resulted from a number of factors, including: (1) the additional sales from the acquired BSN businesses; (2) improved prices in South America, particularly in Brazil; (3) improved product sales mix in Europe; and (4) currency translation.

        The change in net sales for the Glass Containers segment can be summarized as follows:

2003 Net sales—Glass Containers segment		$1,111.3
Additional sales from BSN businesses	$365.0
The effects of sales volume, price and mix	38.3
The effects of changing foreign currency rates on net sales in Europe and Asia Pacific	37.2
The effects of changing foreign currency rates on net sales in South America	(3.1)
Other	(4.7)

Total net effect on sales		432.7

2004 Net sales—Glass Containers segment		$1,544.0

        Net sales of the Plastics Packaging segment decreased $28.3 million, or 14.0%, from the third quarter of 2003. The lower sales reflected the absence of sales from certain closures assets that were divested in the fourth quarter of 2003 and Asia Pacific plastic operations that were divested in the second quarter of 2004.

        The change in net sales for the Plastics Packaging segment can be summarized as follows:

2003 Net sales—Plastics Packaging segment		$202.1
Divested businesses	$(36.4)
Effects of higher resin cost pass-throughs	4.6
The effects of changing foreign currency rates on net sales in Europe and Asia Pacific	2.9
The effects of changing foreign currency rates on net sales in South America	(1.3)
Other	1.9

Total net effect on sales		(28.3)

2004 Net sales—Plastics Packaging segment		$173.8

Segment Operating Profit

        The Company's measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations. The Company's management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

        Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. The information below is presented on a continuing operations basis, and therefore, the prior period amounts for Plastics Packaging have been restated to remove the discontinued operations. In addition, certain Glass Container amounts from prior year have been reclassified to conform to current year presentation. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$210.8	$206.7
Plastics Packaging	29.5	24.3
Eliminations and other retained items	(18.8)	(23.5)

        Segment Operating Profit of the Glass Containers segment for the third quarter of 2004 increased $4.1 million, or 2.0%, to $210.8 million, compared with Segment Operating Profit of $206.7 million in the third quarter of 2003. In North America, Segment Operating Profit for the third quarter of 2004 decreased $11.5 million from the third quarter of 2003. The benefits of higher selling prices and a more favorable product sales mix were more than offset by a number of unfavorable effects, including: (1) higher natural gas and raw material costs; (2) increased freight expense reflecting higher diesel fuel costs; and (3) a reduction in pension income. Also contributing to this decline was a 3.5% decline in unit shipments, that was more than accounted for by the previously disclosed loss of a beverage container customer. This decline in shipments of beverage containers was partially offset by increased shipments of containers for beer (including malt beverages), wine, and liquor. The combined U.S. dollar Segment Operating Profit of the segment's operations outside North America increased $15.7 million over the third quarter of 2003. The increase was partially attributed to overall improved pricing and productivity in South America and the European region as well as increased shipments in portions of the Asia Pacific region. These increases were partially offset by increased energy costs. The Segment Operating Profit contribution from BSN for the second quarter of 2004 includes a reduction in gross profit of $26.5 million related to the impact of the acquisition step-up of BSN finished goods inventory as required by SFAS No. 141.

        The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

2003 Segment Operating Profit—Glass Containers		$206.7
The effects of sales volume, price and mix	$18.8
Increased delivery, warehouse and shipping costs	(6.0)
Additional Segment Operating Profit from BSN businesses	0.1
Higher energy costs	(6.8)
Lower pension income	(6.0)
The effects of changing foreign currency rates on Segment Operating Profit in Europe and Asia Pacific	7.0
The effects of changing foreign currency rates on Segment Operating Profit in South America	(1.6)
Other	(1.4)

Total net effect on Segment Operating Profit		4.1

2004 Segment Operating Profit—Glass Containers		$210.8

        Segment Operating Profit of the Plastics Packaging segment for the third quarter of 2004 increased $5.2 million, or 21.4%, to $29.5 million compared with Segment Operating Profit of $24.3 million in the third quarter of 2003. The increase is primarily attributable to improved selling prices and improved product mix for several of the segment's products and higher unit shipments. Unit shipments increased by approximately 1% overall, led by increased shipments of closures for beverages and health care and prescription vials. Also contributing to this increase was the non-recurrence of the third quarter of 2003 write-off of miscellaneous assets that were no longer being utilized. These increases were partially offset by higher delivery, warehouse, shipping and other manufacturing costs, as well as lower pension income.

        The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

2003 Segment Operating Profit—Plastics Packaging		$24.3
The effects of improved price and favorable product sales mix	$2.9
Increased delivery, warehouse, shipping and other manufacturing costs	(1.8)
Lower pension income	(0.6)
The non-recurrence of a write-off of miscellaneous assets	4.0
Other	0.7

Total net effect on Segment Operating Profit		5.2

2004 Segment Operating Profit—Plastics Packaging		$29.5

        Eliminations and other retained items for the third quarter of 2004 were $4.7 million lower than the third quarter of 2004. Lower spending on information systems costs was partially offset by reduced pension income.

Interest Expense

        Interest expense increased to $120.8 million in the third quarter of 2004 from $105.1 million in the third quarter of 2003. The higher interest in the 2004 quarter reflects additional interest as a result of higher debt related to the BSN acquisition and additional interest expense of $2.7 million for the write-off of finance fees related to a voluntary prepayment of term loan debt. Partially offsetting this was lower interest rates resulting from the December 2003 repricing of the Senior Secured Credit Facility and the interest savings resulting from the Company's fixed-to-floating interest rate swap program on a portion of its fixed-rate debt amounting to $5.6 million.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the third quarter of 2004 was $8.7 million compared to $8.0 million for the third quarter of 2003. The increase is primarily attributed to higher earnings from the Company's operations in Brazil.

Results of Operations—First nine months of 2004 compared with first nine months of 2003

Net Sales

        The Company's net sales by segment (dollars in millions) for the first nine months of 2004 and 2003 are presented in the following table. The Plastics Packaging amounts reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$3,826.1	$3,116.5
Plastics Packaging	576.6	595.0

Segment and consolidated net sales	$4,402.7	$3,711.5

        Consolidated net sales for the nine months of 2004 increased $691.2 million, or 18.6%, to $4,402.7 million from $3,711.5 million in the first nine months of 2003.

        Net sales of the Glass Containers segment increased $709.6 million, or 22.8%, over the first nine months of 2003. In North America, sales for the first nine months of 2004 were $31.6 million higher than sales the first nine months of 2003. The higher sales resulted principally from increased selling prices as unit shipments declined by about 2% overall. The decrease in unit shipments was more than accounted for by the previously disclosed loss of a beverage container customer. Shipments of beer and malt beverage containers in the first nine months increased by approximately 5% from the first nine months of 2003 primarily due to the increase in business from a significant malt beverage customer. Shipments of containers for wine and spirits were also higher for the first nine months of 2004; however shipments of containers for tea, juice and other beverages were lower. The combined U.S. dollar sales of the segment's operations outside of North America increased $678.0 million over the first nine months of 2003. The increase resulted from a number of factors, including: (1) the additional sales from the acquired BSN businesses; (2) improved prices in South America, Europe and the Asia Pacific region; (3) improved product sales mix Europe; and (4) currency translation.

        The change in net sales for the Glass Containers segment can be summarized as follows:

2003 Net sales—Glass Containers segment		$3,116.5
Additional sales from BSN businesses	$415.9
The effects of sales volume, price and mix	157.4
The effects of changing foreign currency rates on net sales in Europe and Asia Pacific	133.5
The effects of changing foreign currency rates on net sales in South America	(4.4)
Other	7.2

Total net effect on sales		709.6

2004 Net sales—Glass Containers segment		$3,826.1

        Net sales of the Plastics Packaging segment decreased $18.4 million, or 3.1%, from the first nine months of 2003. The lower sales reflected the absence of sales from certain closures assets that were divested in the fourth quarter of 2003 and Asia Pacific plastic operations that were divested in the second quarter of 2004. Increased resin prices passed through to customers and stronger currencies in Europe and the Asia Pacific region partially offset these reductions.

        The change in net sales for the Plastics Packaging segment can be summarized as follows:

2003 Net sales—Plastics Packaging segment		$595.0
Divested businesses	$(62.7)
Effects of higher resin cost pass-throughs	10.5
The effects of changing foreign currency rates on net sales in Europe and Asia Pacific	19.1
The effects of changing foreign currency rates on net sales in South America	(3.6)
Other	18.3

Total net effect on sales		(18.4)

2004 Net sales—Plastics Packaging segment		$576.6

Segment Operating Profit

        The Company's Segment Operating Profit results (dollars in millions) for the first nine months of 2004 and 2003 are presented in the following table. The Plastics Packaging Segment Operating Profit amounts reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts. In addition, certain Glass Container amounts from prior year have been reclassified to conform to current year presentation. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2004	2003
Glass Containers	$564.8	$516.9
Plastics Packaging	95.3	74.4
Eliminations and other retained items	(71.2)	(65.0)

        Segment Operating Profit of the Glass Containers segment for the first nine months of 2004 increased $47.9 million, or 9.3%, to $564.8 million, compared with Segment Operating Profit of $516.9 million in the first nine months of 2003. In North America, Segment Operating Profit for the first nine months of 2004 decreased $16.9 million from the first nine months of 2003. The benefits of higher selling prices and a more favorable product sales mix were more than offset by a number of unfavorable effects, including: (1) lower production resulting from increased furnace repair activity this year and to control inventories consistent with the Company's working capital goals; (2) increased freight expense reflecting higher diesel fuel costs; and (3) a reduction in pension income. Also contributing to this decline was a 2% decline in unit shipments that was the result of the previously disclosed loss of a beverage customer. This decline in shipments of beverage containers was partially offset by increased shipments of containers for beer, wine, and liquor. The combined U.S. dollar Segment Operating Profit of the segment's operations outside North America increased $64.9 million over the first nine months of 2003. The increase was partially attributed to overall improved pricing in Europe and the Asia Pacific region, improved productivity in South America and Europe as well as increased shipments in South America, Europe and the Asia Pacific region. These increases were partially offset by increased energy costs in Europe and the Asia Pacific region. The Segment Operating Profit contribution from BSN for the first nine months of 2004 includes a reduction in gross profit of $31.1 million related to the impact of the acquisition step-up of BSN finished goods inventory as required by SFAS No. 141.

        The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

2003 Segment Operating Profit—Glass Containers		$516.9
The effects of sales volume, price and mix	$81.7
Additional Segment Operating Profit from BSN businesses	0.5
Increased delivery, warehouse and shipping costs	(16.2)
Higher energy costs	(9.1)
Lower pension income	(18.3)
The effects of changing foreign currency rates on Segment Operating Profit in Europe and Asia Pacific	25.0
The effects of changing foreign currency rates on Segment Operating Profit in South America	(2.9)
Other	(12.8)

Total net effect on Segment Operating Profit		47.9

2004 Segment Operating Profit—Glass Containers		$564.8

        Segment Operating Profit of the Plastics Packaging segment for the first nine months of 2004 increased $20.9 million, or 28.1%, to $95.3 million compared with Segment Operating Profit of $74.4 million in the first nine months of 2003. The increase is primarily attributable to improved productivity and higher unit shipments. These increases were partially offset by higher delivery, warehouse, shipping and other manufacturing costs, as well as lower pension income.

        The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

2003 Segment Operating Profit—Plastics Packaging		$74.7
The effects of improved productivity	$4.4
The effects of increased sales volume	7.5
Increased delivery, warehouse, shipping and other manufacturing costs	(3.8)
Lower pension income	(3.1)
The non-recurrence of a write-off of miscellaneous assets	4.0
Other	11.6

Total net effect on Segment Operating Profit		20.6

2004 Segment Operating Profit—Plastics Packaging		$95.3

        Eliminations and other retained items for the first nine months of 2004 were $6.2 million higher than the first nine months of 2003. A $1.5 million reduction in pension income, higher legal and professional services costs in the first quarter of 2004 resulting in part from compliance with the Sarbanes-Oxley Act of 2002 and higher retention of property and casualty losses were the primary reasons for the increase. These increases were partially offset by lower spending on information systems costs as compared to prior year.

Interest Expense

        Interest expense decreased to $324.4 million for the first nine months of 2004 from $324.9 million for the first nine months of 2003. Interest expense for the first nine months of 2004 included the write-off of finance fees of $2.7 million. Interest expense for the first nine months of 2003 included note repurchase premiums and the write-off of finance fees totaling $14.5 million. Excluding these charges, interest expense increased $11.3 million. The higher interest in 2004 reflects additional interest as a result of higher debt related to the BSN acquisition. Partially offsetting this increase were lower interest expense that was principally the result of savings from the December 2003 repricing of the Secured Credit Agreement and approximately $17 million in interest savings as a result of the Company's fixed-to-floating interest rate swap on a portion of its fixed-rate debt.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the first nine months of 2004 was $22.2 million compared to $16.7 million for the first nine months of 2003. The increase is primarily attributed to higher earnings from the Company's operations in Venezuela and Brazil.

Provision for Income Taxes

        The Company's effective tax rate, for continuing operations, in the first nine months of 2004 was 27.9%, the same as the 27.9% rate for the full year 2003 (excluding separately taxed items).

Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of debt. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and Holland. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 3). In an agreement with the European Commission, the Company committed to divest two plants (located in Barcelona, Spain, and Corsico, Italy) as part of the transaction.

        The acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and costs reduction that will allow the Company to significantly improve the earnings contribution provided by the entire European operations. This integration strategy should lead to significant improvement in earnings by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in one-time charges to operations. The Company is currently in the process of evaluating its capacity in relation to the overall market demand in Europe and may decide to reduce capacity based upon this evaluation.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004, is preliminary and includes $773.5 million in goodwill representing the unallocated portion of the purchase price. The Company expects that a substantial portion of the valuation process will be completed by the end of 2004 and the balance will be completed no later than the second quarter of 2005.

        The Company's third quarter 2004 results include net sales and Segment Operating Profit contributions of approximately $365 million and $0.1 million, respectively, from this newly acquired business. The Company's results for the nine month period ended September 30, 2004, included three full months plus 10 days of BSN operations and include net sales and Segment Operating Profit contributions of approximately $416 million and $0.5 million, respectively, from this newly acquired business. The $0.5 million Segment Operating Profit contribution includes a reduction in gross profit of $31.1 million related to the impact of the acquisition step-up of BSN finished goods inventory as required by FAS No. 141.

        The incremental interest expense included in the Company's third quarter results related to BSN was approximately $26 million.

Discontinued Operations

        On October 7, 2004, the Company announced that it has completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company, a portfolio company of The Blackstone Group.

        Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company's bank credit facility, which was amended to permit the sale.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the Plastics Packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2004 and 2003 as a discontinued operation. As such, the prior periods have been reclassified to conform to this presentation. At September 30, 2004, the assets and liabilities of the blow-molded plastic container business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the Condensed Consolidated Results of Operation for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Net sales	$281.8	$275.1	$858.6	$843.0
Other revenue	2.1	2.4	7.6	7.3

	283.9	277.5	866.2	850.3
Costs and expenses:
Manufacturing, shipping and delivery	235.9	239.1	736.6	725.7
Research, development and engineering	5.6	5.8	15.7	15.9
Selling and administrative	8.4	8.3	21.8	23.2
Interest	17.1	14.9	44.1	44.5
Other	2.2	6.8	22.7	10.0

	269.2	274.9	840.9	819.3

Earnings before items below	14.7	2.6	25.3	31.0
Provision for income taxes	11.4	1.4	15.7	12.7

Net earnings from discontinued operations	$3.3	$1.2	$9.6	$18.3

        The Condensed Consolidated Balance Sheet at September 30, 2004 included the following assets and liabilities of the discontinued operations:

Balance at Sept. 30, 2004
Assets:
Inventories	$139.4
Accounts receivable	131.9
Other current assets	9.5

Total current assets	280.8
Goodwill	149.0
Other long-term assets	72.4
Net property, plant and equipment	699.8

Total assets	$1,202.0

Liabilities:
Accounts payable and other current liabilities	$122.4
Other long-term liabilities	44.8

Total liabilities	$167.2

Capital Resources and Liquidity

        The Company's total debt at September 30, 2004 was $6.59 billion, compared to $5.43 billion at December 31, 2003 and $5.50 billion at September 30, 2003.

        In the first quarter of 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). At September 30, 2004 the Agreement provided for up to $2.7 billion of U.S. dollar borrowings and 52 million of Euro borrowings.

        At September 30, 2004, the Company's subsidiary borrowers had unused credit of $448.6 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2004 was 4.83%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian, European and Canadian subsidiaries, as discussed in Note 10, the weighted average interest rate was 5.10%.

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations (see Note 16), the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement. The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. The Third Amended and Restated Secured Credit Agreement includes a $600 million revolving credit facility and $380 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $275 million B1 term loan, a $230 million C1 term loan, and a 52 million Euro C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was cancelled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        As part of the acquisition of BSN Glasspack (see Note 14), the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes are due August 1, 2009 and have a face amount of 140.0 million Euros and were recorded at the acquisition date at a fair value of 147.7 million Euros. The 9.25% senior subordinated notes are due August 1, 2009 and have a face amount of 160 million Euros and were recorded at the acquisition date at a fair value of 168.0 million Euros.

        Cash provided by continuing operating activities was $532.0 million for the first nine months of 2004 compared to $283.1 million for the first nine months of 2003, an improvement of $248.9 million. Cash required for working capital in the first nine months of 2004 was $207.8 million less than the first nine months of 2003. Inventories in North American glass container operations were lower than prior year as a result of tighter management of inventory levels as part of the Company's overall focus on working capital improvement. Inventory levels in the Australian and European glass container operations, excluding the BSN acquisition, were also lower, as compared to the prior year. These lower inventories along with lower accounts receivable are part of the Company's focus on working capital management to improve cash flow.

        OI Inc. has substantial obligations related to semiannual interest payments on $1.4 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 shares of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments for the nine months ended September 30, 2004 were $150.3 million, down from $157.2 million for the first nine months of 2003. OI Inc. expects that its total asbestos-related payments will be moderately lower in 2004 than 2003. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

        The Company anticipates that cash flow from its operations and from utilization of credit available under the Third Amended and Restated Credit Secured Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis, including payments to OI Inc., described above, for at least the next twelve months.

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed 210 million Euros ($259.0 million USD at September 30, 2004). At September 30, 2004, the Company had $208.4 million USD of receivables that were sold in this program. For the three months ended September 30, 2004, the Company received $389.7 million from the sale of receivables to the fund and paid interest of approximately $1.6 million.

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

Pension Benefit Plans

        The Company recorded pension expense totaling approximately $6.8 million for the first nine months of 2004 and pretax pension credits of $23.4 million for the first nine months of 2003 from its principal defined benefit pension plans. The 2004 decrease in pretax pension credits is attributed to several factors discussed below.

        The determination of pension obligations and the related pension credits involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2003, the weighted average discount rate for all plans was 6.1%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Past performance of the Company's pension plan assets has been particularly volatile in the last four years. Investment returns exceeded 20% during 2003 but were negative in each of the years 2000–2002. The Company refers to average historical returns over longer periods (up to 10 years) in setting its rates of return because short-term fluctuations in market value do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2004, the Company is using a weighted average expected long-term rate of return on pension assets of approximately 8.8% compared to 8.7% for the year ended December 31, 2003. The lower pretax credits to earnings in 2004 are principally attributable to a lower asset base, higher amortization of previous actuarial losses and generally lower discount rates (6.10% for 2004 compared with 6.52% for 2003). Depending on international exchange rates and including BSN, the Company expects to record approximately $11.0 million of pension expense for the full year of 2004, compared with credits to earnings of $29.9 million in 2003.

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

        Even if the fair values of the U.S. plans' assets are less than ABO at December 31, 2004, however, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years. The covenants under the Company's Third Amended and Restated Secured Credit Agreement would not be affected by a reduction in the Company's net worth if a significant charge was taken to write off the prepaid pension assets.

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

        If the results of the October 1, 2004 impairment testing indicate that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2004. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        In the first quarter of 2004, the Company's subsidiary borrowers entered into the Second Amended and Restated Secured Credit Agreement (the "Agreement"). At September 30, 2004 the Agreement provided for up to $2.7 billion of U.S. dollar borrowings and 52 million of Euro borrowings.

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations (see Note 16), the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement. The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. The Third Amended and Restated Secured Credit Agreement includes a $600 million revolving credit facility and a $380 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $275 million B1 term loan, a $230 million C1 term loan and a 52 million Euro C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was cancelled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. Interest on all borrowings under the Third Amended and Restated Secured Credit Agreement is determined by reference to short-term rates.

        All borrowings under the Agreement, with the exception of the Euro C term loan mentioned above, are denominated in U.S. dollars. As described in Note 10 to the financial statements, certain amounts borrowed under the Agreement by foreign subsidiaries have been swapped into the subsidiaries' functional currencies.

        As part of the acquisition of BSN Glasspack (see Note 14), the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes are due August 1, 2009 and have a face amount of 140.0 million Euros and were recorded at the acquisition date at a fair value of 147.7 million Euros. The 9.25% senior subordinated notes are due August 1, 2009 and have a face amount of 160 million Euros and were recorded at the acquisition date at a fair value of 168.0 million Euros.

Forward Looking Statements

        This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc.'s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward-looking statements contained in this document.

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

OWENS-ILLINOIS GROUP, INC.
Date November 9, 2004	By	/s/ MATTHEW G. LONGTHORNE Matthew G. Longthorne Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

QuickLinks

Part I—FINANCIAL INFORMATION
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
CONDENSED CONSOLIDATED BALANCE SHEETS—continued
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED CASH FLOWS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Tabular data dollars in millions
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS