Form 10-K
period 2004-12-31
OWENS ILLINOIS GROUP INC
filed 2005-03-16
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        The number of shares of Common Stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of February 28, 2005 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III Item 14. Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 11, 2005 ("Proxy Statement").

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

        The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with a partially reduced disclosure format which omits the information otherwise required by Item 4, 11, 12 and 13 as permitted under General Instructions I (2)(c) of Form 10-K.

PART I

ITEM 1.    BUSINESS

General Development of Business

        Owens-Illinois Group, Inc. (the "Company"), through its subsidiaries, is the successor to a business established in 1903. The Company is one of the world's leading manufacturers of packaging products (based on sales revenue) and is the largest manufacturer of glass containers in the world, with leading positions in Europe, North America, Asia Pacific and South America. The Company is also a leading manufacturer of health care packaging including plastic prescription containers and medical devices, and plastic closure systems including tamper-evident caps and child-resistant closures, with operations in the United States, Mexico, Puerto Rico, Brazil, Hungary and Singapore.

Strategy and Competitive Strengths

        The Company is pursuing a strategy aimed at leveraging its global capabilities, broadening its market base and focusing on the effective management of working capital and capital spending.

        Our current priorities include the following:

  •
  Achieve successful European integration

  •
  Improve liquidity and reduce leverage

  •
  Build modest growth momentum and broaden market base

  •
  Improve system cost and capital capabilities

  •
  Implement global procurement initiatives

        Our current core competitive strengths are:

  •
  Global leadership in manufacturing glass containers

  •
  Long-standing relationships with industry-leading consumer products companies

  •
  Low-cost production of glass containers

  •
  Technological leadership and innovation

  •
  Worldwide licensee network—glass containers and plastic closures

  •
  Leading health care packaging businesses

  •
  Experienced and motivated management team and work force

        Consistent with its vision to become the world's leading packaging company, the Company has acquired 16 glass container businesses in 22 countries since 1990, including businesses in Europe, North America, Asia Pacific and South America. Through these acquisitions, the Company has enhanced its global presence in order to better serve the needs of its multi-national customers and has achieved purchasing and cost reduction synergies.

Realignment of Business Portfolio

        In 2004, the Company completed two major transactions which significantly realigned its business portfolio:

  •
  On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A., for total consideration of approximately $1.3 billion; and

  •
  On October 7, 2004, the Company completed the Plastics Sale for approximately $1.2 billion.

        The Company has 82 glass manufacturing plants in 22 countries and 24 plastics packaging facilities primarily in the United States.

Technology Leader

        The Company believes it is a technological leader in the worldwide glass container and plastics packaging segments of the rigid packaging market. During the four years ended December 31, 2004, on continuing operations basis, the Company invested more than $1.0 billion in capital expenditures (excluding acquisitions) and more than $219 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

Worldwide Corporate Headquarters

        The principal executive office of the Company is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000. The Company is a wholly owned subsidiary of Owens-Illinois, Inc. ("OI Inc."). OI Inc's website is www.o-i.com and its SEC filings can be obtained from this site at no cost. Copies of the Company's SEC filings may be obtained free of charge by writing to the Company, Attention: Investor Relations.

Financial Information about Product Segments

        Information as to sales, earnings from continuing operations before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries, and cumulative effect of accounting change and excluding amounts related to certain items that management considers not representative of ongoing operations ("Segment Operating Profit"), and total assets by product segment is included in Note 18 to the Consolidated Financial Statements.

Narrative Description of Business

        The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging. Below is a description of these segments and information to the extent material to understanding the Company's business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

        The Company is the largest manufacturer of glass containers in the world. Approximately one of every two glass containers made worldwide is made by the Company, its subsidiaries or its licensees. On a continuing operations basis, worldwide glass container sales represented 88%, 84%, and 84%, of the Company's consolidated net sales for the years ended December 31, 2004, 2003, and 2002, respectively. For the year ended December 31, 2004, the Company manufactured approximately 37% of all glass containers sold by domestic producers in the U.S., making the Company the leading manufacturer of glass containers in the U.S. The Company is the leading glass container manufacturer in 19 of the 22 countries where it competes in the glass container segment of the rigid packaging market and the sole manufacturer of glass containers in 8 of these countries.

Products and Services

        The Company produces glass containers for malt beverages including beer and ready to drink low alcohol refreshers, liquor, wine, food, tea, juice and pharmaceuticals. The Company also produces glass containers for soft drinks, principally outside the U.S. The Company manufactures these products in a wide range of sizes, shapes and colors. As a leader in glass container innovation, the Company is active in new product development.

Customers

        In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market (based on sales revenue). The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world. In the U.S., the majority of customers for glass containers are brewers, wine vintners, distillers and food producers. Outside of the U.S., glass container customers also include soft drink bottlers. The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch, Campbell Soup Co., Coors, Gerber, H.J. Heinz and SABMiller. The largest international glass container customers include (in alphabetical order) Diageo, Foster's, Heineken, InBev, Kronenbourg, Lion Nathan, Molson and SABMiller. The Company is the major glass container supplier to some of these customers.

        The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements. The Company also sells some of its products through distributors. Glass containers are typically scheduled for production in response to customers' orders for their quarterly requirements.

Markets and Competitive Conditions

        The principal markets for glass container products made by the Company are in Europe, North America, Asia Pacific, and South America. The Company believes it is the low-cost producer in the glass container segment of the rigid packaging market in most of the countries in which it competes. Much of this cost advantage is due to proprietary equipment and process technology used by the Company. The Company's machine development activities and systematic upgrading of production equipment in the 1990's and early 2000's have given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

        The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on sales revenue by domestic producers in the U.S., with its sales representing approximately 37% of the glass container segment of the U.S. rigid packaging market for the year ended December 31, 2004. The principal glass container competitors in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.

        In supplying glass containers outside of the U.S., the Company competes directly with Compagnie de Saint-Gobain in Europe and Brazil, Rexam plc and Ardagh plc in the U.K., Vetropak in the Czech Republic and Amcor Limited in Australia. In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Compagnie de Saint-Gobain, Vetropak and Rexam plc. Except as mentioned above, the Company does not compete with any large, multi-national glass container manufacturers in South America or the Asia Pacific region.

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

        The Company's unit shipments of glass containers in countries outside of the U.S. have grown substantially from levels of the early 1990's. The Company has added to its international operations by acquiring glass container companies, many of which have leading positions in growing or established markets, increasing capacity at select foreign subsidiaries, and maintaining the global network of glass container companies that license its technology. In many developing countries, the Company's international glass operations have benefited in the last ten years from increased consumer spending power, a trend toward the privatization of industry, a favorable climate for foreign investment, lowering of trade barriers and global expansion programs by multi-national consumer companies. Due to the weighting of labor as a production cost, glass containers have a cost advantage over plastic and metal containers in developing countries where labor wage rates are relatively low.

        The Company's majority ownership positions in international glass subsidiaries are summarized below:

Subsidiary/Country	Ownership %
ACI Operations Pty. Ltd., Australia	100.0
ACI Operations NZ Ltd., New Zealand	100.0
Avirunion, a.s., Czech Republic	100.0
BSN Glasspack S.A	100.0
Karhulan Lasi Oy, Finland	100.0
OI Canada Corp., Canada	100.0
United Glass Ltd., United Kingdom	100.0
United Hungarian Glass Containers, Kft., Hungary	100.0
Vidrieria Rovira, S.A., Spain	100.0
A/S Jarvakandi Klaas, Estonia	100.0
PT Kangar Consolidated Industries, Indonesia	99.9
AVIR S.p.A., Italy	99.7
Owens-Illinois Polska S.A., Poland	99.4
Owens-Illinois Peru, S.A, Peru.	96.0
Companhia Industrial Sao Paulo e Rio, Brazil	79.4
Owens-Illinois de Venezuela, C.A., Venezuela	74.0
ACI Guangdong Glass Company Ltd., China	70.0
ACI Shanghai Glass Company Ltd., China	80.0
Wuhan Owens Glass Container Company Ltd., China	70.0
Cristaleria del Ecuador, S.A., Ecuador	69.0
Cristaleria Peldar, S. A., Colombia	58.4

        North America.    In addition to the glass container operations in the U.S., the Company's subsidiary in Canada is the sole manufacturer of glass containers in that country.

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

        Europe.    The Company's European glass container business has operations in 11 countries and is the largest in Europe. The Company's subsidiary in France is a leading producer of wine and champagne bottles and is the sole supplier of glass containers to Kronenbourg, France's leading brewer. In Italy, the Company's wholly-owned subsidiary, AVIR, is the leading manufacturer of glass containers and operates 13 glass container plants. The Company's sales in France and Italy accounted for approximately 67% of the Company's total European glass container sales in 2004. In Germany, the

Company's key customers include Kronenbourg and Nestle Europe. In the Netherlands, the Company is one of the leading suppliers of glass containers to Heineken. United Glass, the Company's subsidiary in the U.K., is a leading manufacturer of glass containers for the U.K. spirits business. In Spain, the Company serves the market for olives in the Sevilla area and the market for wine bottles in the Barcelona and southern France area. In Poland, the Company is the leading glass container manufacturer and currently operates two plants. The Company's subsidiary in the Czech Republic, Avirunion, is the leading glass container manufacturer in that country and also ships a portion of its beer bottle production to Germany. In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry. In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers. The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic. Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this growing demand.

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

Manufacturing

        The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass segments in which it competes. Much of this cost advantage is due to the Company's proprietary equipment and process technology. The Company believes its glass forming machines, developed and refined by its engineering group, are significantly more efficient and productive than those used by competitors. The Company's machine development activities and systematic upgrading of production equipment has given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

        Since the early 1990's, the Company has more than doubled its overall glass container labor and machine productivity in the U.S., as measured by output produced per man-hour. By applying its technology and worldwide "best practices" during this period, the Company decreased the number of production employees required per glass-forming machine line in the U.S. by over 35%, and increased the daily output of glass-forming machines by approximately 40%. The Company also operates several machine and mold shops that manufacture high-productivity glass-forming machines, molds and related equipment.

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

Energy

        The Company's glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil, and electrical power. Adequate supplies of energy are generally available to the Company at all of its manufacturing locations. Energy costs typically account for 15-20% of the Company's total manufacturing costs, depending on the factory location and its particular energy requirements. The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas in particularly volatile markets such as North America. In order to limit the effects of fluctuations in market prices for natural gas and fuel oil, the Company uses commodity futures contracts related to its forecasted requirements, principally in North America. The objective of these futures contracts is to reduce the potential volatility in cash flows due to changing market prices. The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts. If energy costs increase substantially in the future, the Company could experience a corresponding increase in operating costs, which may not be fully recoverable through increased selling prices.

Glass Recycling

        The Company is an important contributor to the recycling effort in the U.S. and abroad and continues to melt substantial recycled glass tonnage in its glass furnaces. If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to operate using 100% recycled glass. Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

PLASTICS PACKAGING PRODUCT SEGMENT

        The Company is a leading manufacturer in North America of plastic healthcare containers, plastic closures and plastic prescription containers. The Company also has plastics packaging operations in South America, Europe, Singapore, and Australia. On a continuing operations basis, Plastics Packaging sales represented 12%, 16% and 16% of the Company's consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Manufacturing and Products

        Injection molding is a plastics manufacturing process where plastic resin in the form of pellets or powder is melted and then injected or otherwise forced under pressure into a mold. The mold is then cooled and the product is removed from the mold.

        The Company's health care container unit manufactures injection-molded plastic containers for prescriptions and over-the-counter products. These products are sold primarily to drug wholesalers, major drug chains and mail order pharmacies.

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

        Compression-molding, an alternative to injection-molding which has advantages in high volume applications, is used in manufacturing plastic closures for carbonated soft drink and other beverage closures that require tamper evidence.

Customers

        The Company's largest customers (in alphabetical order) for plastic health care containers and prescription containers include AmeriSourceBergen, Cardinal Health, Eckerd Drug, Johnson & Johnson, McKesson, Merck-Medco, Pfizer, Rite-Aid and Walgreen. The Company's largest customers (in alphabetical order) for plastic closures include Coca-Cola Enterprises, Cott Beverages, Nestle Waters North America, Pepsico and Proctor & Gamble.

        The Company sells most plastic health care containers, prescription containers and closures directly to customers under annual or multi-year supply agreements. These supply agreements typically allow a pass-through of resin price increases and decreases, except for the prescription business. The Company also sells some of its products through distributors.

Markets and Competitive Conditions

        Major markets for the Company's plastics packaging include consumer products and health care products.

        The Company competes with other manufacturers in the plastics packaging segment on the basis of quality, price, service and product design. The principal competitors producing plastics packaging are Amcor, Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company emphasizes proprietary technology and products, new package development and packaging innovation. The plastic closures segment is divided into various categories in which several suppliers compete for business on the basis of quality, price, service and product design.

        In addition to competing with other established manufacturers in the plastics packaging segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and glass containers, on the basis of quality, price, and service. The principal competitors producing metal containers are Crown Cork & Seal Company, Inc., Rexam plc, Ball Corporation and Silgan Holdings Inc. The principal competitors producing glass containers in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass

Container Corporation. The Company also competes with manufacturers of non-rigid packaging alternatives, including blister packs, in serving the packaging needs of health care customers.

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

Suppliers and Raw Materials

        The Company manufactures containers and closures using HDPE, polypropylene, PET and various other plastic resins. The Company also purchases large quantities of batch colorants, corrugated materials and labels. In general, these raw materials are available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to market conditions and other factors.

        Worldwide suppliers of plastic resins used in the production of plastics packaging include Basell, BP Solvay, Chevron Phillips, Dow Chemical, ExxonMobil, and Voridian (formerly Eastman Chemical). Historically, prices for plastic resins have been subject to dramatic fluctuations. However, resin cost pass-through provisions are typical in the Company's supply contracts with its plastics packaging customers.

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

        Domestic suppliers of corrugated materials include Georgia-Pacific, International Paper, Smurfit-Stone Container, Temple-Inland, and Weyerhauser. Historically, prices for corrugated materials have not been subject to dramatic fluctuations, except for temporary spikes or troughs from time to time.

Recycling

        Recycling content legislation, which has been enacted in several states, requires that a certain specified minimum percentage of recycled plastic be included in certain new plastics packaging. The Company has met such legislated standards in part due to its material process technology. In addition, its plastics packaging manufacturing plants also recycle virtually all of the internal scrap generated in the production process.

ADDITIONAL INFORMATION

Technical Assistance License Agreements

        The Company licenses its proprietary glass container technology to 20 companies in 21 countries. In plastics packaging, the Company has technical assistance agreements with 31 companies in 15 countries. These agreements cover areas ranging from manufacturing and engineering assistance, to support in functions such as marketing, sales and administration. The worldwide licensee network provides a stream of revenue to support the Company's development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence. In addition, the Company's technical agreements enable it to apply "best practices" developed by its worldwide licensee network. In the years 2004, 2003 and 2002, the Company earned $21.1 million, $17.5 million and $17.4 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

        The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market. Research, development, and engineering constitute important parts of the Company's technical activities. On a continuing operations bases, research, development, and engineering expenditures were $59.0 million, $64.6 million, and $57.6 million for 2004, 2003, and 2002, respectively. The Company's research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation.

Environmental and Other Governmental Regulation

        The Company's worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2004.

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

        In North America, sales of non-refillable glass beverage bottles and other convenience packages are affected by mandatory deposit laws and other types of restrictive legislation. As of January 1, 2005, there were 11 U.S. states and 8 Canadian provinces with mandatory deposit laws in effect. In Europe, the following countries have some form of mandatory deposit law in effect: Austria, Belgium, Denmark, Finland, Germany, the Netherlands, Norway, Sweden and Switzerland.

        A number of U.S. states and local governments have enacted or are considering legislation to promote curbside recycling and recycled content legislation as alternatives to mandatory deposit laws. Although such legislation is not uniformly developed, the Company believes that U.S. states and local governments may continue to enact and develop curbside recycling and recycling content legislation.

        The Company is unable to predict what environmental legal requirements may be adopted in the future. The Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse affect on the Company's results of operations. The compliance costs associated with environmental legal requirements may continue to result in future additional costs to operations.

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

Employees

        The Company's worldwide operations employed approximately 28,700 persons as of December 31, 2004. Approximately 65% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2004, covered approximately 58% of O-I's union-affiliated employees in North America., will expire on March 31, 2005. In addition, a large number of the Company's employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. O-I considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations and Export Sales

        Information as to net sales, Segment Operating Profit, and assets of the Company's product and geographic segments is included in Note 18 to the Consolidated Financial Statements. Export sales, in the aggregate or by geographic area, were not material for the years 2004, 2003, or 2002.

ITEM 2.    PROPERTIES

        The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2004 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

Glass Containers
North American Operations
United States
Glass Container Plants
Atlanta, GA Auburn, NY Brockway, PA Charlotte, MI Clarion, PA Crenshaw, PA Danville, VA Lapel, IN Los Angeles, CA	Muskogee, OK Oakland, CA Portland, OR Streator, IL Toano, VA Tracy, CA Waco, TX Winston-Salem, NC Zanesville, OH
Machine Shops
Brockway, PA	Godfrey, IL
Canada
Glass Container Plants
Brampton, Ontario Lavington, British Columbia Montreal, Quebec	Scoudouc, New Brunswick Toronto, Ontario
Asia Pacific Operations
Australia
Glass Container Plants
Adelaide Brisbane	Melbourne Sydney
Mold Shop
Melbourne

China
Glass Container Plants
Guangdong Shanghai	Wuhan
Mold Shop
Tianjin
Indonesia
Glass Container Plant
Jakarta
New Zealand
Glass Container Plant
Auckland
European Operations
Czech Republic
Glass Container Plants
Sokolov	Teplice
Estonia
Glass Container Plant
Jarvakandi
Finland
Glass Container Plant
Karhula
France
Glass Container Plants
Beziers Gironcourt Labegude Puy-Guillaume Reims BSN	Vayres Veauche VMC Reims Wingles
Germany
Glass Container Plants
Achern Bernsdorf Dusseldorf	Holzminden Stoevesandt
Hungary
Glass Container Plant
Oroshaza

Italy
Glass Container Plants
Asti Bari (2 plants) Bologna Latina Trapani Napoli	Pordenone Terni Trento (2 plants) Treviso Varese
Mold Shop
Napoli
Glass Recycling Plant
Alessandria
Netherlands
Glass Container Plants
Leerdam Maastricht	Schiedam
Poland
Glass Container Plants
Antoninek	Jaroslaw
Spain
Glass Container Plants
Alcala	Barcelona
United Kingdom
Glass Container Plants
Alloa	Harlow
Sand Plant
Devilla
Machine Shop
Birmingham
South American Operations
Brazil
Glass Container Plants
Rio de Janeiro	Sao Paulo
Machine Shop
Manaus
Silica Sand Plant
Descalvado

Colombia
Glass Container Plants
Envigado Soacha	Zipaquira
Tableware Plant
Buga
Machine Shop
Cali
Silica Sand Plant
Zipaquira
Ecuador
Glass Container Plant
Guayaquil
Peru
Glass Container Plant
Callao
Venezuela
Glass Container Plants
Valencia	Valera
Plastics Packaging
North American Operations
United States
Berlin, OH(1) Bowling Green, OH(2) Brookville, PA Constantine, MI Erie, PA Franklin, IN Greenville, SC	Hamlet, NC Hattiesburg, MS Nashua, NH Rocky Mount, NC Rossville, GA(2) Sullivan, IN Washington, NJ(2)
Puerto Rico
Las Piedras
Asia Pacific Operations
Australia
Adelaide Brisbane Berri	Melbourne Perth Sydney
Singapore
Singapore
European Operations
Hungary
Gyor

South American Operations
Brazil
Sao Paulo
Corporate Facilities
World Headquarters Building Toledo, OH(2)
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

Part II

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2004. The financial data for each of the four years in the period ended December 31, 2004 was derived from the audited consolidated financial statements of the Company. The financial data for the year ended December 31, 2000 was derived from unaudited consolidated financial statements. For more information, see the "Consolidated Financial Statements" included elsewhere in this document.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollar amounts in millions)
Net sales	$6,128.4	$4,975.6	$4,621.2	$4,343.7	$4,513.2
Other revenue(b)	135.0	90.2	110.0	599.2	253.0

	6,263.4	5,065.8	4,731.2	4,942.9	4,766.2
Costs and expenses:
Manufacturing, shipping and delivery(c)	4,918.4	3,967.9	3,572.9	3,359.3	3,533.4
Research, engineering, selling, administrative and other(d)	507.2	656.1	373.6	572.4	709.4

Earnings before interest expense and items below	837.8	441.8	784.7	1,011.2	523.4
Interest expense(e)	474.9	429.8	372.2	360.3	395.2

Earnings from continuing operations before items below	362.9	12.0	412.5	650.9	128.2
Provision for income taxes(f)	73.6	23.8	116.4	266.4	44.0
Minority share owners' interests in earnings of subsidiaries	32.9	25.8	25.5	19.5	20.7

Earnings (loss) from continuing operations before cumulative effect of accounting change	256.4	(37.6)	270.6	365.0	63.5
Net earnings (loss) of discontinued operations	64.0	(660.7)	38.0	(8.4)	8.8
Cumulative effect of accounting change(g)			(460.0)

Net earnings (loss)	$320.4	$(698.3)	$(151.4)	$356.6	$72.3

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$436.0	$391.9	$353.4	$335.9	$404.4
Amortization of goodwill(f)				55.9	58.6
Amortization of intangibles	23.8	21.4	21.5	21.8	17.9
Amortization of deferred finance fees (included in interest expense)	15.0	14.4	16.1	15.0	8.2

	$474.8	$427.7	$391.0	$428.6	$489.1

Balance sheet data (at end of period):
Working capital	$605	$872	$717	$899	$881
Total assets	10,550	9,464	9,789	9,993	10,080
Total debt	5,365	5,426	5,346	5,401	5,850
Share owner's equity	2,040	1,522	2,022	2,322	2,107

  (a)
  Amounts related to the Company's plastic blow-molded container business have been reclassified to discontinued operations as a result of the sale. Amounts for the year ended December 31, 2004 include the results of BSN from the date of acquisition on June 21, 2004.

  (b)
  Other revenue in 2004 includes: (1) a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property, and (2) a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

  Other revenue in 2001 includes: (1) a gain of $457.3 million ($284.4 million after tax) related to the sale of the Harbor Capital Advisors business and (2) gains totaling $13.1 million ($12.0 million after tax) related to the sale of the label business and the sale of a minerals business in Australia.

  (c)
  Amount for 2004 includes a gain of $4.9 million ($3.2 million after tax) from the mark to market effect of certain commodity futures contracts.

  (d)
  Amount for 2004 includes charges of $6.4 million ($5.4 million after tax) for restructuring a life insurance program in order to comply with recent statutory and tax regulation changes.

  Amount for 2003 includes charges totaling $244.2 million ($198.0 million after tax) for the following (1) $50.0 million ($50.0 million after tax) write-down of an equity investment in a soda ash mining operation (2) $43.0 million ($30.1 million after tax) for the write-down of Plastics Packaging assets in the Asia Pacific region; (3) $37.4 million ($37.4 million after tax) for the loss on the sale of long-term notes receivable; (4) $37.4 million ($23.4 million after tax) for the estimated loss on the sale of certain closures assets; (5) $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory; (6) $23.9 million ($17.4 million after tax) for the shutdown of the Perth, Australia glass container factory; (7) $20.1 million ($19.5 million after tax) for the shutdown of the Milton, Ontario glass container factory; and (8) $3.9 million ($2.4 million after tax) for an additional loss on the sale of certain closures assets.

  Amount for 2001 includes charges totaling $133.7 million ($109.2 million after tax and minority share owners' interests) for the following: (1) charges of $66.1 million ($55.3 million after tax and minority share owners' interests) related to restructuring and impairment charges at certain of the Company's international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations; (2) a charge of $31.0 million (pretax and after tax) related to the loss on the sale of the Company's facilities in India; (3) charges of $28.7 million ($18.0 million after tax) related to special employee benefit programs; and (4) a charge of $7.9 million ($4.9 million after tax) related to restructuring manufacturing capacity in the medical devices business.

  In 2000, the Company recorded pretax charges totaling $241.9 million ($167.0 million after tax and minority share owners' interests) for the following: (1) $122.4 million ($77.3 million after tax and minority share owners' interests) related to the consolidation of manufacturing capacity; (2) a net charge of $46.0 million ($28.6 million after tax) related to early retirement incentives and special termination benefits for 350 United States salaried employees;

    (3) $40.0 million (pretax and after tax) related to the impairment of property, plant and equipment at the Company's facilities in India; and (4) $33.5 million ($21.1 million after tax and minority share owners' interests) related principally to the write-off of software and related development costs.

  (e)
  Amount for 2004 includes charges of $28.0 million ($18.3 million after tax) for note repurchase premiums.

  Amount for 2003 includes a charge of $13.2 million ($8.2 million after tax) for note repurchase premiums.

  Amount for 2001 includes a net interest charge of $4.0 million ($2.8 million after tax) related to interest on the resolution of the transfer of pension assets and liabilities for a previous acquisition and divestiture.

  Includes additional interest charges for the write off of unamortized deferred financing fees related to the early extinguishment of debt as follows: 2004-$2.8 million ($1.8 million after tax); 2003-$1.3 million ($0.9 million after tax); 2002-$9.1 million ($5.7 million after tax); 2001-$4.7 million ($2.9 million after tax).

  (f)
  Amount for 2004 includes a benefit of $33.1 million for a tax consolidation in the Australian glass business.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Executive Overview—Year ended December 2004 and 2003

        Net sales of the Glass Containers segment increased $1,183.2 million as a result of the acquisition of BSN, world wide unit shipment volume growth of approximately 2%, generally higher selling prices, a favorable product mix, and stronger foreign exchange rates in the major regions that the Company does business.

        Net sales of the continuing Plastics Packaging segment decreased $30.4 million as a result of lower sales resulting from the divestiture of certain closure assets in the 4th quarter of 2003, the divestiture of a portion of the Asia Pacific plastics business in the 2nd quarter of 2004, and lower shipments of prescription vials in 2004 as compared to 2003 due to the strong flu season in the prior year. These negative effects were partially offset by higher unit shipments of closures.

        Segment Operating Profit of the Glass Containers segment increased by $100.8 million over 2003 as a result of the same principal factors that increased sales. In addition, improved productivity also improved Segment Operating Profit over the prior year, but was partially offset by inflation in the Company's manufacturing and overhead costs.

        Segment Opertating Profit of the Plastics Packaging segment increased by $16.3 million as a result of favorable product sales mix, improved productivity, and the non-recurrence of a third quarter 2003 write-off of miscellaneous assets that were no longer being used.

        Interest expense for continuing operations increased by $45.1 million as a result of the BSN acquisition and from tender offer premiums and the write-off of deferred finance fees related to the refinancing of the BSN Senior Subordinated notes and the early retirement of certain outstanding public obligations of the Company.

        Net earnings from continuing operations increased by $294.0 million over 2003 as a result of the items listed in Segment Operating Profit. During 2004 and 2003, the Company recorded several items that management considers not representative of on going operations. The net after tax effect of these items was an increase in earnings of $38.4 million for 2004 and a decrease in earnings of $207.1 million for 2003.

        The Company completed its acquisition of BSN Glasspack S.A. ("BSN") on June 21, 2004 for a total purchase price of approximately $1.3 billion.

        The Company completed the sale of its blow-molded plastic container operations on October 7, 2004 with total sales proceeds of approximately $1.2 billion.

        The Company's total debt at December 31, 2004 was $5.36 billion or $65.1 million lower than the prior year balance.

        Cash provided by continuing operating activities improved by $220.9 million over the prior year, principally as a result of higher earnings and the Company's focus on working capital reductions and capital efficiency.

Results of Operations—Comparison of 2004 with 2003

Net Sales

        The Company's net sales by segment (dollars in millions) for 2004 and 2003 are presented in the following table. The Plastics Packaging amounts reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts. For further information, see Segment Information included in Note 20 to the Consolidated Financial Statements.

	2004	2003
Glass Containers	$5,366.1	$4,182.9
Plastics Packaging	762.3	792.7

Segment and consolidated net sales	$6,128.4	$4,975.6

        Consolidated net sales for 2004 increased $1,152.8 million, or 23.2%, to $6,128.4 million from $4,975.6 million for 2003.

        Net sales of the Glass Containers segment increased $1,183.2 million, or 28.3%, over 2003.

        In Europe, the Company's largest region, sales increased $939.5 million from 2003. Net sales from the newly acquired BSN business made up $768.6 million of the region's increase. Stronger currency rates against the U.S. dollar for the European currencies also contributed to the sales growth. Unit volumes for the previously owned European businesses were up 2.8% overall with strong growth in the food, beverage and spirit markets.

        In North America, sales for 2004 were $47.2 million higher than sales in 2003. The higher sales resulted principally from increased selling prices and improved product sales mix as unit shipments declined by about 2% overall. The decrease in unit shipments was more than accounted for by the previously disclosed loss of a beverage container customer. Shipments of beer and malt beverage containers increased by approximately 4.8% over 2003, primarily due to the increase in business from a significant malt beverage customer. Shipments of containers for wine and spirits were also higher for 2004; however shipments of containers for tea, juice and other beverages were lower.

        In the Asia Pacific region, sales increased $117.7 million from 2003 principally due to unit volumes that were up 2.9% overall resulting from strong growth in beer, wine and low alcohol refreshers partially offset by lower shipments of food containers.

        In South America, sales increased $78.8 million principally as a result of glass container shipments increasing by more than 5% led by strong growth in the beer and beverage markets. Unit growth was significantly affected by lower exports to North America as a result of the loss of a previously disclosed beverage customer. Excluding the loss of those shipments, overall volume growth in South America was approximately 15%.

        The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

2003 Net sales—Glass Containers segment		$4,182.9
Additional sales from BSN businesses	$768.6
The effects of sales volume, price and mix	257.5
The effects of changing foreign currency rates on net sales	172.1
Other	(15.0)

Total net effect on sales		1,183.2

2004 Net sales—Glass Containers segment		$5,366.1

        Net sales of the Plastics Packaging segment decreased $30.4 million, or 3.8%, from 2003. The lower sales primarily reflect the absence of sales from the closure assets divested in the fourth quarter of 2003 and the Asia Pacific plastic operations that were divested in the second quarter of 2004. In addition, sales of containers for prescription packaging were adversely affected due to a milder flu season in December 2004 compared to December 2003. Increased resin prices passed through to customers and stronger currencies in Europe, Brazil and the Asia Pacific region partially offset these reductions.

        The change in net sales for the Plastics Packaging segment can be summarized as follows (dollars in millions):

2003 Net sales—Plastics Packaging segment		$792.7
Divested businesses	$(95.7)
Effects of higher resin cost pass-throughs	24.1
The effects of changing foreign currency rates on net sales	21.0
The effects of sales volume, price and mix	9.7
Other	10.5

Total net effect on sales		(30.4)

2004 Net sales—Plastics Packaging segment		$762.3

Segment Operating Profit

        The Company's Segment Operating Profit results (dollars in millions) for 2004 and 2003 are presented in the following table. The Plastics Packaging Segment Operating Profit amounts reflect the continuing operations, and therefore the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts. In addition, certain Glass Container amounts from prior years have been reclassified to conform to current year presentation. For further information, see Segment Information included in Note 18 to the Consolidated Financial Statements.

	2004	2003
Glass Containers	$759.6	$658.8
Plastics Packaging	115.0	98.7
Eliminations and other retained items	(102.2)	(91.9)

        Segment Operating Profit of the Glass Containers segment for 2004 increased $100.8 million, or 15.3%, to $759.6 million, compared with Segment Operating Profit of $658.8 million for 2003.

        In Europe, Segment Operating Profit for 2004 increased $60.4 million over 2003. The newly acquired BSN business contributed $27.6 million of the increase. Stronger currency rates against the U.S. dollar for the European currencies also contributed to the growth in Segment Operating Profit. In addition, higher unit shipments over 2003 in combination with improved pricing and improved productivity also contributed to the growth. These increases were partially offset by higher energy costs. The Segment Operating Profit contribution from BSN for 2004 includes a reduction in gross profit of $31.1 million related to the impact of the acquisition step-up of BSN finished goods inventory as required by FAS No. 141.

        In North America, Segment Operating Profit for 2004 increased $5.7 million over 2003. The benefits of higher selling prices and a more favorable product sales mix were the principal reasons for the increase. These increases were partially offset by a number of unfavorable effects, including: (1) lower production to control inventories consistent with the Company's working capital goals; (2) increased freight expense reflecting higher diesel fuel costs; and (3) a reduction in pension income. Also contributing to this decline was a 2% decline in unit shipments that was the result of the previously disclosed loss of a beverage customer. This decline in shipments of beverage containers was partially offset by increased shipments of containers for beer, wine, and liquor.

        In the Asia Pacific region, Segment Operating Profit for 2004 increased $11.8 million over 2003. The effects of overall improved pricing as well as increased unit shipments were partially offset by higher energy costs. The increased unit shipments primarily relate to higher shipments in Australia for containers for wine and beer and increased shipments in New Zealand.

        In South America, Segment Operating Profit for 2004 increased $22.9 million over 2003. The increase is primarily attributed to increased unit shipments during the year. Unit shipments were higher in Venezuela where shipments increased 30% over prior year and in Ecuador where shipments increased 34% over prior year. In addition to higher unit shipments, the increase is also attributed to a better product sales mix in Brazil as the sales mix moved away from lower margin exports.

        The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

2003 Segment Operating Profit—Glass Containers		$658.8
The effects of sales volume, price and mix	$107.3
Additional Segment Operating Profit from BSN businesses	27.6
The effect of changing foreign currency rates on Segment Operating Profit	27.0
Improved productivity and other manufacturing costs	3.7
Lower pension income	(25.2)
Higher energy costs	(22.8)
Increased warehouse and other manufacturing costs	(18.8)
Other	2.0

Total net effect on Segment Operating Profit		100.8

2004 Segment Operating Profit—Glass Containers		$759.6

        Segment Operating Profit of the Plastics Packaging segment for 2004 increased $16.3 million, or 16.5%, to $115.0 million compared to Segment Operating Profit of $98.7 million for 2003. The increase is primarily attributable to improved productivity and higher unit shipments. Also contributing to this increase was the non-recurrence of the third quarter of 2003 write-off of miscellaneous assets that were no longer being utilized. These increases were partially offset by higher delivery, warehouse, shipping and other manufacturing costs, as well as lower pension income.

        The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

2003 Segment Operating Profit—Plastics Packaging		$98.7
The effects of price,mix, sales volume and production volume	$7.4
The effect of improved productivity	7.0
The non-recurrence of a write-off of miscellaneous assets	4.0
Increased delivery, warehouse, shipping and other manufacturing costs	(3.6)
Lower pension income	(0.7)
Other	2.2

Total net effect on Segment Operating Profit		16.3

2004 Segment Operating Profit—Plastics Packaging		$115.0

        Eliminations and other retained items for 2004 were $10.3 million higher than for 2003. A reduction in pension income, higher legal and professional services costs in 2004 resulting in part from compliance with the Sarbanes-Oxley Act of 2002 and higher retention of property and casualty losses were the primary reasons for the increase. These increases were partially offset by lower spending on information systems costs as compared to prior year.

Interest Expense

        Interest expense increased to $474.9 million in 2004 from $429.8 million in 2003. Interest expense for 2004 included charges of $28.0 million for note repurchase premiums and $2.8 million for the write-off of unamortized finance fees related to debt that was repaid prior to its maturity. Interest expense for 2003 included charges of $13.2 million for note repurchase premiums and related write-off of unamortized finance fees and $1.3 million for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. Exclusive of these items in both years, interest expense for 2004 was $28.8 million higher than in 2003. The higher interest in 2004 reflects additional interest as a result of higher debt related to the BSN acquisition. Partially offsetting this increase were lower interest expense that was principally the result of savings from the December 2003 repricing of the Secured Credit Agreement and approximately $21 million in interest savings as a result of the Company's fixed-to-floating interest rate swap on a portion of its fixed-rate debt.

Provision for Income Taxes

        The Company's effective tax rate from continuing operations for 2004 was 20.3%. Excluding the effects of items excluded from Segment Operating Profit discussed above, the additional interest charges for early retirement of debt and a tax benefit on an Australian tax consolidation, the Company's effective tax rate from continuing operations for 2004 was 26.9%. The Company's effective tax rate from continuing operations for 2003 was 198.3%. Excluding the effects of items excluded from Segment Operating Profit discussed above and the additional interest charges for early retirement of debt, the Company's effective tax rate from continuing operations for 2003 was 27.9%. The lower effective tax rate in 2004 is principally due to a favorable change in the global mix of earnings.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for 2004 was $32.9 million compared to $25.8 million for 2003. The increase in 2004 is primarily due to higher earnings for the Company's subsidiaries in Venezuela, Colombia, and Italy.

Earnings from Continuing Operations

        For 2004, the Company recorded earnings from continuing operations of $256.4 million compared to a loss from continuing operations of $37.6 million for the year ended December 31, 2003. The aftertax effects of the items excluded from Segment Operating Profit, the additional interest charges discussed above and the tax benefit on the Australian tax consolidation, increased or decreased earnings in 2004 and 2003 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description
	2004	2003
Gain on the sale of certain real property	$14.5	$—
Gain on a restructuring in the Italian Specialty Glass business	13.1
Gain from the mark to market effect of certain commodity futures contracts	3.2
A benefit for a tax consolidation in the Australian glass business	33.1
Note repurchase premiums and write-off of finance fees	(20.1)	(9.1)
Life insurance restructuring charge	(5.4)
Write-down of equity investment		(50.0)
Write-down of Plastics Packaging assets in the Asia Pacific region		(30.1)
Loss on the sale of long-term notes receivable		(37.4)
Loss on the sale of certain closures assets		(25.8)
Shutdown of the Milton, Ontario glass container factory		(19.5)
Shutdown of the Hayward, California glass container factory		(17.8)
Shutdown of the Perth, Australia glass container factory		(17.4)

Total	$38.4	$(207.1)

Executive Overview—Years ended December 2003 and 2002

        For the year ended December 31, 2003, the Company reported a loss from continuing operations of $37.6 million, or $308.2 million higher than the year ended December 31, 2002 loss from continuing operations before cumulative effect of accounting change of $270.6 million.

        The following items reduced 2003 results as compared to 2002 results:

  •
  The write-down of plastics packaging assets in the Asia Pacific region that reduced earnings by $30.1 million ($43.0 million pretax)

  •
  The loss on the sale of long-term notes receivable that reduced earnings by $37.4 million ($37.4 million pretax)

  •
  The loss on the sale of certain closure assets that reduced earnings by $25.8 million ($41.3 million pretax)

  •
  The shutdown of three glass container factories in Hayward, California, Milton, Ontario and Perth, Australia that reduced earnings by $54.7 million ($72.5 million pretax).

  •
  The write-down of an equity investment that reduced earnings by $50.0 million ($50.0 million pretax)

  •
  Also affecting the 2003 results were the effects of higher natural gas costs, reduced pension income, continued price pressure in certain of the Company's Plastics Packaging business, a national strike in Venezuela that lasted from December of 2002 until early 2003 and higher interest expense as further discussed below.

        The 2003 results were increased as compared to the 2002 results by higher unit prices in most of the Company's Glass Container segment, higher unit shipments of closures and the effects of changing foreign currency rates.

        A net loss of $698.3 million for 2003 includes a loss from discontinued operations of $660.7 million reflecting an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit. A net loss of $151.4 million for 2002 reflects earnings from discontinued operations of $38.0 million and a cumulative effect of accounting change of $460.0 million.

Results of Operations—Comparison of 2003 with 2002

Net Sales

        The Company's net sales by segment (dollars in millions) for 2003 and 2002 are presented in the following table. The Plastics Packaging amounts reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified from the 2003 and 2002 amounts. For further information, see Segment Information included in Note 20 to the Consolidated Financial Statements.

	2003	2002
Glass Containers	$4,182.9	$3,875.2
Plastics Packaging	792.7	746.0

Segment and consolidated net sales	$4,975.6	$4,621.2

        Consolidated net sales for 2003 increased $354.4 million, or 7.7%, to $4,975.6 million from $4,621.2 million for 2002.

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

        The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

2002 Net sales — Glass Containers segment		$3,875.2
The effects of sales volume, price and mix	$101.6
The effects of the national strike in Venezuela	(20.9)
The effects of changing foreign currency rates on net sales in Europe, Asia Pacific and Canada	271.7
The effects of changing foreign currency rates on net sales in South America	(29.3)
Other	(15.4)

Total net effect on sales		307.7

2003 Net sales — Glass Containers segment		$4,182.9

        Net sales of the Plastics Packaging segment increased $46.7 million, or 6.3%, over 2002. Unit shipments increased by approximately 10.9% overall, led by increased shipments of closures for beverages, food, juices and healthcare. These increases were offset by lower selling prices in most of the segment's businesses and the absence of sales from the closure assets divested in November of 2003. The effects of higher resin cost pass-throughs increased sales for 2003 by approximately $19.7 million compared with 2002.

        The change in net sales for the Plastics Packaging segment can be summarized as follows (dollars in millions):

2002 Net sales — Plastics Packaging segment		$746.0
The effect of sales volume, price and mix	$17.8
Divested businesses	(15.3)
Effects of higher resin cost pass-throughs	19.7
The effects of changing foreign currency rates on net sales the Asia Pacific region	26.4
Other	(1.9)

Total net effect on sales		46.7

2003 Net sales — Plastics Packaging segment		$792.7

Segment Operating Profit

        The Company's Segment Operating Profit results (dollars in millions) for 2003 and 2002 are presented in the following table. The Plastics Packaging Segment Operating Profit amounts reflect the continuing operations, and therefore the results of the discontinued operations have been reclassified from the 2003 and 2002 amounts. In addition, certain Glass Container amounts from prior years have been reclassified to conform to current year presentation. For further information, see Segment Information included in Note 18 to the Consolidated Financial Statements.

	2003	2002
Glass Containers	$658.8	$709.0
Plastics Packaging	98.7	136.0
Eliminations and other retained items	(91.9)	(83.1)

        Segment Operating Profit of the Glass Containers segment for 2003 decreased $50.2 million, or 7.1%, to $658.8 million, compared with Segment Operating Profit of $709.0 million for 2002. In North America, Segment Operating Profit for 2003 decreased $107.7 million from 2002. The decrease resulted from higher energy costs of $45.5 million, lower pension income of approximately $32 million and lower unit shipments, particularly beer containers, resulting primarily from overall cool and damp weather conditions in the United States and Canada during the spring and summer, partially offset by higher unit pricing compared to 2002. The Company also took extended Thanksgiving and Christmas shutdowns at its U.S. factories to reduce inventory. The combined U.S. dollar Segment Operating Profit of the segment's operations outside North America increased $57.5 million over 2002. The increase was attributed to increased unit shipments, improved productivity, and higher prices in the European businesses (principally in Italy and the United Kingdom), higher pricing in South America and the Asia Pacific region and increased shipments in Brazil. These increases were partially offset by increased energy costs totaling $34.9 million in Europe, South America and the Asia Pacific region, a less favorable sales mix in the Asia Pacific region, lower unit shipments throughout most of South America, except Brazil, and the effects of a national strike in Venezuela that began in early December 2002. The strike caused energy supply curtailments that forced the Company to temporarily idle its two plants in the country, adversely affecting Segment Operating Profit by approximately $10 million. The effects of the strike primarily impacted the first quarter of 2003. In addition, the effects of changing foreign currency exchange rates increased reported U.S. dollar Segment Operating Profit of the segment's operations in Europe and the Asia Pacific region by approximately $43 million and decreased reported U.S. dollar Segment Operating Profit of the segment's operations in South America by approximately $6 million.

        The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

2002 Segment Operating Profit — Glass Containers		$709.0
The effects of sales volume, price and mix	$64.4
Increased warehouse and other manufacturing costs	(24.4)
Higher energy costs	(80.4)
Lower pension income in North America	(31.9)
Lower pension income in Europe and the Asia Pacific region	(7.2)
The effects of the national strike in Venezuela	(10.1)
The effects of changing foreign currency rates on Segment Operating Profit in Europe and Asia Pacific	42.6
The effects of changing foreign currency rates on Segment Operating Profit in South America	(5.9)
Other	2.7

Total net effect on Segment Operating Profit		(50.2)

2003 Segment Operating Profit — Glass Containers		$658.8

        Segment Operating Profit of the Plastics Packaging segment for 2003 decreased $37.3 million, or 27.4%, to $98.7 million compared to Segment Operating Profit of $136.0 million for 2002. Unit shipments increased by approximately 10.9% overall, led by increased shipments of closures for beverages, food, juices and healthcare. However, the change in product mix and lower selling prices for most of the segment's businesses more than offset the effects of increased shipments. Other factors that unfavorably affected Segment Operating Profit in 2003 compared to 2002 were: (1) reduced Segment Operating Profit of $14.5 million for the segment's advanced technology systems business, as a major customer discontinued production in the U.S. and relocated that production to Singapore; (2) the write-off of $4.0 million of miscellaneous assets that were no longer being utilized and (3) lower pension income of approximately $4.4 million.

        The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

2002 Segment Operating Profit — Plastics Packaging		$136.0
The effects of price and volume	$(7.5)
Increased delivery, warehouse, shipping and other manufacturing costs	(5.5)
Lower pension income	(4.4)
Effects of a customer relocating to Singapore	(14.5)
The write-off of miscellaneous assets	(4.0)
Other	(1.4)

Total net effect on Segment Operating Profit		(37.3)

2003 Segment Operating Profit — Plastics Packaging		$98.7

        Eliminations and other retained items for 2003 were $8.8 million higher than for 2002. The principal reasons for the higher costs were: (1) $4.6 million reduction in pension income; (2) the write-off of software initiatives that the Company decided not to pursue; and (3) accelerated amortization of certain information system assets scheduled for replacement in 2004.

        Consolidated Segment Operating Profit for 2003 was $665.6 million and excluded the following: (1) a charge of $50.0 million for the write-down of an equity investment in a soda ash mining operation; (2) a charge of $43.0 million for the write-down of Plastics Packaging assets in the Asia

Pacific region; (3) a loss of $41.3 million on the sale of certain closures assets; (4) a loss of $37.4 million from the sale of long-term notes receivable; and (5) capacity curtailment charges totaling $72.5 million which includes $28.5 million for the permanent closure of the Hayward, California glass container factory, $23.9 million for the shutdown of the Perth, Australia glass container factory and $20.1 million for the shutdown of the Milton, Ontario glass container factory. These items, which are all discussed further below, were excluded from Segment Operating Profit because management considered them not representative of ongoing operations. Consolidated Segment Operating Profit for 2002 was $761.9 million.

Interest Expense

        Interest expense increased to $429.8 million in 2003 from $372.2 million in 2002. Interest expense for 2003 included charges of $13.2 million for note repurchase premiums and related write-off of unamortized finance fees and $1.3 million for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. Interest expense for 2002 included a charge of $9.1 million for early extinguishment of debt which was reclassified from extraordinary items as required by FAS No. 145. For more information, see Note 16 to the Consolidated Financial Statements. Exclusive of these items in both years, interest expense for 2003 was $52.2 million higher than in 2002. The higher interest expense in 2003 was mainly due to the issuance of fixed rate notes totaling $1.625 billion in 2002 and $900 million in May 2003. The proceeds from the notes were used to repay lower cost, variable rate debt borrowed under the Company's secured credit agreement. Higher debt levels in 2003 also contributed to the increase. Lower interest rates in 2003 on the Company's remaining variable rate debt partially offset the increase.

Provision for Income Taxes

        The Company's effective tax rate from continuing operations for 2003 was 198.3%. Excluding the effects of items excluded from Segment Operating Profit discussed above and the additional interest charges for early retirement of debt, the Company's effective tax rate from continuing operations for 2003 was 27.9%. The Company's effective tax rate from continuing operations for 2002 was 28.2%. Excluding the effects of items excluded from Segment Operating Profit discussed above and the additional interest charges for early retirement of debt, the Company's effective tax rate from continuing operations for 2002 was 28.4%. The lower effective tax rate in 2003 is principally due to a change in Italian tax laws, including a rate decrease that was enacted late in the fourth quarter of 2003.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for 2003 was $25.8 million compared to $25.5 million for 2002.

Earnings from Continuing Operations

        For 2003, the Company recorded a net loss from continuing operations of $37.6 million compared to earnings from continuing operations before cumulative effect of accounting change of $270.6 million for the year ended December 31, 2002. The aftertax effects of the items excluded from Segment

Operating Profit and the additional interest charges discussed above, increased or decreased earnings in 2003 and 2002 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description
	2003	2002
Write-down of equity investment	$(50.0)	$—
Write-down of Plastics Packaging assets in the Asia Pacific region	(30.1)
Loss on the sale of long-term notes receivable	(37.4)
Loss on the sale of certain closures assets	(25.8)
Shutdown of the Milton, Ontario glass container factory	(19.5)
Shutdown of the Hayward, California glass container factory	(17.8)
Shutdown of the Perth, Australia glass container factory	(17.4)
Note repurchase premiums and write-off of finance fees	(9.1)	(5.7)

Total	$(207.1)	$(5.7)

Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the Acquisition. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 5). In order to secure the European Commission's approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants. The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

        The Acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and cost reductions. This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in additional charges to operations. As of December 31, 2004, the Company has determined to reduce capacity in one of the acquired plants. During the first half of 2005, the Company expects to conclude the evaluation of its acquired capacity.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at December 31, 2004, is preliminary and includes €577.6 million ($786.6 million at December 31, 2004 exchange rate) of goodwill representing the unallocated portion of the purchase price. The Company expects that the valuation process will be completed no later than the second quarter of 2005. The accompanying Condensed Consolidated Results of Operations for the year ended December 31, 2004, included six months and ten days of BSN operations.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed (dollars in millions):

June 21, 2004
Inventories	$294.7
Accounts receivable	197.8
Other current assets (excluding cash acquired)	31.8

Total current assets	524.3
Goodwill	696.0
Other long-term assets	121.5
Net property, plant and equipment	670.9

Assets acquired	$2,012.7
Accounts payable and other current liabilities	(410.6)
Other long-term liabilities	(334.6)

Aggregate purchase costs	$1,267.5

        The assets above include $71.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 8 to 12 years. The liabilities above include $72.7 million for the initial estimated costs of certain actions discussed above, substantially all of which relates to employee termination costs and related fringe benefits.

Discontinued Operations

        On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

        Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company's bank credit facility, which was amended to permit the sale. The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business. Because the level of working capital declined during the several months prior to closing, primarily due to seasonal factors, the Company expects that an amount will be payable to Graham Packaging under this price adjustment provision. The process for determining the amount payable to Graham Packaging has not been completed, however, the Company expects that it will not have a material effect upon results of operations or cash flows.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the years ended December 31, 2004, 2003 and 2002 as a discontinued operation. Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds. Amounts for the prior periods have been reclassified to conform to this presentation.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Revenues:
Net sales	$875.3	$1,083.4	$1,019.2
Other revenue	7.7	9.0	9.7

	883.0	1,092.4	1,028.9
Costs and expenses:
Manufacturing, shipping and delivery	754.6	949.3	840.5
Research, development and engineering	16.0	20.2	22.4
Selling and administrative	23.7	33.8	30.7
Interest	45.1	60.8	64.9
Other	22.9	681.0	6.7

	862.3	1,745.1	965.2

Earnings (loss) before items below	20.7	(652.7)	63.7
Provision for income taxes	27.1	8.0	25.7
Gain on sale of discontinued operations	70.4

Net earnings (loss) from discontinued operations	$64.0	$(660.7)	$38.0

        Other costs and expenses for the year ended December 31, 2003 includes an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit, all of which was attributable to the discontinued operations.

        The sale of the blow-molded plastic business resulted in a substantial capital loss, primarily related to previous goodwill write downs that were not deductible when recorded. The gain on the sale of discontinued operations of $70.4 million includes a credit for income taxes of $39.7 million, representing the tax benefit from offsetting a portion of the loss against otherwise taxable capital gains.

        The condensed consolidated balance sheet at December 31, 2003 included the following assets and liabilities related to the discontinued operations (dollars in millions):

Balance at December 31, 2003
Assets:
Inventories	$155.0
Accounts receivable	112.1
Other current assets	14.8

Total current assets	281.9
Goodwill	151.1
Other long-term assets	79.2
Net property, plant and equipment	729.2

Total assets	$1,241.4

Liabilities:
Accounts payable and other current liabilities	$103.0
Other long-term liabilities	64.0

Total liabilities	$167.0

2004 Non-operational Items

Mark to Market of Hedge Contracts

        The Company uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months.

        As discussed further below, prior to December 31, 2004, the Company accounted for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that was designated as, and met the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that was deemed to be ineffective was recognized in current earnings.

        During the fourth quarter of 2004, the Company determined that the commodity futures contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The total unrealized pretax gain recorded in 2004 was $4.9 million ($3.2 million after tax). This change had no effect upon the Company's cash flows.

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

        During 2004, the Company completed the sale of a portion of this business and is continuing to evaluate prospective buyers for the remaining businesses. The Company does not expect to record any further material losses related to this business.

2003 Non-operational Items

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

        The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company's workforce. The Company expects that a substantial portion of the closing costs will be paid out by the end of 2005.

        In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

        The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company's workforce. The Company expects that the majority of the closing costs will be paid out by the end of 2005.

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

        The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The majority of the closing costs were paid out by the end of 2004.

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

        The Company's decision to sell its assets related to the production of plastic trigger sprayers and finger pumps was consistent with its objectives to improve liquidity and to focus on its core businesses.

Write-down of Equity Investment

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

Capital Resources and Liquidity

Current and Long-Term Debt

        The Company's total debt at December 31, 2004 was $5.36 billion, compared to $5.43 billion at December 31, 2003. The decrease in the total debt from 2003 to 2004 was primarily the result of increased cash provided by operating activities, as discussed further below, partially offset by higher capital spending as a result of the Company's announced investment in a new glass container manufacturing plant in the U.S. The 2004 debt was also affected by several large transactions during the year. The June 21, 2004 acquisition of BSN Glasspack discussed above increased debt by $1.360 billion and the October 7, 2004 divestiture of the blow-molded plastic container business discussed above reduced debt by $1.191 billion. In addition, on October 13, the Company received $81.8 million in cash proceeds from the sale of its 20% equity interest in Consol Limited of South Africa, which was used to further reduce outstanding term debt. In 2004, the Company also incurred debt of $105.4 million for finance fees and repurchase premiums related to the financing of the BSN acquisition, the refinancing of the BSN Senior Subordinated Notes and the refinancing of OI Inc's Senior Notes due 2005.

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations, the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the "Agreement"). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. At December 31, 2004, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $315.0 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $226.8 million B1 term loan, and $190.6 million C1 term loan, and a €47.5 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was canceled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        At December 31, 2004, the Company's subsidiary borrowers had unused credit of $404.8 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Third Amended and Restated Secured Credit Agreement at December 31, 2004 was 5.09%. Including the effects of cross-currency swap agreements related to borrowings under the Third Amended and Restated Secured Credit Agreement by the Company's Australian, European and Canadian subsidiaries, as discussed in Note 8, the weighted average interest rate was 5.40%.

        The Third Amended and Restated Secured Credit Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Third Amended and Restated Secured Credit Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum fixed charge coverage ratios, maximum leverage ratios and specified capital expenditure tests.

        As part of the BSN Acquisition, the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes were due August 1, 2009 and had a face amount of €140.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €147.7 million. The 9.25% senior subordinated notes were due August 1, 2009 and had a face amount of €160.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €168.0 million. The majority of these notes were repurchased in the fourth quarter of 2004 as discussed below.

        During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million. The notes bear interest at 6.75%, and are due December 1, 2014. Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries. The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes. The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of OI Inc's $350.0 million 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009. As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $28.3 million for note repurchase premiums and the related write-off of unamortized finance fees.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450.0 million and Senior Notes totaling $450.0 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the previously issued 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880.0 million to purchase in a tender offer $263.5 million of OI Inc.'s $300.0 million 7.85% Senior Notes due 2004 and repay borrowings under the previous credit agreement. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million, of which $2.3 million was allocated to discontinued operations, for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        The Senior Secured and Senior Notes that were issued during the past three years were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt, as well as refinance existing fixed rate debt that was nearing maturity. While this strategy extended the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt. The Company does not intend to continue to refinance variable rate debt with new fixed rate issuances, but will continue to issue long-term fixed rate debt in order to repay existing fixed rate debt that is nearing maturity.

Cash Flows

        For 2004, cash provided by continuing operating activities was $718.3 million compared with $497.4 million for 2003, an improvement of $220.9. Cash provided by the change in components of working capital for 2004 was $180.9 million compared to a use of cash of $40.5 million for 2003. Inventories in North American glass container operations were lower than prior year as a result of tighter management of inventory levels as part of the Company's overall focus on working capital improvement. Inventory levels in the Australian and European glass container operations, excluding the BSN Acquisition, were also lower, as compared to the prior year. These lower inventories along with lower accounts receivable, excluding the BSN acquisition and changes in foreign currency rates, are part of the Company's focus on working capital management to improve cash flow.

        For the year ended December 31, 2004, the Company paid $548.8 million in cash interest, including note repurchase premiums, compared with $458.8 million, including note repurchase premiums, for 2003. The increase in cash interest paid is primarily due to the additional interest related to the BSN acquisition. The interest expense related to the divested blow-molded plastic container business has been reclassified to discontinued operations. This increase was partially offset by lower overall interest rates from the December 2003 repricing of the Agreement and from interest savings resulting from the Company's fixed-to-floating interest rate swap program, as discussed further below, which reduced interest expense by approximately $21 million.

        OI Inc. has substantial obligations related to semiannual interest payments on $1.2 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments for 2004 were $190.1 million down from $199.0 million for 2003. OI Inc. expects that its total asbestos-related payments will be moderately lower in 2005 compared to 2004. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

        For 2004, the Company's capital spending for additions to property, plant and equipment (continuing operations) was $436.7 million compared with $344.4 million for 2003. The increase is principally related to capital spending at the acquired BSN facilities and the new glass container plant being built in Windsor, Colorado. The Company continues to focus on reducing capital spending and improving its return on invested capital by improving capital efficiency. The Company expects to reduce its capital spending on existing facilities during 2005 by limiting the number of expansion projects and only undertaking projects with relatively short payback periods.

        For 2004, the Company received proceeds of $1,430.9 million from divestitures and other asset sales compared with $66.7 million in 2003. Included in 2004 were the following items (dollars in millions):

Sale of the blow-molded plastics business	$1,191.0
Sale of the 20% investment in Consol Glass	81.8
Restructuring in the Italian Specialty Glass business	42.4
Sale of a portion of the Australian plastics business	53.4
Sale of certain real property	25.2
Other asset sales	37.1

Total proceeds from divestitures and other asset sales	$1,430.9

        Included in 2003 was approximately $44 million from the divestiture of certain closures assets as discussed above.

        The Company paid $34.4 million in finance fees in 2004 for the issuance of Senior Notes as well as the refinancing of the Agreement. During 2004, the Company also paid and expensed $28.0 million of tender offer premiums. For 2003, the Company paid $44.5 million in finance fees related to the issuance of the Senior Secured and Senior Notes discussed above as well as the refinancing of the Agreement. During 2003, the Company also paid and expensed $13.2 million of tender offer premiums.

        For 2004, the Company paid $25.9 million related to debt hedging activity compared to $123.1 million in 2003. As discussed further below, the Company's strategy is to use currency and interest rate swaps to convert U.S. dollar borrowings by the Company's international subsidiaries, principally in Australia, into local currency borrowings. The decrease from prior year is largely due to a significantly smaller decline in the U.S. dollar against the foreign currencies during 2004 as well as lower amounts that were hedged during the year.

        The Company anticipates that cash flow from its operations and from utilization of credit available under the Third Amended and Restated Secured Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis including payments to OI Inc., described above.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following information summarizes the Company's significant contractual cash obligations at December 31, 2004 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$5,342.7	$173.3	$700.8	$1,729.2	$2,739.4
Capital lease obligations	3.6	1.0	1.0	0.8	0.8
Operating leases	270.6	88.5	105.9	51.5	24.7
Contractual purchase obligation	50.5	39.7	10.8
Interest	2,697.4	411.7	799.1	660.9	825.7
Pension benefit plan contributions	37.3	37.3
Postretirement benefit plan benefit payments	243.5	32.3	47.6	46.1	117.5

Total contractual cash obligations	$8,645.6	$783.8	$1,665.2	$2,488.5	$3,708.1

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$165.1	$165.1
Guarantees	9.0				$9.0

Total commercial commitments	$174.1	$165.1	$—	$—	$9.0

Accounts Receivable Securitization Program

        As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services. The program was entered into by BSN in order to provide lower interest costs on a portion of its financing. In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the "fund") created in accordance with French Law. This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales ("GTI") and managed by GTI, provides for an aggregate securitization volume of up to €210 million.

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed €210 million ($286.0 million at December 31, 2004). At December 31, 2004, the Company had $207.0 million of receivables that were sold in this program. For the period from June 21, 2004 through December 31, 2004, the Company received $795.9 million from the sale of receivables to the fund and paid interest of approximately $3.6 million.

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

Pension Benefit Plans

        The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2004, the weighted average discount rate for all plans was 5.5%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Due to the nature of the plans' assets and the volatility of debt and equity markets, results may vary significantly from year to year. For example, actual returns were negative for each of the years 2000-2002 while the return was over 20% for 2003 and exceeded 18% in 2004. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2004, the Company used a weighted average expected long-term rate of return on pension assets of approximately 8.4% compared to 8.7% for the year ended December 31, 2003. The Company recorded pension expense totaling approximately $8.7 million for 2004 and pretax pension credits of $29.9 million for 2003 from its principal defined benefit pension plans. The lower pretax credits to earnings in 2004 are principally attributable to a lower asset base, higher amortization of previous actuarial losses and generally lower discount rates (6.10% for 2004 compared with 6.52% for 2003). Depending on international exchange rates and including BSN for the full year, the Company expects to record approximately $3.2 million of pension expense for the full year of 2005, compared with expense of $6.3 million for continuing operations ($8.7 million total) in 2004.

        Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in pretax pension expense for the full year 2005. In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could result in possible future balance sheet recognition of additional minimum pension liabilities.

        If the Accumulated Benefit Obligation ("ABO") of any of the Company's principal pension plans in the U.S. and Australia exceeds the fair value of its assets at the next measurement date of December 31, 2005, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the asset of such plan at the next measurement date of December 31, 2005. The non-cash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners' equity that would significantly reduce net worth. Amounts related to the Company's U.S. and Australian plans as of December 31, 2004 were as follows (millions of dollars):

	U.S. Salary	U.S. Hourly	Australian Plans	Total
Fair value of assets	$839.5	$1,662.1	$101.7	$2,603.3
Accumulated benefit obligations	776.1	1,407.8	88.3	2,272.2

Excess	$63.4	$254.3	$13.4	$331.1

Prepaid pension asset	$327.6	$616.4	$21.9	$965.9

        Even if the fair values of the U.S. plans' assets are less than ABO at December 31, 2005, however, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years. The covenants under the Company's Third Amended and Restated Secured Credit Agreement would not be affected by a reduction in the Company's net worth if a significant charge was taken to write off the prepaid pension assets.

Goodwill

        As required by FAS No. 142, "Goodwill and Other Intangibles," the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment. The Company conducts its evaluation as of October 1 of each year. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

        During the fourth quarter of 2004, the Company completed its annual testing and determined that no impairment of goodwill existed.

        If the Company's projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed as of October 1, 2004, may have indicated an impairment of one or more of the Company's reporting units and, as a result, the related goodwill would also have been written down. However, based on the Company's testing as of that date, modest changes in the projected future cash flows or cost of capital would not have created impairment in any reporting unit. For example, if projected future cash flows had been decreased by 5%, or alternatively, if the weighted average cost of capital had been increased by 5%, the resulting lower BEV's would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit. Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 6%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections. At December 31, 2004, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $1.0 billion of the Company's consolidated goodwill.

        The Company will monitor conditions throughout 2005 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate. If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2005, or earlier if appropriate. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Foreign Currency Exchange Rate Risk

        A substantial portion of the Company's operations consists of manufacturing and sales activities conducted by subsidiaries in foreign jurisdictions. The primary international markets served by the Company's subsidiaries are in Canada, Australia, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, France, the Netherlands, Germany, the United Kingdom, and Poland). In general, revenues earned and costs incurred by the Company's major international operations are denominated in their respective local currencies. Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company's subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. The Company does not have any significant foreign subsidiaries that are denominated in the U.S. dollar, however, if economic conditions in Venezuela continue to decline, the Company may have to adopt the U.S. dollar as its functional currency for its subsidiaries in that country.

        Subject to other business and tax considerations, the Company's strategy is to generally redeploy any subsidiary's available excess funds through intercompany loans to other subsidiaries for debt repayment, capital investment, or other cash requirements. Generally, each intercompany loan is denominated in the lender's local currency and the borrower enters into a forward exchange contract which effectively swaps the intercompany loan and related interest to its local currency.

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

        The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for €47.5 million borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        At the end of 2004, the Company's subsidiary in Australia had agreements that swap a total of U.S. $455.0 million of borrowings into 702.0 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2005 through March 2006.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap both the interest and principal amount of borrowings.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2004, the amount not offset was immaterial. The fair values are included with other long term liabilities on the balance sheet.

        In connection with debt refinancing late in December 2004, the Company's subsidiary in France borrowed approximately €91.0 million from Owens-Brockway Glass Container ("OBGC"), a U.S. subsidiary of the Company. In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, OBGC entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also converts the final principal payment in December 2009 from €91 million to approximately $120.7 million U.S. dollars.

        The Company accounts for the above foreign currency exchange contract on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

        The above foreign currency exchange contract is accounted for as a cash flow hedge at December 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        The remaining portion of the Company's consolidated debt which was denominated in foreign currencies was not significant.

        The Company believes it does not have material foreign currency exchange rate risk related to local currency denominated financial instruments (i.e. cash, short-term investments, and long-term debt) of its subsidiaries outside the U.S.

Interest Rate Risk

        The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness.

        The following table provides information about the Company's significant interest rate risk at December 31, 2004.

	Amount	Fair value	Hedge value
	(Dollars in millions)
Variable rate debt:
Secured Credit Agreement, matures April 2007 and 2008:
Revolving Credit Facility, interest at various rates Revolving Loans	$30.1	$30.1
Term Loans, interest at a Eurodollar based rate plus 2.75%
A1 Term Loan	315.0	315.0
B1 Term Loan	226.8	226.8
C1 Term Loan	190.6	190.6
C2 Term Loan (€47.5 million)	64.7	64.7
Fixed rate debt:
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,087.5
7.75%, due 2011	450.0	489.4
8.75%, due 2012	625.0	703.1
Senior Notes:
8.25%, due 2013	450.0	496.1	$444.1
6.75%, due 2014	400.0	407.0
6.75%, due 2014 (€225 million)	306.4	323.3
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4	18.3
9.25%, due 2009 (€0.4 million)	0.6	0.6

        The fair value of OI Inc.'s $1.2 billion outstanding debt securities guaranteed by the Company at December 31, 2004 was $1.2 billion. See Note 5 to the Consolidated Financial Statements for more information.

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

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133 the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt.

        Under the swaps the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

        The following selected information relates to fair value swaps at December 31, 2004 (based on a projected U.S. LIBOR rate of 3.3688%):

	Amount Hedged	Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(1.6)
Senior Debentures due 2010	250.0	7.50%	3.2%	(0.4)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(5.9)

Total	$1,050.0			$(9.7)

Commodity Risk

        The Company uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2004, the Company had entered into commodity futures contracts for approximately 78% (approximately 17,930,000 MM BTUs) of its expected North American natural gas usage for full year of 2005 and approximately 23% (approximately 5,280,000 MM BTUs) for the full year of 2006.

        As discussed further below, prior to December 31, 2004, the Company accounted for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that was designated as, and met the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that was deemed to be ineffective was recognized in current earnings.

        During the fourth quarter of 2004, the Company determined that the commodity futures contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The total unrealized pretax gain recorded in 2004 was $4.9 million ($3.2 million after tax). This change had no effect upon the Company's cash flows.

Forward Looking Statements

        This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc.'s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not intend to update any particular forward looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets at December 31, 2004 and 2003	48-49
For the years ended December 31, 2004, 2003, and 2002:
Consolidated Results of Operations	47
Consolidated Share Owners' Equity	50
Consolidated Cash Flows	51
Notes to Consolidated Financial Statements	52-101
Selected Quarterly Financial Data	102-103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Illinois Group, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, share owner's equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15.(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 19 to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Owens-Illinois Group, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                                                                        Ernst & Young LLP

Toledo, Ohio
March 15, 2005

OWENS-ILLINOIS GROUP, INC.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Revenues:
Net sales	$6,128.4	$4,975.6	$4,621.2
Royalties and net technical assistance	21.1	17.5	17.4
Equity earnings	27.8	27.1	27.0
Interest	15.3	20.4	22.8
Other	70.8	25.2	42.8

	6,263.4	5,065.8	4,731.2
Costs and expenses:
Manufacturing, shipping, and delivery	4,918.4	3,967.9	3,572.9
Research and development	25.4	29.9	21.1
Engineering	33.6	34.7	36.5
Selling and administrative	402.3	320.9	287.9
Interest	474.9	429.8	372.2
Other	45.9	270.6	28.1

	5,900.5	5,053.8	4,318.7

Earnings from continuing operations before items below	362.9	12.0	412.5
Provision for income taxes	73.6	23.8	116.4

	289.3	(11.8)	296.1
Minority share owners' interests in earnings of subsidiaries	32.9	25.8	25.5

Earnings (loss) from continuing operations before cumulative effect of accounting change	256.4	(37.6)	270.6
Net earnings (loss) of discontinued operations	64.0	(660.7)	38.0
Cumulative effect of accounting change			(460.0)

Net (loss) earnings	$320.4	$(698.3)	$(151.4)

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Millions of dollars

	December 31,
	2004	2003
Assets
Current assets:
Cash, including time deposits of $175.9 ($85.2 in 2003)	$277.9	$163.4
Short-term investments	27.6	26.8
Receivables, less allowances of $50.3 ($44.5 in 2003) for losses and discounts	821.3	657.6
Inventories	1,117.7	855.1
Prepaid expenses	96.8	75.7
Assets of discontinued operations		281.9

Total current assets	2,341.3	2,060.5
Other assets:
Equity investments	117.1	145.3
Repair parts inventories	192.2	176.8
Prepaid pension	962.5	967.1
Deposits, receivables, and other assets	430.2	368.3
Goodwill	3,009.1	2,129.1
Assets of discontinued operations		959.5

Total other assets	4,711.1	4,746.1
Property, plant, and equipment:
Land, at cost	165.2	149.5
Buildings and equipment, at cost:
Buildings and building equipment	945.0	770.8
Factory machinery and equipment	4,821.2	3,916.6
Transportation, office, and miscellaneous equipment	139.2	141.7
Construction in progress	185.7	127.6

	6,256.3	5,106.2
Less accumulated depreciation	2,758.6	2,448.4

Net property, plant, and equipment	3,497.7	2,657.8

Total assets	$10,550.1	$9,464.4

OWENS-ILLINOIS GROUP, INC.

CONSOLIDATED BALANCE SHEETS (continued)

Millions of dollars

	December 31,
	2004	2003
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans	$18.2	$28.6
Accounts payable	857.8	466.5
Salaries and wages	178.4	110.8
U.S. and foreign income taxes	53.8	22.3
Other accrued liabilities	454.0	393.4
Long-term debt due within one year	174.3	63.8
Liabilities of discontinued operations		103.0

Total current liabilities	1,736.5	1,188.4
Liabilities of discontinued operations		64.0
Long-term debt	5,172.0	5,333.1
Deferred taxes	267.1	275.5
Nonpension postretirement benefits	285.6	284.8
Other liabilities	879.2	635.4
Commitments and contingencies
Minority share owners' interests	169.6	161.1
Share owner's equity:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Other contributed capital	1,360.5	1,451.7
Retained earnings	633.9	313.5
Accumulated other comprehensive income (loss)	45.7	(243.1)

Total share owner's equity	2,040.1	1,522.1

Total liabilities and share owner's equity	$10,550.1	$9,464.4

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS GROUP, INC.

CONSOLIDATED SHARE OWNER'S EQUITY

Millions of dollars

	Years ended December 31,
	2004	2003	2002
Other contributed capital
Balance at beginning of year	$1,451.7	$1,593.9	$1,735.1
Net distribution to Parent	(91.2)	(142.2)	(141.2)

Balance at end of year	1,360.5	1,451.7	1,593.9

Retained earnings
Balance at beginning of year	313.5	1,011.8	1,163.2
Net earnings (loss)	320.4	(698.3)	(151.4)

Balance at end of year	633.9	313.5	1,011.8

Accumulated other comprehensive income (loss)
Balance at beginning of year	(243.1)	(583.6)	(576.3)
Foreign currency translation adjustments	317.4	361.0	79.5
Change in minimum pension liability, net of tax	(27.5)	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.1)	(1.2)	4.7

Balance at end of year	45.7	(243.1)	(583.6)

Total share owner's equity	$2,040.1	$1,522.1	$2,022.1

Total comprehensive income (loss)
Net earnings (loss)	$320.4	$(698.3)	$(151.4)
Foreign currency translation adjustments	317.4	361.0	79.5
Change in minimum pension liability, net of tax	(27.5)	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.1)	(1.2)	4.7

Total	$609.2	$(357.8)	$(158.7)

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS GROUP, INC.

CONSOLIDATED CASH FLOWS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Operating activities:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$256.4	$(37.6)	$270.6
Non-cash charges (credits):
Depreciation	436.0	391.9	353.4
Amortization of intangibles	23.8	21.4	21.5
Amortization of deferred finance fees	15.0	14.4	16.1
Deferred tax provision (credit)	(39.9)	(25.2)	52.1
Write-down of equity investment		50.0
Restructuring costs and writeoffs of certain assets		115.5
Loss on sale of long-term notes receivable		37.4
Loss on sale of certain closures assets		41.3
Gains on asset sales	(51.6)
Other	(66.9)	(50.3)	(120.5)
Change in non-current operating assets	(9.8)	(7.5)	25.3
Reduction of non-current liabilities	(25.6)	(13.4)	(8.4)
Change in components of working capital	180.9	(40.5)	18.1

Cash provided by continuing operating activities	718.2	497.4	628.2
Cash provided by discontinued operating activities	65.2	48.1	171.2

Total cash from operating activities	783.5	545.5	799.4
Investing activities:
Additions to property, plant and equipment—continuing	(436.7)	(344.4)	(395.8)
Additions to property, plant and equipment—discontinued	(25.1)	(87.1)	(100.2)
Acquisitions, net of cash acquired	(630.3)		(17.6)
Proceeds from sale of long-term notes receivable		163.0
Net cash proceeds from divestitures and other	1,430.9	66.7	39.0

Cash provided by (utilized in) investing activities	338.8	(201.8)	(474.6)
Financing activities:
Additions to long-term debt	2,125.1	2,154.5	2,129.3
Repayments of long-term debt	(2,611.3)	(1,799.9)	(2,190.8)
Net change in payable to parent	(274.1)	(263.5)
Distribution to parent	(167.7)	(210.3)	(211.0)
Increase (decrease) in short-term loans	(23.2)	(28.0)	17.5
Net payments for debt-related hedging activity	(25.9)	(123.1)	(70.9)
Payment of finance fees and debt retirement costs	(34.4)	(44.5)	(27.7)

Cash utilized in financing activities	(1,011.5)	(314.8)	(353.6)
Effect of exchange rate fluctuations on cash	3.7	8.1	(0.4)

Increase (decrease) in cash	114.5	37.0	(29.2)
Cash at beginning of year	163.4	126.4	155.6

Cash at end of year	$277.9	$163.4	$126.4

See accompanying Notes to the Consolidated Financial Statements.

OWENS-ILLINOIS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular Data in Millions

1.    Significant Accounting Policies

Basis of Consolidated Statements

        The consolidated financial statements of Owens-Illinois Group, Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the divested blow-molded plastic container business have been presented as a discontinued operation.

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

Nature of Operations

        The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. Sales of the Glass Containers product segment were 88% of the Company's 2004 consolidated sales. The Company has glass container operations located in 22 countries, while the plastics packaging products operations are located in 5 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. The Company's principal product lines in the Plastics Packaging product segment include plastic healthcare containers and closures and prescription products. Major markets for the Company's plastics packaging products include the United States health care market.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly. For further information on certain of the Company's significant estimates relative to contingent liabilities, see Note 19.

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

Derivative Instruments

        The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. Whenever possible, derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 8 for additional information related to derivative instruments.

Inventory Valuation

        The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

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

Property, Plant, and Equipment

        Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

New Accounting Standards

        In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of FAS No. 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined the impact of adopting FAS No. 123R.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income (loss) would have been as follows:

	2004	2003	2002
Net income (loss):
As reported	$320.4	$(698.3)	$(151.4)
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(4.1)	(6.4)	(9.1)

Pro forma	$316.3	$(704.7)	$(160.5)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected life of options	5 years	5 years	5 years
Expected stock price volatility	73.9%	72.7%	71.5%
Risk-free interest rate	2.7%	3.1%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2004	2003	2002
Decrease (increase) in current assets:
Short-term investments	$(0.6)	$(9.1)	$(1.1)
Receivables	61.5	13.7	34.8
Inventories	106.7	(23.7)	(70.4)
Prepaid expenses	36.4	2.0	(13.9)
Increase (decrease) in current liabilities:
Accounts payable	75.3	(13.3)	56.0
Accrued liabilities	(107.7)	(77.1)	20.6
Salaries and wages	9.9	(15.1)	2.8
U.S. and foreign income taxes	(36.5)	27.6	13.5

	$145.0	$(95.0)	$42.3

Continuing operations	180.9	(40.5)	18.1
Discontinued operations	(35.9)	(54.5)	24.2

	$145.0	$(95.0)	$42.3

3.    Inventories

        Major classes of inventory are as follows:

	2004	2003
Finished goods	$929.9	$692.4
Work in process	6.4	9.0
Raw materials	100.1	87.4
Operating supplies	81.3	66.3

	$1,117.7	$855.1

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $28.7 million and $19.4 million at December 31, 2004 and 2003, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2004 and 2003 were approximately $922.4 million and $622.2 million, respectively.

4.    Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2004	2003
At end of year:
Equity in undistributed earnings:
Foreign	$18.9	$95.4
Domestic	17.6	13.9

Total	$36.5	$109.3

Equity in cumulative translation adjustment	$—	$(38.2)

	2004	2003	2002
For the year:
Equity in earnings:
Foreign	$17.8	$17.2	$17.5
Domestic	10.0	9.9	9.5

Total	$27.8	$27.1	$27.0

Dividends received	$12.8	$31.1	$29.2

5.    Long-Term Debt

        The following table summarizes the long-term debt of the Company at December 31, 2004 and 2003:

	2004	2003
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$30.1	$—
Term Loans:
A1 Term Loan	315.0	460.0
B1 Term Loan	226.8	840.0
C1 Term Loan	190.6
C2 Term Loan (€47.5 million)	64.7
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	444.1	450.0
6.75%, due 2014	400.0
6.75%, due 2014 (€225 million)	306.4
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4
9.25%, due 2009 (€0.4 million)	0.6
Payable to OI Inc.	1,158.6	1,434.9
Other	117.0	137.0

	5,346.3	5,396.9
Less amounts due within one year	174.3	63.8

Long-term debt	$5,172.0	$5,333.1

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations, the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the "Agreement"). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. At December 31, 2004, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $315.0 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $226.8 million B1 term loan, and $190.6 million C1 term loan, and a €47.5 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was canceled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        At December 31, 2004, the Company's subsidiary borrowers had unused credit of $404.8 million available under the Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 2.25% to 2.75% for Eurodollar loans and 1.25% to 1.75% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2004 was 5.09%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and European subsidiaries, as discussed in Note 9, the weighted average interest rate at December 31, 2004 was 5.40%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company's domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $4.0 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

        The Third Amended and Restated Secured Credit Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Third Amended and Restated Secured Credit Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum fixed charge coverage ratios, maximum leverage ratios and specified capital expenditure tests.

        As part of the BSN Acquisition, the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes were due August 1, 2009 and had a face amount of €140.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €147.7 million. The 9.25% senior subordinated notes were due August 1, 2009 and had a face amount of €160.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €168.0 million. The majority of these notes were repurchased in the fourth quarter of 2004 as discussed below.

        During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million. The notes bear interest at 6.75%, and are due December 1, 2014. Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries. The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes. The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of OI Inc.'s $350.0 million 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009. As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $28.3 million for note repurchase premiums and the related write-off of unamortized finance fees.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450.0 million and Senior Notes totaling $450.0 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of the Company's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the previously issued 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880.0 million to purchase in a tender offer $263.5 million of OI Inc.'s $300.0 million 7.85% Senior Notes due 2004 and repay borrowings under the previous credit agreement. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $13.2 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million, of which $2.3 million was allocated to discontinued operations, for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        Amounts paid to OI Inc. above equal OI Inc.'s total indebtedness. Interest costs on amounts payable to OI Inc. are charged to the Company in the same amount as incurred by OI Inc. The Company and a principal subsidiary of the Company guarantee the senior notes and debentures of OI Inc. on a subordinated basis. The fair value of the OI Inc. debt being guaranteed by the Company at December 31, 2004 was $1,214.9 million.

        Annual maturities for all of the Company's long-term debt through 2009 are as follows: 2005, $174.3 million; 2006, $30.8 million; 2007, $670.9 million; 2008, $724.1 million; and 2009, $1,005.9 million.

        Interest paid in cash, including note repurchase premiums, aggregated $548.8 million for 2004, $458.8 million for 2003, and $372.1 million for 2002.

        Fair values at December 31, 2004, of the Company's significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Secured Notes:
8.875%, due 2009	$1,000.0	108.75	$1,087.5
7.75%, due 2011	450.0	108.75	489.4
8.75%, due 2012	625.0	112.50	703.1
Senior Notes:
8.25%, due 2013	450.0	110.25	496.1	$444.1
6.75%, due 2014	400.0	101.75	407.0
6.75%, due 2014 (€225 million)	306.4	105.50	323.3
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4	105.13	18.3
9.25%, due 2009 (€0.4 million)	0.6	100.00	0.6

6.    Operating Leases

        Rent expense attributable to all warehouse, office buildings and equipment operating leases was $89.8 million in 2004, $85.0 million in 2003, and $72.1 million in 2002. Minimum future rentals under operating leases are as follows: 2005, $88.5 million; 2006, $62.7 million; 2007, $43.2 million; 2008, $30.7 million; and 2009, $20.9 million; and 2010 and thereafter, $24.6 million.

7.    Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(9.5) million in 2004, $2.2 million in 2003, and $2.0 million in 2002.

8.    Derivative Instruments

        At December 31, 2004, the Company has the following derivative instruments related to its various hedging programs:

Fair Value Hedges of Debt

        The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for €47.5 million borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        At the end of 2004, the Company's subsidiary in Australia had agreements that swap a total of U.S. $455.0 million of borrowings into 702.0 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2005 through March 2006.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap both the interest and principal amount of borrowings.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2004, the amount not offset was immaterial. The fair values are included with other long term liabilities on the balance sheet.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

        In connection with debt refinancing in late December 2004, the Company's subsidiary in France borrowed approximately €91 million from Owens-Brockway Glass Container ("OBGC"), a U.S. subsidiary of the Company. In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, OBGC entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also converts the final principal payment in December 2009 from €91.0 million to approximately $120.7 million U.S. dollars.

        The Company accounts for the above foreign currency exchange contract on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The fair values are included with other long term liabilities on the balance sheet.

        The above foreign currency exchange contract is accounted for as a cash flow hedge at December 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2004, the amount included in OCI related to this foreign currency exchange contract was not material. The ineffectiveness related to this hedge for the year ended December 31, 2004 was also not material.

Interest Rate Swaps Designated as Fair Value Hedges

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

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt. The fair values are included with other long term liabilities on the balance sheet.

        Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

        The following selected information relates to fair value swaps at December 31, 2004 (based on a projected U.S. LIBOR rate of 3.3688%):

	Amount Hedged	Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(1.6)
Senior Debentures due 2010	250.0	7.50%	3.2%	(0.4)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(5.9)

Total	$1,050.0			$(9.7)

Natural Gas Hedges

        The Company uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2004, the Company had entered into commodity futures contracts for approximately 78% (approximately 17,930,000 MM BTUs) of its expected North American natural gas usage for full year of 2005 and approximately 23% (approximately 5,280,000 MM BTUs) for the full year of 2006.

        As discussed further below, prior to December 31, 2004, the Company accounted for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that was designated as, and met the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that was deemed to be ineffective was recognized in current earnings.

        During the fourth quarter of 2004, the Company determined that the commodity futures contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The total unrealized pretax gain recorded in 2004 was $4.9 million ($3.2 million after tax). This change had no effect upon the Company's cash flows.

Other Hedges

        The Company's subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability (net of tax)	Change in Certain Derivative Instruments (net of tax)	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2002	$(600.8)	$27.0	$—	$(2.5)	$(576.3)
2002 Change	80.5	(1.0)	(91.5)	4.7	(7.3)

Balance on December 31, 2002	(520.3)	26.0	(91.5)	2.2	(583.6)
2003 Change	365.6	(4.6)	(19.3)	(1.2)	340.5

Balance on December 31, 2003	(154.7)	21.4	(110.8)	1.0	(243.1)
2004 Change	326.1	(8.7)	(27.5)	(1.1)	288.8

Balance on December 31, 2004	$171.4	$12.7	$(138.3)	$(0.1)	$45.7

        The 2004 change includes $52.4 million related to the sales of the blow-molded plastics business and the 20% investment in Consol Glass.

        The change in minimum pension liability for 2002, 2003, and 2004 was net of tax of $39.2 million, $1.4 million and $8.1 million, respectively. The change in minimum pension liability for 2004 included $9.0 million ($12.6 million pretax) of translation effect on the minimum pension liability recorded in prior years. The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

        The change in certain derivative instruments for 2002, 2003 and 2004 was net of tax of $2.5 million, $0.7 million, and $0.5 million, respectively.

10.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003
Deferred tax assets:
Accrued postretirement benefits	$93.4	$99.6
Tax loss and credit carryovers	471.0	433.8
Capital loss carryovers	405.2	29.5
Alternative minimum tax credits	21.7	22.7
Principally accrued liabilities	189.8	182.5
Other	31.2	28.5

Total deferred tax assets	1,212.3	796.6
Deferred tax liabilities:
Property, plant and equipment	273.9	342.9
Prepaid pension costs	277.3	291.4
Inventory	33.4	30.5
Other	51.8	118.3

Total deferred tax liabilities	636.4	783.1
Valuation allowance	(731.2)	(258.8)

Net deferred tax assets	$(155.3)	$(245.3)

Total for continuing operations		$(193.8)
Total for discontinued operations		(51.5)

		$(245.3)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid expenses	$65.7	$51.1
Deposits, receivables, and other assets	46.1	41.3
Deferred tax liability	(267.1)	(337.7)

Net deferred tax assets	$(155.3)	$(245.3)

Total for continuing operations		$(193.8)
Total for discontinued operations		(51.5)

		$(245.3)

        The provision (benefit) for income taxes consists of the following:

	2004	2003	2002
Current:
U.S. Federal	$—	$—	$—
State	3.0	1.6	1.4
Foreign	101.6	55.3	74.9

	104.6	56.9	76.3

Deferred:
U.S. Federal	(29.2)	(17.2)	68.0
State	6.1	(6.1)	8.7
Foreign	(20.5)	(1.8)	(10.9)

	(43.6)	(25.1)	65.8

Total:
U.S. Federal	(29.2)	(17.2)	68.0
State	9.1	(4.5)	10.1
Foreign	81.1	53.5	64.0

	$61.0	$31.8	$142.1

Total for continuing operations	$73.6	$23.8	$116.4
Total for discontinued operations	(12.6)	8.0	25.7

	$61.0	$31.8	$142.1

        The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2004	2003	2002
Domestic	$(51.2)	$(167.4)	$136.8
Foreign	414.1	179.4	275.7

	$362.9	$12.0	$412.5

Discontinued operations	2004	2003	2002
Domestic	$45.2	$(670.4)	$49.4
Foreign	6.2	17.7	14.3

	$51.4	$(652.7)	$63.7

        Income taxes paid (received) in cash were as follows:

	2004	2003	2002
Domestic	$1.9	$1.4	$(9.0)
Foreign	98.8	51.1	51.2

	$100.7	$52.5	$42.2

        A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003	2002
Pretax earnings from continuing operations at statutory U.S. Federal tax rate	$127.0	$4.2	$144.4
Increase (decrease) in provision for income taxes due to:
Write-down of equity investment		17.5
State taxes, net of federal benefit	3.1	(3.1)	2.8
Rate differences on international earnings	(25.0)	(16.0)	(26.6)
Ardagh note		11.1
Australian tax consolidation	(33.1)
Adjustment for non-U.S. tax law changes		(7.6)	(4.8)
Other items	1.6	17.7	0.6

Provision (benefit) for income taxes	$73.6	$23.8	$116.4

Effective tax rate	20.3%	198.3%	28.2%

        At December 31, 2004, the Company has unused net operating losses, capital losses, and research tax credits expiring from 2007 to 2025.

        The Company also has unused alternative minimum tax credits which do not expire and which will be available to offset future U.S. Federal income tax.

        At December 31, 2004, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,191.4 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

        The October 2004 sale of the blow-molded plastic business resulted in a substantial capital loss, only a small portion of which was utilized to offset otherwise taxable capital gains. Because of the significant amount and limited life of the remaining unused capital loss, a full valuation allowance of approximately $375 million was established to offset the tax benefit. The remaining increase in the valuation allowance was primarily due to an allowance of approximately $85 million established in the allocation of the purchase price for the acquisition of BSN Glasspack, S.A. Including the amount related to BSN, the components of the valuation allowance that were established in allocations of the costs of acquisitions totaled approximately $150 million. Any future reductions of these components will result in reductions of goodwill.

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

11.    Stock Options and Other Stock Based Compensation

        The Company participates in the stock option and restricted stock plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. or may be granted restricted common shares of OI Inc. No options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant. Shares granted to employees vest upon retirement. The fair value of restricted shares is amortized to expense ratably over the vesting period and amounted to $3.9 million, $2.6 million, and $2.1 million in 2004, 2003, and 2002, respectively.

12.    Pension Benefit Plans

        Net (expense) credits to results of operations for all of the Company's pension plans and certain deferred compensation arrangements amounted to ($27.0) million in 2004, $17.8 million in 2003, and $68.0 million in 2002.

        The Company has defined benefit pension plans covering substantially all employees located in the United States, the United Kingdom, the Netherlands, Canada, Australia, Germany and France. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. The Company's defined benefit pension plans use a December 31 measurement date. The following tables relate to the Company's principal defined benefit pension plans.

        The changes in the pension benefit obligations for the year were as follows:

	2004	2003
Obligations at beginning of year	$3,090.0	$2,752.4
Change in benefit obligations:
Service cost	56.9	48.8
Interest cost	197.0	179.1
Actuarial loss, including effect of changing discount rates	190.4	211.4
Acquisitions	448.8
Divestitures	(35.2)
Participant contributions	7.7	5.1
Benefit payments	(281.2)	(219.4)
Plan amendments	(44.6)	0.7
Foreign currency translation	119.3	110.6
Other	5.4	1.3

Net increase in benefit obligations	664.5	337.6

Obligations at end of year	$3,754.5	$3,090.0

        The changes in the fair value of the pension plans' assets for the year were as follows:

	2004	2003
Fair value at beginning of year	$2,869.9	$2,483.9
Change in fair value:
Actual gain on plan assets	482.4	483.2
Acquisitions	285.1
Benefit payments	(281.2)	(219.4)
Employer contributions	63.8	35.1
Participant contributions	7.7	5.1
Foreign currency translation	82.4	82.0

Net increase in fair value of assets	640.2	386.0

Fair value at end of year	$3,510.1	$2,869.9

        The funded status of the pension plans at year end was as follows:

	2004	2003
Plan assets at fair value	$3,510.1	$2,869.9
Projected benefit obligations	3,754.5	3,090.0

Plan assets less than projected benefit obligations	(244.4)	(220.1)
Net unrecognized items:
Actuarial loss	1,080.0	1,157.7
Prior service cost	(5.5)	45.2

	1,074.5	1,202.9

Net amount recognized	$830.1	$982.8

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid pension	$962.5	$967.1
Accrued pension, included with other liabilities	(205.5)	(45.4)
Minimum pension liability, included with other liabilities	(134.7)	(107.3)
Intangible asset, included with deposits and other assets	12.2	12.4
Accumulated other comprehensive income	195.6	156.0

Net amount recognized	$830.1	$982.8

The accumulated benefit obligation for all defined benefit pension plans was $3,470.2 million and $2,823.8 million at December 31, 2004 and 2003, respectively.

        The components of the net pension credit for the year were as follows:

	2004	2003	2002
Service cost	$56.9	$48.8	$38.8
Interest cost	197.0	179.1	172.4
Expected asset return	(289.5)	(275.1)	(303.4)
Amortization:
Prior service cost	6.0	6.8	7.6
Loss	38.3	10.5	1.1

Net amortization	44.3	17.3	8.7

Net expense (credit)	$8.7	$(29.9)	$(83.5)

Total for continuing operations	$6.3	$(29.9)	$(79.0)
Total for discontinued operations	2.4		(4.5)

	$8.7	$(29.9)	$(83.5)

        The following selected information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2004	2003
Projected benefit obligations	$1,317.3	$3,090.0
Fair value of plan assets	906.8	2,869.9

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2004	2003
Accumulated benefit obligations	$1,197.9	$632.3
Fair value of plan assets	906.8	479.9

        The weighted average assumptions used to determine benefit obligations were as follows:

	2004	2003
Discount rate	5.52%	6.10%
Rate of compensation increase	4.40%	4.71%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2004	2003	2002
Discount rate	6.10%	6.52%	6.95%
Rate of compensation increase	4.71%	4.72%	4.78%
Expected long-term rate of return on assets	8.35%	8.71%	9.64%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense (credits) is based on the average remaining service of employees.

        As of December 31, 2004, the Company recorded an additional minimum pension liability for the pension plan in the United Kingdom in addition to the minimum liabilities recorded in 2002 and 2003. Pursuant to this requirement, the Company increased the minimum pension liability by $25.3 million, reduced the intangible asset by $1.7 million, and increased accumulated other comprehensive income by $27.0 million.

        As of December 31, 2004, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002 and 2003. Pursuant to this requirement, the Company increased the intangible asset by $0.4 million and decreased accumulated other comprehensive income by $0.4 million. The minimum pension liability was not materially decreased.

        For 2004, the Company's weighted average expected long-term rate of return on assets was 8.35%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

The Company also considered its historical 10-year average return (through December 31, 2003), which was in line with the expected long-term rate of return assumption for 2004.

        The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company's pension plan assets were as follows:

	Actual Allocation
Asset Category			Target Allocation Ranges
	2004	2003
Equity securites	61%	68%	56–66%
Debt securities	29%	24%	26–36%
Real estate	7%	7%	2–12%
Other	3%	1%	0–2%

Total	100%	100%

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

        Plan assets at December 31, 2004 and 2003 included 487,236 and 14,423,621 shares, respectively, of the Company's common stock, which amounted to $11.0 million or 0.4% of total plan assets as of December 31, 2004 and $171.5 million or 6.0% of total plan assets as of December 31, 2003.

        The Company expects to contribute $37.3 million to its defined benefit pension plans in 2005.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2005	$227.1
2006	236.6
2007	234.6
2008	234.6
2009	241.1
2010–2014	1,285.7

        The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees. Participation is voluntary and participants' contributions are based on their compensation. The Company matches contributions of participants, up to various limits, in substantially all plans. Company contributions to these plans amounted to $7.1 million in 2004, $6.8 million in 2003, and $7.5 million in 2002.

13.    Postretirement Benefits Other Than Pensions

        The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees, substantially all employees in Canada and in the Netherlands. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.

        The changes in the postretirement benefit obligations for the year were as follows:

	2004	2003
Obligations at beginning of year	$380.8	$352.3
Change in benefit obligations:
Service cost	4.3	3.6
Interest cost	21.0	23.3
Actuarial loss, including the effect of changing discount rates	5.3	25.1
Acquisitions	21.0
Plan amendments	(63.7)
Benefit payments	(33.8)	(32.7)
Foreign currency translation	6.0	9.4
Other	—	(0.2)

Net change in benefit obligations	(39.9)	28.5

Obligations at end of year	$340.9	$380.8

        The funded status of the postretirement benefit plans at year end was as follows:

	2004	2003
Projected postretirement benefit obligations	$340.9	$380.8
Net unrecognized items:
Prior service credit	45.2	4.7
Actuarial loss	(100.5)	(100.7)

	(55.3)	(96.0)

Nonpension accumulated postretirement benefit obligations	$285.6	$284.8

        The components of the net postretirement benefit cost for the year were as follows:

	2004	2003	2002
Service cost	$4.3	$3.6	$2.7
Interest cost	21.0	23.3	22.6
Amortization:
Prior service credit	(6.8)	(13.0)	(13.0)
Loss	4.7	3.7	2.3

Net amortization	(2.1)	(9.3)	(10.7)

Net postretirement benefit cost	$23.2	$17.6	$14.6

Total for continuing operations	21.3	17.3	13.5
Total for discontinued operations	1.9	0.3	1.1

	$23.2	$17.6	$14.6

        The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.67% and 6.21% at December 31, 2004 and 2003, respectively.

        The weighted average discount rate used to determine net postretirement benefit cost was 6.21%, 6.72%, and 7.18% at December 31, 2004, 2003, and 2002, respectively.

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2004	2003
Health care cost trend rate assumed for next year	9.19%	10.56%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.66%	5.93%
Year that the rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$2.2	$(1.7)
Effect on accumulated postretirement benefit obligations	22.3	(17.4)

        Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2005	$32.3
2006	24.1
2007	23.6
2008	23.1
2009	22.9
2010–2014	117.5

        Benefits provided by the Company for certain hourly retirees are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.6 million in 2004, $8.7 million in 2003, and $8.9 million in 2002. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

        Effective July 1, 2004, the Company amended its U.S. salaried postretirement medical plan to align benefits with those of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effect of the amendment reduced the 2004 expense by approximately $5.3 million.

14.    Other Revenue

        Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

15.    Other Costs and Expenses

        Other costs and expenses for the year ended December 31, 2003 included pretax charges of $244.2 million ($198.0 after tax) related to the following:

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

  The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company's workforce. The Company expects that a substantial portion of the closing costs will be paid out by the end of 2005.

  •
  In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory. This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand. As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

  The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company's workforce. The Company expects that the majority of the closing costs will be paid out by the end of 2005.

  •
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

  The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company's workforce. The majority of the closing costs were paid out by the end of 2004.

  Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Plant closing charges	$28.5	$20.1	$23.9	$72.5
Write-down of assets to net realizable value	(12.2)	(6.4)	(14.0)	(32.6)
Net cash paid	(4.1)	(1.7)	(4.5)	(10.3)

Remaining accruals related to plant closing charges as of December 31, 2003	12.2	12.0	5.4	29.6
Net cash paid	(2.7)	(4.4)	(4.3)	(11.4)
Other, principally translation	(1.4)	(2.8)	(0.7)	(4.9)

Remaining accruals related to plant closing charges as of December 31, 2004	$8.1	$4.8	$0.4	$13.3

16.    Additional Interest Charges from Early Extinguishment of Debt

        During 2004, the Company recorded additional interest charges of $28.3 million ($18.5 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $7.1 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's bank credit agreement. During 2003, the Company recorded additional interest charges of $13.2 million ($8.2 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $15.4 million ($9.6 million after tax). The 2002 charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified, as detailed above, to interest expense and provision for income taxes in accordance with FAS No. 145. Amounts above included the following for discontinued operations: 2004—$1.9 million ($1.3 million after tax), 2003—$2.3 million ($1.6 million after tax), 2002—$6.3 million ($3.9 million after tax).

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

        The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

	2004	2003	2002
Pending at beginning of year	29,000	24,000	27,000
Disposed	9,000	21,000	24,000
Filed	15,000	26,000	21,000

Pending at end of year	35,000	29,000	24,000

        Based on an analysis of the claims and lawsuits pending as of December 31, 2004, approximately 94% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 5% of plaintiffs specifically plead damages of $15 million or less than 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

        As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience discussed further below of litigating or resolving through settlement hundreds of thousands of asbestos claims and lawsuits over an extended period, demonstrates that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value. Rather, the amount potentially recoverable for a specific claimant is determined by other factors such as the claimant's severity of disease, product identification evidence against specific defendants, the defenses available to those defendants, the specific jurisdiction in which the claim is made, the claimant's history of smoking or exposure to other possible disease-causative factors, and the various other matters discussed further below.

        In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of December 31, 2004 there are approximately 22,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

        Since receiving its first asbestos claim, OI Inc. as of December 31, 2004, has disposed of the asbestos claims of approximately 315,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,200. Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable totaled approximately $91 million at December 31, 2004 ($87 million at December 31, 2003) and are included in the foregoing average indemnity payment per claim. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

        OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $2.85 billion through 2004, before insurance recoveries, for its asbestos-related liability. OI Inc.'s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

        OI Inc. has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc. OI Inc. expects that the total asbestos-related cash payments will be moderately lower in 2005 compared to 2004 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to OI Inc. and as the number of potential future claimants continues to decrease. The material components of the OI Inc.'s accrued liability are based on amounts estimated by OI Inc. in connection with its comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against OI Inc., (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs' counsel, (iii) the contingent liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

        OI Inc. conducts a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review. If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then OI Inc. will record an appropriate charge to increase the accrued liability. OI Inc. believes that an estimation of the reasonably probable amount of the contingent liability for claims not yet asserted against OI Inc. is not possible beyond a period of several years. Therefore, while the results of future annual comprehensive reviews cannot be determined, OI Inc. expects the addition of one year to the estimation period will result in an annual charge.

        In the fourth quarter of 2003, OI Inc. recorded a charge of $450.0 million ($292.5 million after tax) to increase its accrued liability for asbestos-related costs. The factors and developments that particularly affected the determination of this increase included the following: (i) the significant increase in new claim filings in 2003, which OI Inc. believes was caused by anticipation of tort reform legislation in Mississippi and Texas; (ii) the elimination of certain co-defendants from the litigation through consensually structured ("prepackaged") bankruptcy filings; (iii) the number of pending serious disease cases and the relatively flat trend line in new filings of serious disease cases; and (iv) the limited success achieved by OI Inc. and its co-defendants in eliminating forum shopping, unimpaired claim filings, and other litigation abuses.

        In the fourth quarter of 2004, OI Inc. recorded a charge of $152.6 million ($84.9 million after tax) to increase its accrued liability for asbestos-related costs. This amount was significantly reduced from the 2003 charge due in part to OI Inc.'s decision to conduct a comprehensive review annually. The factors and developments that particularly affected the determination of this increase included the following: (i) the modest 4.5% decline in yearly cash outlays; (ii) the significant decline in new claim filings against OI Inc. including a decline in filings of serious disease cases; (iii) OI Inc.'s successful litigation record during the year, including a California appellate decision upholding its position regarding its nonliability for post-1958 claims; (iv) significant judicial reform in Mississippi (where approximately 40% of the lawsuits against OI Inc. are pending) and advantageous legislative changes in Ohio affecting unimpaired claimants; and (v) a significant Federal circuit court decision overturning a co-defendant's prepackaged bankruptcy reorganization.

        The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.'s asbestos-related payments cannot be estimated with certainty. OI Inc.'s reported results of operations for 2004 were materially affected by the $152.6 million fourth-quarter charge and asbestos-related payments continue to be substantial. Any possible future additional charge would likewise materially affect OI Inc.'s results of operations in the period in which it might be recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's and OI Inc.'s cost of borrowing and their ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.'s asbestos-related payments and to fund the Company's working capital and capital expenditure requirements on a short-term and long-term basis.

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

        On November 15, 2004, a lawsuit was filed against OI Inc. in the Delaware Court of Chancery by a shareholder, Joseph Sitorsky, pursuant to Section 220 of the Delaware General Corporation Law, captioned Sitorsky v. Owens-Illinois, Inc. Mr. Sitorsky seeks an order compelling OI Inc. to produce several categories of documents concerning advisory fees paid to KKR Associates, L.P., the BSN Acquisition, the Plastics Sale, due diligence in connection with OI Inc.'s contract with software vendor,

Model N, an alleged affiliate of KKR Associates, L.P., and executive compensation. OI Inc. believes that Mr. Sitorsky has not made a proper demand under Section 220 or otherwise established a right to compel review of OI Inc.'s documents, and OI Inc. intends to defend the action vigorously.

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

        Segment Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. The information below is presented on a continuing operations basis, and therefore, the prior period amounts have been restated to remove the discontinued operations. See Note 20 for more information. Certain amounts from prior year have been reclassified to conform to current year presentation.

        Financial information regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained	Consolidated Totals
Net sales:
2004	$5,366.1	$762.3	$6,128.4		$6,128.4
2003	4,182.9	792.7	4,975.6		4,975.6
2002	3,875.2	746.0	4,621.2		4,621.2
Segment Operating Profit:
2004	$759.6	$115.0	$874.6	$(102.2)	$772.4
2003	658.8	98.7	757.5	(91.9)	665.6
2002	709.0	136.0	845.0	(83.1)	761.9
Items excluded from Segment Operating Profit:
2004:
Gain on the sale of certain real property	$20.6		$20.6		$20.6
Italian Specialty Glass gain	31.0		31.0		31.0
Mark to market effect of certain commodity futures contracts	4.9		4.9		4.9
Restructuring of a life insurance program				(6.4)	(6.4)
2003:
Write-down of equity investment	(50.0)		(50.0)		(50.0)
Capacity curtailment charges	(72.5)		(72.5)		(72.5)
Write-down of Plastics Packaging assets in the Asia Pacific region		$(43.0)	(43.0)		(43.0)
Loss on the sale of certain closures assets		(41.3)	(41.3)		(41.3)
Loss on the sale of notes receivable	(37.4)		(37.4)		(37.4)
Depreciation and amortization expense:
2004	$407.5	$55.4	$462.9	$11.9	$474.8
2003	351.3	62.9	414.2	13.5	427.7
2002	319.1	61.2	380.3	10.7	391.0
Total assets(1):
2004	$8,579.4	$789.3	$9,368.7	$1,181.4	$10,550.1
2003	6,277.2	895.8	7,173.0	2,291.4	9,464.4
2002	5,851.6	1,013.1	6,864.7	2,924.1	9,788.8
Capital expenditures(2):
2004
Continuing	$405.7	$30.4	$436.1	$0.6	$436.7
Discontinued		25.1	25.1		25.1
2003
Continuing	296.8	50.2	347.0	(2.6)	344.4
Discontinued		87.1	87.1		87.1
2002
Continuing	319.2	72.0	391.2	4.6	395.8
Discontinued		100.2	100.2		100.2

(1)
Assets of discontinued operations for 2003 and 2002 are included in eliminations and other retained.

(2)
Excludes property, plant and equipment acquired through acquisitions.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2004	$2,551.6	$2,138.8	$870.9	$567.1	$6,128.4
2003	2,492.9	1,197.0	798.8	486.9	4,975.6
2002	2,512.5	953.1	694.2	461.4	4,621.2
Segment Operating Profit:
2004	$365.1	$242.3	$142.1	$125.1	$874.6
2003	379.2	164.5	118.9	94.9	757.5
2002	513.6	115.0	127.0	89.4	845.0
Items excluded from Segment Operating Profit:
2004:
Gain on the sale of certain real property		$20.6			$20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	$4.9				4.9
2003:
Write-down of equity investment	(50.0)				(50.0)
Capacity curtailment charge	(48.6)		$(23.9)		(72.5)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of certain closures assets	(41.3)				(41.3)
Loss on the sale of notes receivable		(37.4)			(37.4)

        The Company's net property, plant and equipment by geographic segment are as follows (includes assets of discontinued operations in 2003 and 2002):

	United States	Foreign	Total
2004	$988.1	$2,509.6	$3,497.7
2003	1,614.9	1,772.1	3,387.0
2002	1,729.7	1,594.4	3,324.1

        The Company's net sales by geographic segment are as follows:

	United States	Foreign	Total
2004	$2,194.5	$3,933.9	$6,128.4
2003	2,156.8	2,818.8	4,975.6
2002	2,191.2	2,430.0	4,621.2

        Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2004—10.7%, 2003—11.7%, and 2002—10.2%) and Australia (2004—10.6%, 2003—12.0%, and 2002—11.3%).

        Reconciliations to consolidated totals are as follows:

	2004	2003	2002
Revenues:
Net sales for reportable segments	$6,128.4	$4,975.6	$4,621.2
Royalties and net technical assistance	21.1	17.5	17.4
Equity earnings	27.8	27.1	27.0
Interest income	15.3	20.4	22.8
Other revenue	70.8	25.2	42.8

Total	$6,263.4	$5,065.8	$4,731.2

Reconciliation of Segment Operating Profit to earnings (loss) before income taxes, minority share owners' interest in earnings of subsidiaries and cumulative effect of accounting change:
Segment Operating Profit for reportable segments	$874.6	$757.5	$845.0
Items excluded from Segment Operating Profit	56.5	(244.2)
Eliminations and other retained items, excluding certain items below	(102.2)	(91.9)	(83.1)
Items excluded from eliminations and other retained items	(6.4)
Interest expense	(474.9)	(429.8)	(372.2)
Interest income	15.3	20.4	22.8

Total	$362.9	$12.0	$412.5

19.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Glass Containers	Plastics Packaging	Total
Balance as of January 1, 2002	$1,503.6	$1,491.7	$2,995.3
Write-down of goodwill		(460.0)	(460.0)
Translation effects	101.0	1.0	102.0
Other changes, principally adjustments to purchase price	48.0	5.9	53.9

Balance as of December 31, 2002	1,652.6	1,038.6	2,691.2
Write-down of goodwill—discontinued operations		(670.0)	(670.0)
Translation effects	285.5		285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)	0.5	(26.5)

Balance as of December 31, 2003	1,911.1	369.1	2,280.2
Goodwill acquired during the year	696.0		696.0
Translation effects	165.6		165.6
Sale of discontinued operations		(151.1)	(151.1)
Other changes	18.4		18.4

Balance as of December 31, 2004	$2,791.1	$218.0	$3,009.1

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

        During the fourth quarter of 2004, the Company completed its annual impairment testing and determined that no impairment existed.

20.    Discontinued Operations

        On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

        Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company's bank credit facility, which was amended to permit the sale. The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business. Because the level of working capital declined during the several months prior to closing, primarily due to seasonal factors, the Company expects that an amount will be payable to Graham Packaging under this price adjustment provision. The process for determining the amount payable to Graham Packaging has not been completed, however, the Company expects that it will not have a material effect upon results of operations or cash flows.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the years ended December 31, 2004, 2003 and 2002 as a discontinued operation. Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds. Amounts for the prior periods have been reclassified to conform to this presentation.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Revenues:
Net sales	$875.3	$1,083.4	$1,019.2
Other revenue	7.7	9.0	9.7

	883.0	1,092.4	1,028.9
Costs and expenses:
Manufacturing, shipping and delivery	754.6	949.3	840.5
Research, development and engineering	16.0	20.2	22.4
Selling and administrative	23.7	33.8	30.7
Interest	45.1	60.8	64.9
Other	22.9	681.0	6.7

	862.3	1,745.1	965.2

Earnings (loss) before items below	20.7	(652.7)	63.7
Provision for income taxes	27.1	8.0	25.7
Gain on sale of discontinued operations	70.4

Net earnings (loss) from discontinued operations	$64.0	$(660.7)	$38.0

        Other costs and expenses for the year ended December 31, 2003 includes an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit, all of which was attributable to the discontinued operations.

        The sale of the blow-molded plastic business resulted in a substantial capital loss, primarily related to previous goodwill write downs that were not deductible when recorded. The gain on the sale of discontinued operations of $70.4 million includes a credit for income taxes of $39.7 million, representing the tax benefit from offsetting a portion of the loss against otherwise taxable capital gains.

        The condensed consolidated balance sheet at December 31, 2003 included the following assets and liabilities related to the discontinued operations:

Balance at December 31, 2003
Assets:
Inventories	$155.0
Accounts receivable	112.1
Other current assets	14.8

Total current assets	281.9
Goodwill	151.1
Other long-term assets	79.2
Net property, plant and equipment	729.2

Total assets	$1,241.4

Liabilities:
Accounts payable and other current liabilities	$103.0
Other long-term liabilities	64.0

Total liabilities	$167.0

21.    Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the Acquisition. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 5). In order to secure the European Commission's approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants. The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

        The Acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and cost reductions. This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in additional charges to operations. As of December 31, 2004, the Company has determined to reduce capacity in one of the acquired plants. During the first half of 2005, the Company expects to conclude the evaluation of its acquired capacity.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at December 31, 2004, is preliminary and includes €577.6 million ($786.6 million at December 31, 2004 exchange rate) of goodwill representing the unallocated portion of the purchase price. The Company expects that the valuation process will be completed no later than the second quarter of 2005. The accompanying Condensed Consolidated Results of Operations for the year ended December 31, 2004, included six months and ten days of BSN operations.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed:

June 21, 2004
Inventories	$294.7
Accounts receivable	197.8
Other current assets (excluding cash acquired)	31.8

Total current assets	524.3
Goodwill	696.0
Other long-term assets	121.5
Net property, plant and equipment	670.9

Assets acquired	$2,012.7
Accounts payable and other current liabilities	(410.6)
Other long-term liabilities	(334.6)

Aggregate purchase costs	$1,267.5

        The assets above include $71.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 8 to 12 years. The liabilities above include $72.7 million for the initial estimated costs of certain actions discussed above, substantially all of which relates to employee termination costs and related fringe benefits.

22.    Pro Forma Information—Acquisition of BSN Glasspack, S.A.

        Had the Acquisition described in Note 21 and the related financing described in Note 5 occurred at the beginning of each respective period, pro forma consolidated net sales and net earnings would have been as follows:

	Year ended December 31, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$6,128.4	$752.5		$6,880.9

Earnings from continuing operations	$256.4	$17.6	$(6.4)	$267.6

	Year ended December 31, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$4,975.6	$1,417.5		$6,393.1

Loss from continuing operations	$(37.6)	$28.9	$(18.5)	$(27.2)

        The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million. The 2004 and 2003 earnings include estimated amortization related to the $71.1 million of intangible assets recorded for customer relationships. At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004 and $3.6 million (net of tax) for 2003.

23.    Accounts Receivable Securitization Program

        As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services. The program was entered into by BSN in order to provide lower interest costs on a portion of its financing. In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the "fund") created in accordance with French Law. This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales ("GTI") and managed by GTI, provides for an aggregate securitization volume of up to €210 million.

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed €210 million ($286.0 million at December 31, 2004). At December 31, 2004, the Company had $207.0 million of receivables that were sold in this program. For the period from June 21, 2004 through December 31, 2004, the Company received $795.9 million from the sale of receivables to the fund and paid interest of approximately $3.6 million.

        BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

24.    Financial Information for Subsidiary Guarantors and Non-Guarantors

        The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois Group, Inc. (the "Parent"); (2) Owens-Brockway Glass Container Inc. (the "Issuer"); (3) those domestic subsidiaries that guarantee the 8 7/8%, 8 3/4% and 7 3/4% Senior Secured Notes of the Issuer and the 8 1/4%, 6 3/4%, and 6 3/4% Euro Senior Notes of the Issuer (the "Guarantor Subsidiaries"); and (4) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several. The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

        Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	December 31, 2004
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$63.4	$55.9	$702.0	$—	$821.3
Inventories		152.2	64.4	901.7	(0.6)	1,117.7
Other current assets		(0.2)	86.3	316.0	0.2	402.3

Total current assets	—	215.4	206.6	1,919.7	(0.4)	2,341.3
Investments in and advances to subsidiaries	3,202.5	4,242.9	(59.3)		(7,386.1)	—
Goodwill		567.8	235.4	2,205.9		3,009.1
Other non-current assets		220.0	1,057.6	431.5	(7.1)	1,702.0

Total other assets	3,202.5	5,030.7	1,233.7	2,637.4	(7,393.2)	4,711.1
Property, plant and equipment, net		647.2	340.9	2,509.6		3,497.7

Total assets	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

Current liabilities:
Accounts payable and accrued liabilities	$—	$242.6	$274.8	$1,030.0	$(3.4)	$1,544.0
Short-term loans and long-term debt due within one year	112.4		0.1	80.0		192.5

Total current liabilities	112.4	242.6	274.9	1,110.0	(3.4)	1,736.5
Long-term debt	1,050.0	3,478.7	11.0	632.3		5,172.0
Other non-current liabilities and minority interests		83.5	381.3	1,131.9	4.8	1,601.5
Investments by and advances from parent		2,088.5	1,114.0	4,192.5	(7,395.0)	—
Share owner's equity	2,040.1					2,040.1

Total liabilities and share owner's equity	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

	December 31, 2003
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$68.2	$43.4	$546.0	$—	$657.6
Inventories		184.4	78.7	593.2	(1.2)	855.1
Other current assets		3.4	68.1	193.2	1.2	265.9
Assets of discontinued operations			235.3	46.6		281.9

Total current assets	—	256.0	425.5	1,379.0	—	2,060.5
Investments in and advances to subsidiaries	2,957.0	2,801.0	35.7		(5,793.7)	—
Goodwill		544.1	221.3	1,365.8		2,131.2
Other non-current assets		270.3	1,066.1	326.0	(4.9)	1,657.5
Assets of discontinued operations			894.9	62.5		957.4

Total other assets	2,957.0	3,615.4	2,218.0	1,754.3	(5,798.6)	4,746.1
Property, plant and equipment, net		577.7	368.4	1,711.7		2,657.8

Total assets	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

Current liabilities:
Accounts payable and accrued liabilities	$—	$234.0	$208.1	$552.5	$(1.6)	$993.0
Short-term loans and long-term debt due within one year	36.5		0.1	55.8		92.4
Liabilities of discontinued operations			71.6	31.4		103.0

Total current liabilities	36.5	234.0	279.8	639.7	(1.6)	1,188.4
Liabilities of discontinued operations			59.3	4.7		64.0
Long-term debt	1,398.4	3,365.0	0.7	569.0		5,333.1
Other non-current liabilities and minority interests		51.3	513.9	786.3	5.3	1,356.8
Investments by and advances from parent		798.8	2,158.2	2,845.3	(5,802.3)	—
Share owner's equity	1,522.1					1,522.1

Total liabilities and share owner's equity	$2,957.0	$4,449.1	$3,011.9	$4,845.0	$(5,798.6)	$9,464.4

	Year ended December 31, 2004
Results of Operations	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,620.4	$615.7	$3,970.6	$(78.3)	$6,128.4
Interest		0.1	1.5	13.7		15.3
Equity earnings from subsidiaries	256.4	301.1	10.1		(567.6)	—
Other equity earnings		10.9	10.3	6.6		27.8
Other revenue		56.6	33.8	68.5	(67.0)	91.9

Total revenue	256.4	1,989.1	671.4	4,059.4	(712.9)	6,263.4
Manufacturing, shipping, and delivery		1,341.4	472.3	3,220.1	(115.4)	4,918.4
Research, engineering, selling, administrative, and other		101.6	150.3	255.1	0.2	507.2
Net intercompany interest	(68.6)	(36.9)	79.9	25.6		—
Other interest expense	68.6	248.6	2.3	155.4		474.9

Total costs and expense	—	1,654.7	704.8	3,656.2	(115.2)	5,900.5
Earnings (loss) from continuing operations before items below	256.4	334.4	(33.4)	403.2	(597.7)	362.9
Provision (benefit) for income taxes		46.8	(34.2)	60.7	0.3	73.6
Minority share owners' interests in earnings of subsidiaries				31.3	1.6	32.9

Earnings from continuing operations	256.4	287.6	0.8	311.2	(599.6)	256.4
Net earnings from discontinued operations	64.0		61.8	2.2	(64.0)	64.0

Net earnings	$320.4	$287.6	$62.6	$313.4	$(663.6)	$320.4

	Year ended December 31, 2003
Results of Operations	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,597.0	$608.8	$2,871.9	$(102.1)	$4,975.6
Interest		0.7	1.4	18.3		20.4
Equity earnings from subsidiaries	(37.6)	42.8	8.3		(13.5)	—
Other equity earnings		8.1	10.7	8.3		27.1
Other revenue		49.3	3.8	21.6	(32.0)	42.7

Total revenue	(37.6)	1,697.9	633.0	2,920.1	(147.6)	5,065.8
Manufacturing, shipping, and delivery		1,322.2	457.4	2,320.1	(131.8)	3,967.9
Research, engineering, selling, administrative, and other		115.0	188.4	352.8	(0.1)	656.1
Net intercompany interest	(59.5)	3.0	45.6	10.9		—
Other interest expense	59.5	238.2	15.7	116.4		429.8

Total costs and expense	—	1,678.4	707.1	2,800.2	(131.9)	5,053.8
Earnings (loss) from continuing operations before items below	(37.6)	19.5	(74.1)	119.9	(15.7)	12.0
Provision (benefit) for income taxes		(0.6)	(29.3)	54.2	(0.5)	23.8
Minority share owners' interests in earnings of subsidiaries				24.7	1.1	25.8

Earnings (loss) from continuing operations	(37.6)	20.1	(44.8)	41.0	(16.3)	(37.6)
Net (loss) earnings from discontinued operations	(660.7)		(670.8)	10.1	660.7	(660.7)

Net (loss) earnings	$(698.3)	$20.1	$(715.6)	$51.1	$644.4	$(698.3)

	Year ended December 31, 2002
Results of Operations	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,625.3	$595.8	$2,499.8	$(99.7)	$4,621.2
Interest			1.9	20.9		22.8
Equity earnings from subsidiaries	264.8	181.3	20.8		(466.9)	—
Other equity earnings		13.3	5.6	8.1		27.0
Other revenue		47.7	12.2	32.2	(31.9)	60.2

Total revenue	264.8	1,867.6	636.3	2,561.0	(598.5)	4,731.2
Manufacturing, shipping, and delivery		1,261.8	426.0	2,004.5	(119.4)	3,572.9
Research, engineering, selling, administrative, and other		82.7	138.8	152.1		373.6
Net intercompany interest	(83.0)	82.0	(5.1)	6.1		—
Other interest expense	83.0	126.6	45.1	117.5		372.2

Total costs and expense	—	1,553.1	604.8	2,280.2	(119.4)	4,318.7
Earnings from continuing operations before items below	264.8	314.5	31.5	280.8	(479.1)	412.5
Provision for income taxes	(5.8)	52.6	3.3	62.4	3.9	116.4
Minority share owners' interests in earnings of subsidiaries				23.8	1.7	25.5

Earnings from continuing operations before cumulative effect of accounting change	270.6	261.9	28.2	194.6	(484.7)	270.6
Net earnings from discontinued operations	38.0		30.5	7.5	(38.0)	38.0
Cumulative effect of accounting change	(460.0)	(47.0)	(413.0)	(57.1)	517.1	(460.0)
Net income (loss)	$(151.4)	$214.9	$(354.3)	$145.0	$(5.6)	$(151.4)

	Year ended December 31, 2004
Cash Flows	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$—	$156.0	$30.4	$662.3	$(65.2)	$783.5
Investing Activities:
Additions to property, plant, and equipment		(130.7)	(48.7)	(282.4)		(461.8)
Acquisitions, net of cash acquired				(630.3)		(630.3)
Proceeds from sales		2.8	1,182.5	245.6		1,430.9

Cash provided by (used in) investing activities	—	(127.9)	1,133.8	(667.1)	—	338.8
Financing Activities:
Net change in payable to OI Inc.	(274.1)					(274.1)
Net distribution to OI Inc.	(167.7)					(167.7)
Change in intercompany transactions	441.8	(125.9)	(1,149.0)	768.6	64.5	—
Change in short term debt				(23.2)		(23.2)
Payments of long term debt		(1,320.4)	(0.3)	(1,290.6)		(2,611.3)
Borrowings of long term debt		1,443.7	10.5	670.9		2,125.1
Net payments for debt-related hedging activity				(25.9)		(25.9)
Payment of finance fees		(25.7)		(8.7)		(34.4)

Cash provided by (used in) financing activities	—	(28.3)	(1,138.8)	91.1	64.5	(1,011.5)
Effect of exchange rate change on cash				3.7		3.7

Net change in cash	—	(0.2)	25.4	90.0	(0.7)	114.5
Cash at beginning of period	—	0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$(0.0)	$32.2	$245.7	(0.0)	$277.9

	Year ended December 31, 2003
Cash Flows	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$—	$62.8	$15.3	$417.6	$49.8	$545.5
Investing Activities:
Additions to property, plant, and equipment		(60.4)	(110.6)	(260.5)		(431.5)
Proceeds from sale of notes receivable				163.0		163.0
Acquisitions, net of cash acquired						—
Proceeds from sales		4.2	46.3	16.2		66.7

Cash used in investing activities	—	(56.2)	(64.3)	(81.3)	—	(201.8)
Financing Activities:
Net change in payable to OI Inc.	(263.5)					(263.5)
Net distribution to OI Inc.	(210.3)					(210.3)
Change in intercompany transactions	473.8	(1,385.3)	699.0	261.6	(49.1)	(0.0)
Change in short term debt				(28.0)		(28.0)
Payments of long term debt		(642.6)	(666.6)	(490.7)		(1,799.9)
Borrowings of long term debt		1,974.6		179.9		2,154.5
Net payments for debt-related hedging activity		74.2		(197.3)		(123.1)
Payment of finance fees		(27.4)	(0.8)	(16.3)		(44.5)

Cash provided by (used in) financing activities	—	(6.5)	31.6	(290.8)	(49.1)	(314.8)
Effect of exchange rate change on cash				8.1		8.1

Net change in cash	—	0.1	(17.4)	53.6	0.7	37.0
Cash at beginning of period	—	0.1	24.2	102.1	—	126.4

Cash at end of period	$—	$0.2	$6.8	$155.7	$0.7	$163.4

	Year ended December 31, 2002
Cash Flows	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$—	$104.2	$188.7	$506.5	$—	$799.4
Investing Activities:
Additions to property, plant, and equipment		(83.5)	(138.4)	(274.1)		(496.0)
Acquisitions, net of cash acquired				(17.6)		(17.6)
Proceeds from sales		3.2	22.3	13.5		39.0

Cash used in investing activities	—	(80.3)	(116.1)	(278.2)	—	(474.6)
Financing Activities:
Net distribution to OI Inc.	(211.0)					(211.0)
Change in intercompany transactions	211.0	(367.7)	118.0	38.7		—
Change in short term debt				17.5		17.5
Payments of long term debt		(1,346.9)	(188.8)	(655.1)		(2,190.8)
Borrowings of long term debt		1,718.5	0.1	410.7		2,129.3
Collateral deposits for certain derivatives				(70.9)		(70.9)
Payment of finance fees		(27.7)				(27.7)

Cash used in financing activities	—	(23.8)	(70.7)	(259.1)	—	(353.6)
Effect of exchange rate change on cash				(0.4)		(0.4)

Net change in cash	—	0.1	1.9	(31.2)	—	(29.2)
Cash at beginning of period		—	22.3	133.3		155.6

Cash at end of period	$—	$0.1	$24.2	$102.1	$—	$126.4

Selected Quarterly Financial Data (unaudited)

        The following tables present selected financial data by quarter for the years ended December 31, 2004 and 2003:

	2004(a)
	First Quarter(b)	Second Quarter(b)	Third Quarter(b)	Fourth Quarter	Year to Date
Net sales	$1,267.6	$1,417.3	$1,717.8	$1,725.7	$6,128.4

Gross profit	$257.4	$284.0	$339.1	$329.5	$1,210.0

Earnings (loss) from continuing operations(c)	47.2	83.9	73.1	52.2	256.4
Net earnings (loss) of discontinued operations	7.6	(1.3)	3.3	54.4	64.0

Net earnings	$54.8	$82.6	$76.4	$106.6	$320.4

(a)
Amounts related to the Company's plastic blow-molded container business have been reclassified to discontinued operations as a result of the October 2004 sale of that business.

(b)
During the fourth quarter of 2004, the Company determined that certain commodity futures contracts did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. As a result, the mark to market gains on certain contracts that previously were deferred through September 30, 2004, are reflected as increases in net earnings for each of the first three quarters of 2004 compared to amounts originally reported for those periods.

(c)
Amount for the first quarter includes a gain of $8.9 million ($5.8 million after tax) from the mark to market effect of certain commodity futures contracts compared to amounts originally reported.

  Amount for the second quarter includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property.

  Amount for the second quarter includes a gain of $0.9 million ($0.6 million after tax) from the mark to market effect of certain commodity futures contracts compared to amounts originally reported.

  Amount for the third quarter includes a gain of $11.3 million ($7.4 million after tax) from the mark to market effect of certain commodity futures contracts compared to amounts originally reported.

  Amount for the fourth quarter includes a gain of $31.0 million ($13.1 million after tax) for the sale of certain real property.

  Amount for fourth quarter includes charges totaling $53.4 million ($36.1 million after tax) for the following:(1) $28.0 million ($18.3 million after tax) for note repurchase premiums; (2) $16.2 million ($10.6 million after tax) from the mark to market effect of certain commodity futures contracts; (3) $6.4 million ($5.4 million after tax) for restructuring a life insurance program in order to comply with recent statutory and tax regulation changes; and (4) $2.8 million ($1.8 million after tax) for write-off of finance fees related to debt that was repaid prior to its maturity.

  Amount for the fourth quarter includes a benefit of $33.1 million for a tax consolidation in the Australian glass business.

	2003(d)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales	$1,123.4	$1,274.7	$1,313.4	$1,264.1	$4,975.6

Gross profit	$209.8	$264.1	$294.8	$239.0	$1,007.7

Earnings (loss) from continuing operations(e)	29.1	5.2	27.7	(99.6)	(37.6)
Net earnings (loss) of discontinued operations	5.3	11.8	1.2	(679.0)	(660.7)

Net earnings (loss)	$34.4	$17.0	$28.9	$(778.6)	$(698.3)

(d)
Amounts related to the Company's plastic blow-molded container business have been reclassified to discontinued operations as a result of the October 2004 sale of that business.

(e)
Amount for the second quarter includes charges of $13.2 million ($8.2 million after tax) for note repurchase premiums, $1.3 million ($0.9 million after tax) for the write-off of finance fees related to debt that was repaid prior to its maturity and $37.4 million ($37.4 million after tax) for the loss on the sale of long-term notes receivable.

  Amount for the third quarter includes charges of $37.4 million ($23.4 million after tax) for the estimated loss on the sale of the specialty closure assets and $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory.

  Amount for fourth quarter includes charges totaling $140.9 million ($119.4 million after tax) for the following: (1) $50.0 million write-down of an equity investment in a soda ash mining operation;(2) $43.0 million ($30.1 million after tax) for the write-down of Plastics Packaging assets in the Asia Pacific region; (3) $23.9 million ($17.4 million after tax) for the shutdown of the Perth, Australia glass container factory; (4) $20.1 million ($19.5 million after tax) for the shutdown of the Milton, Ontario glass container factory; and (5) $3.9 million ($2.4 million after tax) for an additional loss on the sale of certain closures assets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

        None.

ITEM 9.(A).    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to its consolidated subsidiaries.

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The management of Owens-Illinois Group, Inc. (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment management used the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

        The scope of management's assessment as of December 31, 2004 did not include an assessment of the internal control over financial reporting for BSN Glasspack, which was acquired by the Company in a purchase business combination on June 21, 2004. The acquired business represents 21% of the Company's 2004 consolidated total assets and 12.5% of the Company's 2004 consolidated net sales. The scope of management's assessment on internal control over financial reporting for fiscal 2005 will include the acquired BSN Glasspack operations.

        Based on this assessment, using the criteria above, management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2004.

        Owens Illinois Group, Inc.'s independent registered public accounting firm, Ernst & Young LLP, that audited the Company's consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Illinois Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Owens-Illinois Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Owens-Illinois Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BSN Glasspack, which is included in the consolidated financial statements of Owens-Illinois Group, Inc. and constituted 21% of consolidated total assets as of December 31, 2004 and 12.5% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of Owens-Illinois Group, Inc. also did not include an evaluation of the internal control over financial reporting of BSN Glasspack.

        In our opinion, management's assessment that Owens-Illinois Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of results of operations, share owner's equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                      Ernst & Young LLP

Toledo, Ohio
March 15, 2005

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to principal accounting fees and services comprising the fees for OI Inc., including accounting fees and services for the Company, is included in OI Inc.'s Proxy Statement in the section entitled "Independent Registered Public Accounting Firm" and such information is incorporated herein by reference.

        Information with respect to OI Inc.'s Audit Committee's policies and procedures pertaining to pre-approval of audit and non-audit services rendered by its independent registered public accounting firm is included in OI Inc.'s Proxy Statement in the section entitled "Independent Registered Public Accounting Firm" and such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15.(A).    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Page
(i) Registrant
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets at December 31, 2004 and 2003	48-49
For the years ended December 31, 2004, 2003, and 2002
Consolidated Results of Operations	47
Consolidated Share Owners' Equity	50
Consolidated Cash Flows	51
Notes to the Consolidated Financial Statements	52-101
Exhibit Index	109-115
Financial Statement Schedule	Schedule Page
For the years ended December 31, 2004, 2003, and 2002:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	115

ITEM 15.(b).    REPORTS ON FORM 8-K

        On November 16, 2004, the Registrant furnished a Form 8-K (Item 7.01) which included a press release dated November 15, 2004 announcing that Owens-Brockway Glass Container Inc., a wholly-owned subsidiary of the Company, intends to offer senior notes in a private offering.

        On November 22, 2004, the Registrant furnished a Form 8-K (Items 7.01 and 9.01) which included restated financial and other data for the blow-molded plastics operations that were sold on October 7, 2004. It also included an updated updated Management's Discussion and Analysis of Financial Condition and Results of Operations.

        On November 24, 2004, the Registrant furnished a Form 8-K (Item 7.01) which included a press release dated November 22, 2004 announcing that Owens-Brockway Glass Container Inc., a wholly-owned subsidiary of the Company, intends to offer $650 million aggregate principal amount of senior notes due 2014 denominated in U.S. Dollars and Euros in a private offering.

        On December 7, 2004, the Registrant filed a Form 8-K (Items 1.01, 2.03 and 9.01) which announced that Owens-Brockway Glass Container Inc. ("OBGC"), a wholly-owned subsidiary of the Company, completed an offering of $400,000,000 of 6 3/4% Senior Notes due 2014 and €225,000,000 of 6 3/4% Senior Notes due 2014.

ITEM 15.(C).    EXHIBIT INDEX

S-K Item 601 No.		Document
3.1	—	Restated Certificate of Incorporation of Owens-Illinois, Inc. (filed as Exhibit 3.1 to Owens-Illinois, Inc.'s Form S-2, File No. 33-43224, and incorporated herein by reference).
3.2	—	Bylaws of Owens-Illinois, Inc., as amended (filed as Exhibit 3.2 to Owens-Illinois, Inc.'s Form S-2, File No. 33-43224, and incorporated herein by reference).
3.3	—
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
4.4	—
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
Second Supplemental Indenture, dated as of December 1, 2004 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Inc.'s Form 8-K dated December 1, 2004, File No. 1-9576, and incorporated herein by reference).
4.12	—
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Convertible Preferred Stock of Owens-Illinois, Inc., dated May 15, 1998 (filed as Exhibit 4.10 to Owens-Illinois Inc.'s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).
4.13	—
Third Amended and Restated Secured Credit Agreement, dated as of October 7, 2004, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower's Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.2 to Owens-Illinois Inc.'s Form 8-K dated October 7, 2004, File No. 1-9576, and incorporated herein by reference)
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
First Amendment to Amended and Restated Intercreditor Agreement, dated as of March 15, 2004, by and among Deutsche Bank Trust Company Americas, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.'s Form 10-Q for the quarter ended March 31, 2004, File No. 33-13061, and incorporated herein by reference).

4.16	—
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
First Amendment to Amended and Restated Pledge Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.3 to Owens-Illinois Group, Inc.'s Form 10-Q for the quarter ended March 31, 2004, File No. 33-13061, and incorporated herein by reference).
4.18	—
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
4.19	—
First Amendment to Amended and Restated Security Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.'s Form 10-Q for the quarter ended March 31, 2004, File No. 33-13061, and incorporated herein by reference).
4.20	—
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
4.23	—
Third Supplemental Indenture, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.'s Form S-4, File No. 333-103263, and incorporated herein by reference).
4.24	—
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
4.26	—
Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Owens-Illinois Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).
4.27	—
Form of Indenture, dated as of December 1, 2004, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.'s Form 8-K dated December 1, 2004, File No. 33-13061, and incorporated herein by reference).
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
10.8*	—
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
10.10*	—
Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2000, File No. 1-9576, and incorporated herein by reference.)
10.11*	—
Form of Non-Qualified Stock Option Agreement for use under the Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).
10.12*	—
Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.16 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).
10.13*	—
First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.4 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).
10.14*	—
Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.15*	—
First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).
10.16*	—
Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).
10.17*	—
Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.18*	—
First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).
10.19*	—
Form of Non-Qualified Stock Option Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.3 to Owens-Illinois, Inc.'s Form S-8, File No. 333-47691, and incorporated herein by reference).
10.20*	—
Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 4.4 to Owens-Illinois, Inc.'s Form S-8, File No. 333-47691, and incorporated herein by reference).
10.21*	—
Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

10.22*	—
Amendment to Form of Restricted Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.26 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2001, File No. 1-9576, and incorporated herein by reference).
10.23*	—
Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).
10.24*	—
Amendment to Form of Phantom Stock Agreement for use under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.28 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2001, File No. 1-9576, and incorporated herein by reference).
10.25*	—
Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).
10.26*	—
Employment agreement between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2004, File No. 1-9576, and incorporated herein by reference).
10.27*	—
Amendment dated March 10, 2005 to the employment agreement between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 filed as Exhibit 10.27 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference.
10.28*	—
Restricted Stock Agreement under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2004, File No. 1-9576, and incorporated herein by reference).
10.29*	—
Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.3 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended March 31, 2004, File No. 1-9576, and incorporated herein by reference).
10.30*	—
2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).
10.31*	—	Owens-Illinois, Inc. Incentive Bonus Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.'s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).
10.32*	—
Owens-Illinois 2004 Executive Life Insurance Plan filed as Exhibit 10.32 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference.

10.33*	—
Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees filed as Exhibit 10.33 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference.
10.34*	—
Second Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan filed as Exhibit 10.34 to Owens-Illinois, Inc.'s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference.
12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois Group, Inc. (filed herewith).
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

*
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

ITEM 15.(D).    SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)
Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2004, 2003 and 2002.

2)
Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2004, 2003 and 2002.

3)
Financial statements of OI Plastic Products FTS, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2004, 2003 and 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Brockway Packaging, Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles.

        As discussed in Note 23 to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
March 15, 2005

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Revenues:
Net sales	$5,522.3	$4,409.0	$4,058.9
Other revenue	131.6	86.5	104.4

	5,653.9	4,495.5	4,163.3
Costs and expenses:
Manufacturing, shipping, and delivery	4,455.3	3,549.6	3,178.3
Research and development	15.2	15.7	9.7
Engineering	34.1	35.5	37.4
Selling and administrative	267.2	197.8	175.6
Net intercompany interest	0.6	30.6	88.6
Other interest expense	403.7	352.9	257.6
Other	48.1	219.3	22.9

	5,224.2	4,401.4	3,770.1

Earnings before items below	429.7	94.1	393.2
Provision for income taxes	109.1	48.2	105.8
Minority share owners' interests in earnings of subsidiaries	33.0	25.8	25.5

Earnings before cumulative effect of accounting change	287.6	20.1	261.9
Cumulative effect of accounting change			(47.0)

Net earnings	$287.6	$20.1	$214.9

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

	December 31,
	2004	2003
Assets
Current assets:
Cash, including time deposits of $149.0 ($77.6 in 2003)	$251.6	$150.6
Receivables including amount from related parties of $0.1 ($9.5 in 2003), less allowances of $29.0 ($23.6 in 2003) for losses and discounts	761.0	628.3
Inventories	1,051.7	779.9
Prepaid expenses	62.9	38.5

Total current assets	2,127.2	1,597.3
Other assets:
Equity investments	106.9	131.0
Repair parts inventories	185.2	171.2
Prepaid pension	18.5	22.3
Deposits, receivables, and other assets	384.4	325.4
Goodwill	2,799.6	1,919.6

Total other assets	3,494.6	2,569.5
Property, plant, and equipment:
Land, at cost	155.0	137.9
Buildings and equipment, at cost:
Buildings and building equipment	804.2	637.4
Factory machinery and equipment	4,273.5	3,385.0
Transportation, office, and miscellaneous equipment	103.3	102.2
Construction in progress	167.7	110.7

	5,503.7	4,373.2
Less accumulated depreciation	2,352.5	2,063.0

Net property, plant, and equipment	3,151.2	2,310.2

Total assets	$8,773.0	$6,477.0

	December 31,
	2004	2003
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$18.2	$28.6
Accounts payable including amount to related parties of $0.5 ($25.1 in 2003)	774.7	427.1
Salaries and wages	158.0	101.6
U.S. and foreign income taxes	48.9	19.1
Other accrued liabilities	286.7	266.5
Long-term debt due within one year	61.8	27.2

Total current liabilities	1,348.3	870.1
External long-term debt	4,111.0	3,934.0
Deferred taxes	209.6	152.6
Other liabilities	845.5	560.0
Minority share owners' interests	170.1	161.6
Net Parent investment:
Investment by and advances from Parent	2,020.6	997.0
Accumulated other comprehensive loss	67.9	(198.3)

Total net Parent investment	2,088.5	798.7

Total liabilities and net Parent investment	$8,773.0	$6,477.0

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED NET PARENT INVESTMENT

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Investment by and advances to Parent
Balance at beginning of year	$997.0	$2,154.0	$2,276.1
Net intercompany transactions	736.0	(1,177.1)	(337.0)
Net earnings	287.6	20.1	214.9

Balance at end of year	2,020.6	997.0	2,154.0

Accumulated other comprehensive loss
Balance at beginning of year	(198.3)	(541.0)	(547.9)
Foreign currency translation adjustments	294.8	363.2	93.7
Change in minimum pension liability, net of tax	(27.5)	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.1)	(1.2)	4.7

Balance at end of year	67.9	(198.3)	(541.0)

Total net Parent investment	$2,088.5	$798.7	$1,613.0

Total comprehensive income (loss)
Net earnings	$287.6	$20.1	$214.9
Foreign currency translation adjustments	294.8	363.2	93.7
Change in minimum pension liability, net of tax	(27.5)	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.1)	(1.2)	4.7

Total comprehensive income	$553.8	$362.8	$221.8

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY PACKAGING, INC.

CONSOLIDATED CASH FLOWS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net earnings before cumulative effect of accounting change	$287.6	$20.1	$261.9
Non-cash charges (credits):
Depreciation	384.0	341.3	302.3
Amortization of deferred costs	35.2	34.2	32.2
Deferred tax provision (credit)	11.4	(3.0)	45.1
Restructuring costs and writeoffs of certain assets		165.5
Loss on sale of long-term notes receivable		37.4
Gains on asset sales	(51.6)
Other	(70.0)	(53.9)	(104.1)
Change in non-current operating assets	12.9	(17.5)	(6.3)
Change in non-current liabilities	(10.1)	(8.2)	(6.5)
Change in components of working capital	181.6	(41.2)	36.1

Cash provided by operating activities	781.0	474.7	560.7
Investing activities:
Additions to property, plant and equipment	(407.6)	(312.2)	(341.6)
Acquisitions, net of cash acquired	(630.3)		(15.3)
Proceeds from sale on long-term notes receivable		163.0
Net cash proceeds from divestitures and other	257.8	20.4	17.3

Cash utilized in investing activities	(780.1)	(128.8)	(339.6)
Financing activities:
Additions to long-term debt	2,114.6	2,154.4	2,129.2
Repayments of long-term debt	(2,611.1)	(1,133.2)	(2,002.0)
Increase (decrease) in short-term loans	(23.2)	(28.0)	17.4
Net change in intercompany debt	675.8	(1,127.2)	(295.2)
Net payments for debt-related hedging activity	(25.9)	(123.2)	(70.9)
Payment of finance fees	(34.4)	(43.8)	(27.7)

Cash provided by (utilized in) financing activities	95.8	(301.0)	(249.2)
Effect of exchange rate fluctuations on cash	4.3	7.9	1.2

Increase (decrease) in cash	101.0	52.8	(26.9)
Cash at beginning of year	150.6	97.8	124.7

Cash at end of year	$251.6	$150.6	$97.8

See Accompanying Notes to Consolidated Financial Statements.

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

        Relationship with Owens-Illinois Group, Inc. and Owens-Illinois, Inc.    The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. ("OI Group") and an indirect subsidiary of and Owens-Illinois, Inc. ("OI Inc."). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

        For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

        Nature of Operations    The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 22 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5% and 12.8% of the Company's sales in 2003, and 2002 respectively.

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

        Derivative Instruments    The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. Whenever possible, hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 8 for additional information related to derivative instruments.

        Inventory Valuation    The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

        Goodwill    Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

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

        Property, Plant, and Equipment    Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2004	2003	2002
Decrease (increase) in current assets:
Receivables	$75.7	$42.9	$(28.1)
Inventories	83.8	(29.1)	(49.5)
Prepaid expenses	32.4	2.7	(10.0)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	36.1	(64.2)	106.4
Salaries and wages	(0.9)	(6.2)	4.5
U.S. and foreign income taxes	(45.5)	12.7	12.8

	$181.6	$(41.2)	$36.1

3.    Inventories

        Major classes of inventory are as follows:

	2004	2003
Finished goods	$890.6	$650.7
Work in process	6.4	7.9
Raw materials	77.5	64.6
Operating supplies	77.2	56.7

	$1,051.7	$779.9

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $15.1 million and $17.2 million, at December 31, 2004 and 2003, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2004 and 2003 were approximately $917.4 million and $617.0 million, respectively.

4.    Equity Investments

        Summarized information pertaining to the Company's equity associates follows:

	2004	2003
At end of year:
Equity in undistributed earnings:
Foreign	$12.9	$88.3
Domestic	17.6	13.9

Total	$30.5	$102.2

Equity in cumulative translation adjustment	$—	$(38.2)

	2004	2003	2002
For the year:
Equity in earnings:
Foreign	$15.2	$15.1	$8.5
Domestic	10.9	9.9	17.6

Total	$26.1	$25.0	$26.1

Dividends received	$12.8	$31.1	$29.0

5.    External Long-Term Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2004 and 2003:

	2004	2003
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$30.1	$—
Term Loans
A1 Term Loan	315.0	460.0
B1 Term Loan	226.8	840.0
C1 Term Loan	190.6
C2 Term Loan (€47.5 million)	64.7
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	444.1	450.0
6.75%, due 2014	400.0
6.75%, due 2014 (€225 million)	306.4
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4
9.25%, due 2009 (€0.4 million)	0.6
Other	102.1	136.2

	4,172.8	3,961.2
Less amounts due within one year	61.8	27.2

External long-term debt	$4,111.0	$3,934.0

        On October 7, 2004, in connection with the sale of OI Inc.'s blow-molded plastic container operations, the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the "Agreement"). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. At December 31, 2004, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $315.0 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $226.8 million B1 term loan, and $190.6 million C1 term loan, and a €47.5 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was canceled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        At December 31, 2004, the Company's subsidiary borrowers had unused credit of $404.8 million available under the Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 2.25% to 2.75% for Eurodollar loans and 1.25% to 1.75% for Base Rate loans. The interest rate on Overdraft Account loans is the Base

Rate. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2004 was 5.09%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and European subsidiaries, as discussed in Note 9, the weighted average interest rate at December 31, 2004 was 5.40%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.3 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by the Company and substantially all of its domestic subsidiaries and certain foreign subsidiaries for the term of the Agreement.

        The Third Amended and Restated Secured Credit Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Third Amended and Restated Secured Credit Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum fixed charge coverage ratios, maximum leverage ratios and specified capital expenditure tests.

        As part of the BSN Acquisition, the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes were due August 1, 2009 and had a face amount of €140.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €147.7 million. The 9.25% senior subordinated notes were due August 1, 2009 and had a face amount of €160 million at the acquisition date and were recorded at the acquisition date at a fair value of €168.0 million. The majority of these notes were repurchased in the fourth quarter of 2004 as discussed below.

        During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million. The notes bear interest at 6.75%, and are due December 1, 2014. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes. The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of the $350.0 million of OI Inc.'s 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009. As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $22.8 million for note repurchase premiums and the related write-off of unamortized finance fees.

        During May 2003, a subsidiary of the Company issued Senior Secured Notes totaling $450.0 million and Senior Notes totaling $450.0 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The issuing subsidiary used the net proceeds from the notes of approximately $880.0 million to purchase in a tender offer $263.5 million of OI Inc.'s $300.0 million 7.85% Senior Notes due 2004 and to repay borrowings under the previous credit agreement. Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $12.6 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        Annual maturities for all of the Company's long-term debt through 2009 are as follows: 2005, $61.8 million; 2006, $30.7 million; 2007, $370.7 million; 2008, $474.0 million; and 2009, $1005.9 million.

        Interest paid in cash, including note repurchase premiums, aggregated $434.7 million for 2004, $324.8 million for 2003, and $204.1 million for 2002.

        Fair values at December 31, 2004, of the Company's significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Secured Notes:
8.875%, due 2009	$1,000.0	108.75	$1,087.5
7.75%, due 2011	450.0	108.75	489.4
8.75%, due 2012	625.0	112.50	703.1
Senior Notes:
8.25%, due 2013	450.0	110.25	496.1	$444.1
6.75%, due 2014	400.0	101.75	407.0
6.75%, due 2014 (€225 million)	306.4	105.50	323.3
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4	105.13	18.3
9.25%, due 2009 (€0.4 million)	0.6	100.00	0.6

6.    Guarantees of Debt

        OI Group and the Company guarantee OI Inc.'s senior notes and debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $1,214.9 at December 31, 2004.

7.    Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $66.3 million in 2004, $68.8 million in 2003, and $54.7 million in 2002. Minimum future rentals under operating leases are as follows: 2005, $68.2 million; 2006, $47.2 million; 2007, $38.3 million; 2008, $26.6 million; and 2009, $20.7 million; and 2010 and thereafter, $24.6 million.

8.    Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.4) million in 2004, $2.2 million in 2003, and $0.4 million in 2002.

9.    Derivative Instruments

        At December 31, 2004, the Company has the following derivative instruments related to its various hedging programs:

Fair Value Hedges of Debt

        The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for €47.5 million borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        At the end of 2004, the Company's subsidiary in Australia had agreements that swap a total of U.S. $455 million of borrowings into 702 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2005 through March 2006.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap both the interest and principal amount of borrowings.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2004, the amount not offset was immaterial. The fair values are included with other long term liabilities on the balance sheet.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

        In connection with debt refinancing in late December 2004, the Company's subsidiary in France borrowed approximately €91 million from Owens-Brockway Glass Container ("OBGC"), a U.S. subsidiary of the Company. In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, OBGC entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also converts the final principal payment in December 2009 from €91 million to approximately $120.7 million U.S. dollars.

        The Company accounts for the above foreign currency exchange contract on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The fair values are included with other long term liabilities on the balance sheet.

        The above foreign currency exchange contract is accounted for as a cash flow hedge at December 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2004, the amount included in OCI related to this foreign currency exchange contract was not material. The ineffectiveness related to this hedge for the year ended December 31, 2004 was also not material.

Interest Rate Swaps Designated a Fair Value Hedges

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

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt. The fair values are included with other long term liabilities on the balance sheet.

        Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

        The following selected information relates to fair value swaps at December 31, 2004 (based on a projected U.S. LIBOR rate of 3.3688%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(1.6)
Senior Debentures due 2010	250.0	7.50%	3.2%	(0.4)
Notes issued by OBGC:
Senior Notes due 2013	450.0	8.25%	3.7%	(5.9)

Total	$1,250.0			$(9.7)

Natural Gas Hedges

        The Company uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2004, the Company had entered into commodity futures contracts for approximately 78% (approximately 17,930,000 MM BTUs) of its expected North American natural gas usage for full year of 2005 and approximately 23% (approximately 5,280,000 MM BTUs) for the full year of 2006.

        As discussed further below, prior to December 31, 2004, the Company accounted for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that was designated as, and met the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that was deemed to be ineffective was recognized in current earnings.

        During the fourth quarter of 2004, the Company determined that the commodity futures contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The total unrealized pretax gain recorded in 2004 was $4.9 million ($3.2 million after tax). This change had no effect upon the Company's cash flows.

Other Hedges

        The Company's subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability, Net of Tax	Change in Certain Derivative Instruments, Net of Tax	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2002	$(572.4)	$27.0	$—	$(2.5)	$(547.9)
2002 Change	94.7	(1.0)	(91.5)	4.7	6.9

Balance on December 31, 2002	(477.7)	26.0	(91.5)	2.2	(541.0)
2003 Change	367.7	(4.5)	(19.3)	(1.2)	342.7

Balance on December 31, 2003	(110.0)	21.5	(110.8)	1.0	(198.3)
2004 Change	303.5	(8.7)	(27.5)	(1.1)	266.2

Balance on December 31, 2004	$193.5	$12.8	$(138.3)	$(0.1)	$67.9

        The change in minimum pension liability for 2002, 2003, and 2004 was net of tax of $39.2 million and $1.4 million and $8.1 million, respectively.

        The change in minimum pension liability for 2004 included $9.0 million ($12.6 million pretax) of translation effect on the minimum pension liability recorded in prior years. The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

        The change in certain derivative instruments for 2002, 2003 and 2004 was net of tax of $2.5 million, $0.7 million, and $0.5 million, respectively.

11.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003
Deferred tax assets:
Tax loss carryovers	$251.0	$201.4
Capital loss carryovers	30.7	29.5
Accrued postretirement benefits	18.1	17.5
Other, principally accrued liabilities	203.3	185.6

Total deferred tax assets	503.1	434.0
Deferred tax liabilities:
Property, plant and equipment	224.8	196.4
Inventory	32.4	27.5
Other	53.1	82.2

Total deferred tax liabilities	310.3	306.1
Valuation allowance	(320.8)	(229.5)

Net deferred tax liabilities	$(128.0)	$(101.6)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid expenses	$36.2	$9.7
Deposits, receivables, and other assets	45.4	41.3
Deferred tax liability	(209.6)	(152.6)

Net deferred tax liabilities	$(128.0)	$(101.6)

        The provision for income taxes consists of the following:

	2004	2003	2002
Current:
U.S. Federal	$—	$—	$—
State	0.2	0.3	0.2
Foreign	97.5	50.9	65.8

	97.7	51.2	66.0

Deferred:
U.S. Federal	18.5	0.2	44.2
State	13.1	(1.8)	5.3
Foreign	(20.2)	(1.4)	(9.7)

	11.4	(3.0)	39.8

Total:
U.S. Federal	18.5	0.2	44.2
State	13.3	(1.5)	5.5
Foreign	77.3	49.5	56.1

	$109.1	$48.2	$105.8

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2004	2003	2002
Domestic	$25.3	$(88.2)	$119.6
Foreign	404.4	182.3	273.6

	$429.7	$94.1	$393.2

        Income taxes paid in cash were as follows:

	2004	2003	2002
Domestic	$0.2	$0.4	$—
Foreign	95.8	45.1	39.2

	$96.0	$45.5	$39.2

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003	2002
Pretax earnings at statutory U.S. Federal tax rate	$150.4	$33.0	$137.6
Increase (decrease) in provision for income taxes due to:
Write-down of equity investment		25.0
State taxes, net of federal benefit	13.6	(1.0)	3.2
Rate differences on international earnings	(24.6)	(12.4)	(29.6)
Australian tax consolidation	(33.1)
Loss on Ardagh note sale		11.2
Adjustment for non-U.S. tax law changes		(9.1)	(4.8)
Other items	2.8	1.5	(0.6)

Provision for income taxes	$109.1	$48.2	$105.8

Effective tax rate	25.4%	51.1%	26.9%

        The Company is included in OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2004, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,186.0 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

	Years ended December 31,
	2004	2003	2002
Revenues:
Sales to affiliated companies	$4.7	$0.8	$0.6

Expenses:
Administrative services	15.6	17.7	19.4
Corporate management fee	18.0	16.6	16.7

Total expenses	$33.6	$34.3	$36.1

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2004	2003	2002
Cost of sales	$13.7	$15.7	$17.3
Selling, general, and adminstrative expenses	19.9	18.6	18.8

Total expenses	$33.6	$34.3	$36.1

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (9.4% at December 31, 2004) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13.    Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $20.8 million in 2004, $40.1 million in 2003, and $71.2 million in 2002.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.9 million in 2004, $4.3 million in 2003, and $4.9 million in 2002.

        The Company's subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

        The International Pension Plans use a December 31 measurement date.

        The changes in the International Pension Plans benefit obligations for the year were as follows:

	2004	2003
Obligations at beginning of year	$791.5	$636.2
Change in benefit obligations:
Service cost	20.3	14.6
Interest cost	57.0	39.2
Actuarial loss, including the effect of changing in discount rates	57.2	30.4
Acquisitions	448.8
Participant contributions	7.7	5.1
Benefit payments	(71.8)	(46.6)
Plan amendments	(12.7)
Foreign currency translation	119.3	110.6
Other		2.0

Net increase in benefit obligations	625.8	155.3

Obligations at end of year	$1,417.3	$791.5

        The changes in the fair value of the International Pension Plans' assets for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2004	2003
Fair value at beginning of year	$577.3	$441.5
Change in fair value:
Actual gain on plan assets	72.8	61.0
Acquisitions	285.1
Benefit payments	(71.8)	(46.6)
Employer contributions	55.0	34.3
Participant contributions	7.7	5.1
Foreign currency translation	82.4	82.0

Net increase in fair value of assets	431.2	135.8

Fair value at end of year	$1,008.5	$577.3

        The funded status of the International Pension Plans at year end was as follows:

	2004	2003
Plan assets at fair value	$1,008.5	$577.3
Projected benefit obligations	1,417.3	791.5

Plan assets less than projected benefit obligations	(408.8)	(214.2)
Net unrecognized items:
Actuarial loss	289.4	239.3
Prior service cost	5.5	12.9

	294.9	252.2

Net amount recognized	$(113.9)	$38.0

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid pension	$18.5	$22.3
Accrued pension, included with other liabilities	(205.5)	(45.4)
Minimum pension liability, included with other liabilities	(134.7)	(107.3)
Intangible asset, included with deposits and other assets	12.2	12.4
Accumulated other comprehensive income	195.6	156.0

Net amount recognized	$(113.9)	$38.0

        The accumulated benefit obligation for all defined benefit pension plans was $1,286.3 million and $716.2 million at December 31, 2004 and 2003, respectively. The components of the International Pension Plans' net pension expense were as follows:

	2004	2003	2002
Service cost	$20.3	$14.6	$11.2
Interest cost	57.0	39.2	32.6
Expected asset return	(62.5)	(46.7)	(44.4)
Amortization:
Prior service cost	1.6	1.4	1.3
Loss	7.9	0.3

Net amortization	9.5	1.7	1.3

Net expense	$24.3	$8.8	$0.7

        The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2004	2003
Accumulated benefit obligations	$1,317.3	$632.3
Fair value of plan assets	906.8	479.9

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2004	2003
Accumulated benefit obligations	$1,197.9	$632.3
Fair value of plan assets	906.8	479.9

        The weighted average assumptions used to determine benefit obligations were as follows:

	2004	2003
Discount rate	5.15%	5.68%
Rate of compensation increase	3.41%	3.86%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2004	2003	2002
Discount rate	5.68%	5.76%	5.88%
Rate of compensation increase	3.86%	3.79%	3.97%
Expected long-term rate of return on assets	7.35%	7.56%	7.98%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension credits is based on the average remaining service of employees.

        As of December 31, 2004, the Company recorded an additional minimum pension liability for the pension plan in the United Kingdom in addition to the minimum liabilities recorded in 2002 and 2003. Pursuant to this requirement, the Company increased the minimum pension liability by $25.3 million, reduced the intangible asset by $1.7 million, and increased accumulated other comprehensive income by $27.0 million.

        As of December 31, 2004, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002 and 2003. Pursuant to this requirement, the Company increased the intangible asset by $0.4 million and decreased accumulated other comprehensive income by $0.4 million. The minimum pension liability was not materially decreased.

        For 2004, the Company's weighted average expected long-term rate of return on assets was 7.35%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2003), which was in line with the expected long-term rate of return assumption for 2004.

        The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company's pension plan assets were as follows:

	Actual Allocation
Asset Category			Target Allocation Ranges
	2004	2003
Equity securities	61%	68%	56-66%
Debt securities	29%	24%	26-36%
Real estate	7%	7%	2-12%
Other	3%	1%	0-2%

Total	100%	100%

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The Company expects to contribute $35.3 million to its defined benefit pension plans in 2005.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2005	$59.9
2006	70.7
2007	69.1
2008	69.4
2009	73.4
2010-2014	431.2

14.    Postretirement Benefits Other Than Pensions

        OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada and the Netherlands. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $25.9 million, $26.7 million, and $31.4 million at December 31, 2004, 2003, and 2002, respectively.

        The Company's subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company's postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

        The changes in the International Postretirement Benefit Plans obligations were as follows:

	2004	2003
Obligations at beginning of year	$55.3	$40.4
Change in benefit obligations:
Service cost	1.5	1.0
Interest cost	3.9	3.0
Actuarial loss, including the effect of changing discount rates	1.8	3.1
Acquisitions	20.9
Benefit payments	(2.0)	(1.4)
Foreign currency translation	6.0	9.4
Other		(0.2)

Net change in benefit obligations	32.1	14.9

Obligations at end of year	$87.4	$55.3

        The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2004	2003
Projected postretirement benefit obligations	$87.4	$55.3
Net unrecognized items:
Actuarial loss	(5.7)	(3.6)

Nonpension accumulated postretirement benefit obligations	$81.7	$51.7

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2004	2003
Service cost	$1.5	$1.0
Interest cost	3.9	3.0
Amortization:
Loss	0.1

Net postretirement benefit cost	$5.5	$4.0

        The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.4% and 6.0% at December 31, 2004 and 2003, respectively.

        The weighted average discount rate used to determine net postretirement benefit cost was 6.0% at December 31, 2004, and 6.5% at December 31, 2003 and 2002.

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2004	2003
Health care cost trend rate assumed for next year	6.84%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.67%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates affect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.0	$(0.9)
Effect on accumulated postretirement benefit obligations	11.4	(8.5)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2005	$2.9
2006	3.1
2007	3.3
2008	3.5
2009	3.9
2010-2014	22.7

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5.7 million in 2004, $6.0 million in 2003, and $6.2 million in 2002. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

15.    Other Revenue

        Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

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

    Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Plant closing charges	$28.5	$20.1	$23.9	$72.5
Write-down of assets to net realizable value	(12.2)	(6.4)	(14.0)	(32.6)
Net cash paid	(4.1)	(1.7)	(4.5)	(10.3)

Remaining accruals related to plant closing charges as of December 31, 2003	12.2	12.0	5.4	29.6
Net cash paid	(2.7)	(4.4)	(4.3)	(11.4)
Other, principally translation	(1.4)	(2.8)	(0.7)	(4.9)

Remaining accruals related to plant closing charges as of December 31, 2004	$8.1	$4.8	$0.4	$13.3

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

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change ("Operating Profit") excluding amounts related to certain items that management considers not representative of ongoing operations and, ("Segment Operating Profit"). Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2004	$1,926.1	$2,164.1	$870.9	$561.2	$5,522.3
2003	1,876.7	1,245.3	798.8	488.2	4,409.0
2002	1,911.4	994.0	694.2	459.3	4,058.9
Segment Operating Profit:
2004	$253.5	$244.1	$142.1	$124.0	$763.7
2003	276.4	170.2	118.9	96.2	661.7
2002	385.8	115.9	127.0	90.1	718.8
Items excluded from Segment Operating Profit:
2004:
Gain on sale of certain real property		$20.6			$20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	$4.9				4.9
2003:
Capacity curtailment charge	(48.6)		$(23.9)		(72.5)
Write-down of equity investment	(50.0)				(50.0)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of notes receivable		(37.4)			(37.4)

        One customer accounted for 11.5%, and 12.8% of the Company's sales in 2003, and 2002 respectively.

        Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2004—11.9%, 2003—13.2%, and 2002—11.6%) and Australia (2004—11.7%, 2003—13.6%, and 2002—12.8%).

        The Company's net fixed assets by location are as follows:

	United States	Foreign	Total
2004	$648.4	$2,502.8	$3,151.2
2003	589.7	1,720.5	2,310.2
2002	615.9	1,546.6	2,162.5

        Reconciliations to consolidated totals are as follows:

	2004	2003	2002
Revenues:
Net sales	$5,522.3	$4,409.0	$4,058.9
Royalties and net technical assistance	20.9	17.9	18.0
Equity earnings	26.1	25.0	26.1
Interest	13.8	18.8	20.6
Other	70.8	24.8	39.7

Total	$5,653.9	$4,495.5	$4,163.3

Reconciliation of Segment Operating Profit to earnings before income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change:
Segment Operating Profit	$763.7	$661.7	$718.8
Items excluded from Segment Operating Profit	56.5	(202.9)
Interest expense	(404.3)	(383.5)	(346.2)
Interest income	13.8	18.8	20.6

Total	$429.7	$94.1	$393.2

19.    Additional Interest Charges from Early Extinguishment of Debt

        During 2004, the Company recorded additional interest charges of $22.8 million ($14.9 million after tax) for note repurchase premiums and $7.1 million ($4.7 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's bank credit agreement. During 2003, the Company recorded additional interest charges of $12.6 million ($7.9 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $15.4 million ($9.6 million after tax). These 2002 charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified to interest expense and provision for income taxes in accordance with FAS No. 145.

20.    Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the acquisition. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 5). In order to secure the European Commission's approval, the

Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants. The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

        The Acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and cost reductions. This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in additional charges to operations. As of December 31, 2004, the Company has determined to reduce capacity in one of the acquired plants. During the first half of 2005, the Company expects to conclude the evaluation of its acquired capacity.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at December 31, 2004, is preliminary and includes €577.6 million ($786.6 million at December 31, 2004 exchange rate) of goodwill representing the unallocated portion of the purchase price. The Company expects that the valuation process will be completed no later than the second quarter of 2005. The accompanying Condensed Consolidated Results of Operations for the year ended December 31, 2004, included six months and ten days of BSN operations.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed:

June 21, 2004
Inventories	$294.7
Accounts receivable	197.8
Other current assets (excluding cash acquired)	31.8

Total current assets	524.3
Goodwill	696.0
Other long-term assets	121.5
Net property, plant and equipment	670.9

Assets acquired	$2,012.7
Accounts payable and other current liabilities	(410.6)
Other long-term liabilities	(334.6)

Aggregate purchase costs	$1,267.5

        The assets above include $71.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 8 to 12 years. The liabilities above include

$72.7 million for the initial estimated costs of certain actions as discussed above, substantially all of which relates to employee termination costs and related fringe benefits.

21.    Pro Forma Information—Acquisition of BSN Glasspack, S.A.

        Had the Acquisition described in Note 20 and the related financing described in Note 5 occurred at the beginning of each respective period, pro forma consolidated net sales and net earnings, and would have been as follows:

	Year ended December 31, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$5,522.3	$752.5		$6,274.8

Net earnings	$287.6	$17.6	$(6.4)	$298.8

	Year ended December 31, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$4,409.0	$1,417.5		$5,826.5

Net earnings	$20.1	$28.9	$(18.5)	$30.5

        The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million. The 2004 and 2003 earnings include estimated amortization related to the $71.1 million of intangible assets recorded for customer relationships. At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004 and $3.6 million (net of tax) for 2003.

22.    Accounts Receivable Securitization Program

        As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services. The program was entered into by BSN in order to provide lower interest costs on a portion of its financing. In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the "fund") created in accordance with French Law. This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales ("GTI") and managed by GTI, provides for an aggregate securitization volume of up to €210 million.

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed €210 million ($286.0 million at December 31, 2004). At December 31, 2004, the Company had $207.0 million of receivables that were sold in this program. For the period from June 21, 2004 through December 31, 2004, the Company received $795.9 million from the sale of receivables to the fund and paid interest of approximately $3.6 million.

        BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

23.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 are as follows:

Balance as of January 1, 2002	$1,556.2
Write-down of goodwill	(47.0)
Translation effects	101.8
Other changes, principally adjustments to purchase price	50.1

Balance as of December 31, 2002	1,661.1
Translation effects	285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)

Balance as of December 31, 2003	1,919.6
Goodwill acquired during the year	696.0
Translation effects	165.6
Other changes	18.4

Balance as of December 31, 2004	$2,799.6

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Brockway Glass Container Inc.

        We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles.

        As discussed in Note 22 to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
March 15, 2005

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Revenues:
Net sales	$5,522.3	$4,409.0	$4,058.9
Other revenue	131.6	86.5	104.4

	5,653.9	4,495.5	4,163.3
Costs and expenses:
Manufacturing, shipping, and delivery	4,455.3	3,549.6	3,178.3
Research and development	15.2	15.7	9.7
Engineering	34.1	35.5	37.4
Selling and administrative	267.2	197.8	175.6
Net intercompany interest	0.6	30.6	88.6
Other interest expense	403.7	352.9	257.6
Other	48.1	219.3	22.9

	5,224.2	4,401.4	3,770.1

Earnings before items below	429.7	94.1	393.2
Provision for income taxes	109.1	48.2	105.8
Minority share owners' interests in earnings of subsidiaries	33.0	25.8	25.5

Earnings before cumulative effect of accounting change	287.6	20.1	261.9
Cumulative effect of accounting change			(47.0)

Net earnings	$287.6	$20.1	$214.9

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

	December 31,
	2004	2003
Assets
Current assets:
Cash, including time deposits of $149.0 ($77.6 in 2003)	$251.6	$150.6
Receivables including amount from related parties of $0.1 ($9.5 in 2003), less allowances of $29.0 ($23.6 in 2003) for losses and discounts	761.0	628.3
Inventories	1,051.7	779.9
Prepaid expenses	62.9	38.5

Total current assets	2,127.2	1,597.3
Other assets:
Equity investments	106.9	131.0
Repair parts inventories	185.2	171.2
Prepaid pension	18.5	22.3
Deposits, receivables, and other assets	384.4	325.4
Goodwill	2,799.6	1,919.6

Total other assets	3,494.6	2,569.5
Property, plant, and equipment:
Land, at cost	155.0	137.9
Buildings and equipment, at cost:
Buildings and building equipment	804.2	637.4
Factory machinery and equipment	4,273.5	3,385.0
Transportation, office, and miscellaneous equipment	103.3	102.2
Construction in progress	167.7	110.7

	5,503.7	4,373.2
Less accumulated depreciation	2,352.5	2,063.0

Net property, plant, and equipment	3,151.2	2,310.2

Total assets	$8,773.0	$6,477.0

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED BALANCE SHEETS (continued)

Dollars in millions

	December 31,
	2004	2003
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$18.2	$28.6
Accounts payable including amount to related parties of $0.5 ($25.1 in 2003)	774.7	427.1
Salaries and wages	158.0	101.6
U.S. and foreign income taxes	48.9	19.1
Other accrued liabilities	286.7	266.5
Long-term debt due within one year	61.8	27.2

Total current liabilities	1,348.3	870.1
External long-term debt	4,111.0	3,934.0
Deferred taxes	209.6	152.6
Other liabilities	845.5	560.0
Minority share owners' interests	170.1	161.6
Net Parent investment:
Investment by and advances from Parent	2,020.6	997.0
Accumulated other comprehensive loss	67.9	(198.3)

Total net Parent investment	2,088.5	798.7

Total liabilities and net Parent investment	$8,773.0	$6,477.0

See accompanying Notes to the Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED NET PARENT INVESTMENT

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Investment by and advances to Parent
Balance at beginning of year	$997.0	$2,154.0	$2,276.1
Net intercompany transactions	736.0	(1,177.1)	(337.0)
Net earnings	287.6	20.1	214.9

Balance at end of year	2,020.6	997.0	2,154.0

Accumulated other comprehensive loss
Balance at beginning of year	(198.3)	(541.0)	(547.9)
Foreign currency translation adjustments	294.8	363.2	93.7
Change in minimum pension liability, net of tax	(27.5)	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.1)	(1.2)	4.7

Balance at end of year	67.9	(198.3)	(541.0)

Total net Parent investment	$2,088.5	$798.7	$1,613.0

Total comprehensive income (loss)
Net earnings	$287.6	$20.1	$214.9
Foreign currency translation adjustments	294.8	363.2	93.7
Change in minimum pension liability, net of tax	(27.5)	(19.3)	(91.5)
Change in fair value of certain derivative instruments, net of tax	(1.1)	(1.2)	4.7

Total comprehensive income	$553.8	$362.8	$221.8

See accompanying Notes to the Consolidated Financial Statements

OWENS-BROCKWAY GLASS CONTAINER INC.

CONSOLIDATED CASH FLOWS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net earnings before cumulative effect of accounting change	$287.6	$20.1	$261.9
Non-cash charges (credits):
Depreciation	384.0	341.3	302.3
Amortization of deferred costs	35.2	34.2	32.2
Deferred tax provision (credit)	11.4	(3.0)	45.1
Restructuring costs and writeoffs of certain assets		165.5
Loss on sale of long-term notes receivable		37.4
Gains on asset sales	(51.6)
Other	(70.0)	(53.9)	(104.1)
Change in non-current operating assets	12.9	(17.5)	(6.3)
Change in non-current liabilities	(10.1)	(8.2)	(6.5)
Change in components of working capital	181.6	(41.2)	36.1

Cash provided by operating activities	781.0	474.7	560.7
Investing activities:
Additions to property, plant and equipment	(407.6)	(312.2)	(341.6)
Acquisitions, net of cash acquired	(630.3)		(15.3)
Proceeds from sale on long-term notes receivable		163.0
Net cash proceeds from divestitures and other	257.8	20.4	17.3

Cash utilized in investing activities	(780.1)	(128.8)	(339.6)
Financing activities:
Additions to long-term debt	2,114.6	2,154.4	2,129.2
Repayments of long-term debt	(2,611.1)	(1,133.2)	(2,002.0)
Increase (decrease) in short-term loans	(23.2)	(28.0)	17.4
Net change in intercompany debt	675.8	(1,127.2)	(295.2)
Net payments for debt-related hedging activity	(25.9)	(123.2)	(70.9)
Payment of finance fees	(34.4)	(43.8)	(27.7)

Cash provided by (utilized in) financing activities	95.8	(301.0)	(249.2)
Effect of exchange rate fluctuations on cash	4.3	7.9	1.2

Increase (decrease) in cash	101.0	52.8	(26.9)
Cash at beginning of year	150.6	97.8	124.7

Cash at end of year	$251.6	$150.6	$97.8

See accompanying Notes to Consolidated Financial Statements.

OWENS-BROCKWAY GLASS CONTAINER INC.

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

Tabular Data in Millions

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

Nature of Operations

        The Company is a leading manufacturer of glass container products. The Company's principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 22 countries. The principal markets and operations for the Company's glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5% and 12.8% of the Company's sales in 2003, and 2002 respectively.

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

Derivative Instruments

        The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. Whenever possible, hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 8 for additional information related to derivative instruments.

Inventory Valuation

        The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of standard costs (which approximate average costs) or market.

Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

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

Property, Plant, and Equipment

        Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2004	2003	2002
Decrease (increase) in current assets:
Receivables	$75.7	$42.9	$(28.1)
Inventories	83.8	(29.1)	(49.5)
Prepaid expenses	32.4	2.7	(10.0)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	36.1	(64.2)	106.4
Salaries and wages	(0.9)	(6.2)	4.5
U.S. and foreign income taxes	(45.5)	12.7	12.8

	$181.6	$(41.2)	$36.1

3.    Inventories

        Major classes of inventory are as follows:

	2004	2003
Finished goods	$890.6	$650.7
Work in process	6.4	7.9
Raw materials	77.5	64.6
Operating supplies	77.2	56.7

	$1,051.7	$779.9

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $15.1 million and $17.2 million, at December 31, 2004 and 2003, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2004 and 2003 were approximately $917.4 million and $617.0 million, respectively.

4.    Equity Investments.

        Summarized information pertaining to the Company's equity associates follows:

	2004	2003
At end of year:
Equity in undistributed earnings:
Foreign	$12.9	$88.3
Domestic	17.6	13.9

Total	$30.5	$102.2

Equity in cumulative translation adjustment	$—	$(38.2)

	2004	2003	2002
For the year:
Equity in earnings:
Foreign	$15.2	$15.1	$8.5
Domestic	10.9	9.9	17.6

Total	$26.1	$25.0	$26.1

Dividends received	$12.8	$31.1	$29.0

5. External Long-Term Debt

        The following table summarizes the external long-term debt of the Company at December 31, 2004 and 2003:

	2004	2003
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$30.1	$—
Term Loans
A1 Term Loan	315.0	460.0
B1 Term Loan	226.8	840.0
C1 Term Loan	190.6
C2 Term Loan (€47.5 million)	64.7
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	444.1	450.0
6.75%, due 2014	400.0
6.75%, due 2014 (€225 million)	306.4
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4
9.25%, due 2009 (€0.4 million)	0.6
Other	102.1	136.2

	4,172.8	3,961.2
Less amounts due within one year	61.8	27.2

External long-term debt	$4,111.0	$3,934.0

        On October 7, 2004, in connection with the sale of OI Inc.'s blow-molded plastic container operations, the Company entered into the Third Amended and Restated Secured Credit Agreement (the "Agreement"). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. At December 31, 2004, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $315.0 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $226.8 million B1 term loan, and $190.6 million C1 term loan, and a €47.5 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was canceled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        At December 31, 2004, the Company had unused credit of $404.8 million available under the Agreement.

        The interest rate on borrowings under the Revolving Credit Facility is, at the borrower's option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company's Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 2.25% to 2.75% for Eurodollar loans and 1.25% to 1.75% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2004 was 5.09%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and European subsidiaries, as discussed in Note 9, the weighted average interest rate at December 31, 2004 was 5.40%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

        Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.3 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company's domestic subsidiaries and certain stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by the Company and substantially all of its domestic subsidiaries and certain foreign subsidiaries for the term of the Agreement.

        The Third Amended and Restated Secured Credit Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, the Third Amended and Restated Secured Credit Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum fixed charge coverage ratios, maximum leverage ratios and specified capital expenditure tests.

        As part of the BSN Acquisition, the Company assumed the senior subordinated notes of BSN. The 10.25% senior subordinated notes were due August 1, 2009 and had a face amount of €140.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €147.7 million. The 9.25% senior subordinated notes were due August 1, 2009 and had a face amount of €160.0 million at the acquisition date and were recorded at the acquisition date at a fair value of €168.0 million. The majority of these notes were repurchased in the fourth quarter of 2004 as discussed below.

        During December 2004, the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million. The notes bear interest at 6.75%, and are due December 1, 2014. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes. The Company used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of the $350.0 million of OI Inc.'s 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009. As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $22.8 million for note repurchase premiums and the related write-off of unamortized finance fees.

        During May 2003, the Company issued Senior Secured Notes totaling $450.0 million and Senior Notes totaling $450.0 million. The notes bear interest at 7.75% and 8.25%, respectively, and are due May 15, 2011 and May 15, 2013, respectively. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. In addition, the assets of substantially all of OI Group's domestic subsidiaries are pledged as security for the Senior Secured Notes. The indentures for the 7.75% Senior Secured Notes and the 8.25% Senior Notes have substantially the same restrictions as the 8.875% and 8.75% Senior Secured Notes. The Company used the net proceeds from the notes of approximately $880.0 million to purchase in a tender offer $263.5 million of OI Inc.'s $300.0 million 7.85% Senior Notes due 2004 and to repay borrowings under the previous credit agreement. Concurrently, available credit under the previous credit agreement was reduced to approximately $1.9 billion. As part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2003 additional interest charges of $12.6 million for note repurchase premiums and the related write-off of unamortized finance fees and $3.6 million for the write-off of unamortized finance fees related to the reduction of available credit under the previous credit agreement.

        Annual maturities for all of the Company's long-term debt through 2009 are as follows: 2005, $61.8 million; 2006, $30.7 million; 2007, $370.7 million; 2008, $474.0 million; and 2009, $1005.9 million.

        Interest paid in cash, including note repurchase premiums, aggregated $434.7 million for 2004, $324.8 million for 2003, and $204.1 million for 2002.

        Fair values at December 31, 2004, of the Company's significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Secured Notes:
8.875%, due 2009	$1,000.0	108.75	$1,087.5
7.75%, due 2011	450.0	108.75	489.4
8.75%, due 2012	625.0	112.50	703.1
Senior Notes:
8.25%, due 2013	450.0	110.25	496.1	$444.1
6.75%, due 2014	400.0	101.75	407.0
6.75%, due 2014 (€225 million)	306.4	105.50	323.3
Senior Subordinated Notes:
10.25%, due 2009 (€12.7 million)	17.4	105.13	18.3
9.25%, due 2009 (€0.4 million)	0.6	100.00	0.6

6. Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $66.3 million in 2004, $68.8 million in 2003, and $54.7 million in 2002. Minimum future rentals under operating leases are as follows: 2005, $68.2 million; 2006, $47.2 million; 2007, $38.3 million; 2008, $26.6 million; and 2009, $20.7 million; and 2010 and thereafter, $24.6 million.

7. Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.4) million in 2004, $2.2 million in 2003, and $0.4 million in 2002.

8. Derivative Instruments

        At December 31, 2004, the Company has the following derivative instruments related to its various hedging programs:

Fair Value Hedges of Debt

        The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for €47.5 million borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        At the end of 2004, the Company's subsidiary in Australia had agreements that swap a total of U.S. $455 million of borrowings into 702 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2005 through March 2006.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap both the interest and principal amount of borrowings.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2004, the amount not offset was immaterial. The fair values are included with other long term liabilities on the balance sheet.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

        In connection with debt refinancing in late December 2004, the Company's subsidiary in France borrowed approximately €91 million from the Company. In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, the Company entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also coverts the final principal payment in December 2009 from €91 million to approximately $120.7 million U.S. dollars.

        The Company accounts for the above foreign currency exchange contract on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The fair values are included with other long term liabilities on the balance sheet.

        The above foreign currency exchange contract is accounted for as a cash flow hedge at December 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At December 31, 2004, the amount included in OCI related to this foreign currency exchange contract was not material. The ineffectiveness related to this hedge for the year ended December 31, 2004 was also not material.

Interest Rate Swaps Designated a Fair Value Hedges

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

        The Company's fixed-to-variable interest rate swaps are accounted for as fair value hedges. Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt. The fair values are included with other long term liabilities on the balance sheet.

        Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below). The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

        The following selected information relates to fair value swaps at December 31, 2004 (based on a projected U.S. LIBOR rate of 3.3688%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(1.6)
Senior Debentures due 2010	250.0	7.50%	3.2%	(0.4)
Notes issued by the Company:
Senior Notes due 2013	450.0	8.25%	3.7%	(5.9)

Total	$1,250.0			$(9.7)

Natural Gas Hedges

        The Company uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At December 31, 2004, the Company had entered into commodity futures contracts for approximately 78% (approximately 17,930,000 MM BTUs) of its expected North American natural gas usage for full year of 2005 and approximately 23% (approximately 5,280,000 MM BTUs) for the full year of 2006.

        As discussed further below, prior to December 31, 2004, the Company accounted for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that was designated as, and met the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that was deemed to be ineffective was recognized in current earnings.

        During the fourth quarter of 2004, the Company determined that the commodity futures contracts described above did not meet all of the documentation requirements for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The total unrealized pretax gain recorded in 2004 was $4.9 million ($3.2 million after tax). This change had no effect upon the Company's cash flows.

Other Hedges

        The Company's subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

        The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability, Net of Tax	Change in Certain Derivative Instruments, Net of Tax	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2002	$(572.4)	$27.0	$—	$(2.5)	$(547.9)
2002 Change	94.7	(1.0)	(91.5)	4.7	6.9

Balance on December 31, 2002	(477.7)	26.0	(91.5)	2.2	(541.0)
2003 Change	367.7	(4.5)	(19.3)	(1.2)	342.7

Balance on December 31, 2003	(110.0)	21.5	(110.8)	1.0	(198.3)
2004 Change	303.5	(8.7)	(27.5)	(1.1)	266.2

Balance on December 31, 2004	$193.5	$12.8	$(138.3)	$(0.1)	$67.9

        The change in minimum pension liability for 2002, 2003, and 2004 was net of tax of $39.2 million and $1.4 million and $8.1 million, respectively.

        The change in minimum pension liability for 2004 included $9.0 million ($12.6 million pretax) of translation effect on the minimum pension liability recorded in prior years. The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

        The change in certain derivative instruments for 2002, 2003 and 2004 was net of tax of $2.5 million, $0.7 million, and $0.5 million, respectively.

10.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003
Deferred tax assets:
Tax loss carryovers	$251.0	$201.4
Capital loss carryovers	30.7	29.5
Accrued postretirement benefits	18.1	17.5
Other, principally accrued liabilities	203.3	185.6

Total deferred tax assets	503.1	434.0
Deferred tax liabilities:
Property, plant and equipment	224.8	196.4
Inventory	32.4	27.5
Other	53.1	82.2

Total deferred tax liabilities	310.3	306.1
Valuation allowance	(320.8)	(229.5)

Net deferred tax liabilities	$(128.0)	$(101.6)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid expenses	$36.2	$9.7
Deposits, receivables, and other assets	45.4	41.3
Deferred tax liability	(209.6)	(152.6)

Net deferred tax liabilities	$(128.0)	$(101.6)

        The provision for income taxes consists of the following:

	2004	2003	2002
Current:
U.S. Federal	$—	$—	$—
State	0.2	0.3	0.2
Foreign	97.5	50.9	65.8

	97.7	51.2	66.0

Deferred:
U.S. Federal	18.5	0.2	44.2
State	13.1	(1.8)	5.3
Foreign	(20.2)	(1.4)	(9.7)

	11.4	(3.0)	39.8

Total:
U.S. Federal	18.5	0.2	44.2
State	13.3	(1.5)	5.5
Foreign	77.3	49.5	56.1

	$109.1	$48.2	$105.8

        The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2004	2003	2002
Domestic	$25.3	$(88.2)	$119.6
Foreign	404.4	182.3	273.6

	$429.7	$94.1	$393.2

        Income taxes paid in cash were as follows:

	2004	2003	2002
Domestic	$0.2	$0.4	$—
Foreign	95.8	45.1	39.2

	$96.0	$45.5	$39.2

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003	2002
Pretax earnings at statutory U.S. Federal tax rate	$150.4	$33.0	$137.6
Increase (decrease) in provision for income taxes due to:
Write-down of equity investment		25.0
State taxes, net of federal benefit	13.6	(1.0)	3.2
Rate differences on international earnings	(24.6)	(12.4)	(29.6)
Australian tax consolidation	(33.1)
Loss on Ardagh note sale		11.2
Adjustment for non-U.S. tax law changes		(9.1)	(4.8)
Other items	2.8	1.5	(0.6)

Provision for income taxes	$109.1	$48.2	$105.8

Effective tax rate	25.4%	51.1%	26.9%

        The Company is included in OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2004, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,186.0 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

	Years ended December 31,
	2004	2003	2002
Revenues:
Sales to affiliated companies	$4.7	$0.8	$0.6

Expenses:
Administrative services	15.6	17.7	19.4
Corporate management fee	18.0	16.6	16.7

Total expenses	$33.6	$34.3	$36.1

        The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2004	2003	2002
Cost of sales	$13.7	$15.7	$17.3
Selling, general, and adminstrative expenses	19.9	18.6	18.8

Total expenses	$33.6	$34.3	$36.1

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (9.4% at December 31, 2004) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12.    Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $20.8 million in 2004, $40.1 million in 2003, and $71.2 million in 2002.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $4.9 million in 2004, $4.3 million in 2003, and $4.9 million in 2002.The Company's subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees. The following tables relate to the Company's principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

        The International Pension Plans use a December 31 measurement date.

        The changes in the International Pension Plans benefit obligations for the year were as follows:

	2004	2003
Obligations at beginning of year	$791.5	$636.2
Change in benefit obligations:
Service cost	20.3	14.6
Interest cost	57.0	39.2
Actuarial loss, including the effect of changing in discount rates	57.2	30.4
Acquisitions	448.8
Participant contributions	7.7	5.1
Benefit payments	(71.8)	(46.6)
Plan amendments	(12.7)
Foreign currency translation	119.3	110.6
Other		2.0

Net increase in benefit obligations	625.8	155.3

Obligations at end of year	$1,417.3	$791.5

        The changes in the fair value of the International Pension Plans' assets for the year were as follows (certain amounts from prior year have been reclassified to conform to current year presentation):

	2004	2003
Fair value at beginning of year	$577.3	$441.5
Change in fair value:
Actual gain on plan assets	72.8	61.0
Acquisitions	285.1
Benefit payments	(71.8)	(46.6)
Employer contributions	55.0	34.3
Participant contributions	7.7	5.1
Foreign currency translation	82.4	82.0

Net increase in fair value of assets	431.2	135.8

Fair value at end of year	$1,008.5	$577.3

        The funded status of the International Pension Plans at year end was as follows:

	2004	2003
Plan assets at fair value	$1,008.5	$577.3
Projected benefit obligations	1,417.3	791.5

Plan assets less than projected benefit obligations	(408.8)	(214.2)
Net unrecognized items:
Actuarial loss	289.4	239.3
Prior service cost	5.5	12.9

	294.9	252.2

Net amount recognized	$(113.9)	$38.0

        The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid pension	$18.5	$22.3
Accrued pension, included with other liabilities	(205.5)	(45.4)
Minimum pension liability, included with other liabilities	(134.7)	(107.3)
Intangible asset, included with deposits and other assets	12.2	12.4
Accumulated other comprehensive income	195.6	156.0

Net amount recognized	$(113.9)	$38.0

        The accumulated benefit obligation for all defined benefit pension plans was $1,286.3 million and $716.2 million at December 31, 2004 and 2003, respectively.

        The components of the International Pension Plans' net pension expense were as follows:

	2004	2003	2002
Service cost	$20.3	$14.6	$11.2
Interest cost	57.0	39.2	32.6
Expected asset return	(62.5)	(46.7)	(44.4)
Amortization:
Prior service cost	1.6	1.4	1.3
Loss	7.9	0.3

Net amortization	9.5	1.7	1.3

Net expense	$24.3	$8.8	$0.7

        The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2004	2003
Accumulated benefit obligations	$1,317.3	$632.3
Fair value of plan assets	906.8	479.9

        The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2004	2003
Accumulated benefit obligations	$1,197.9	$632.3
Fair value of plan assets	906.8	479.9

        The weighted average assumptions used to determine benefit obligations were as follows:

	2004	2003
Discount rate	5.15%	5.68%
Rate of compensation increase	3.41%	3.86%

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2004	2003	2002
Discount rate	5.68%	5.76%	5.88%
Rate of compensation increase	3.86%	3.79%	3.97%
Expected long-term rate of return on assets	7.35%	7.56%	7.98%

        Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension credits is based on the average remaining service of employees.

        As of December 31, 2004, the Company recorded an additional minimum pension liability for the pension plan in the United Kingdom in addition to the minimum liabilities recorded in 2002 and 2003. Pursuant to this requirement, the Company increased the minimum pension liability by $25.3 million, reduced the intangible asset by $1.7 million, and increased accumulated other comprehensive income by $27.0 million.

        As of December 31, 2004, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002 and 2003. Pursuant to this requirement, the Company increased the intangible asset by $0.4 million and decreased accumulated other comprehensive income by $0.4 million. The minimum pension liability was not materially decreased.

        For 2004, the Company's weighted average expected long-term rate of return on assets was 7.35%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2003), which was in line with the expected long-term rate of return assumption for 2004.

        The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company's pension plan assets were as follows:

	Actual Allocation
Asset Category			Target Allocation Ranges
	2004	2003
Equity securites	61%	68%	56–66%
Debt securities	29%	24%	26–36%
Real estate	7%	7%	2–12%
Other	3%	1%	0–2%

Total	100%	100%

        It is the Company's policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

        The Company expects to contribute $35.3 million to its defined benefit pension plans in 2005.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2005	$59.9
2006	70.7
2007	69.1
2008	69.4
2009	73.4
2010–2014	431.2

13.    Postretirement Benefits Other Than Pensions

        OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada and the Netherlands. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined. As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $25.9 million, $26.7 million, and $31.4 million at December 31, 2004, 2003, and 2002, respectively.

        The Company's subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company's postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

        The changes in the International Postretirement Benefit Plans obligations were as follows:

	2004	2003
Obligations at beginning of year	$55.3	$40.4
Change in benefit obligations:
Service cost	1.5	1.0
Interest cost	3.9	3.0
Actuarial loss, including the effect of changing discount rates	1.8	3.1
Acquisitions	20.9
Benefit payments	(2.0)	(1.4)
Foreign currency translation	6.0	9.4
Other		(0.2)

Net change in benefit obligations	32.1	14.9

Obligations at end of year	$87.4	$55.3

        The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2004	2003
Projected postretirement benefit obligations	$87.4	$55.3
Net unrecognized items:
Actuarial loss	(5.7)	(3.6)

Nonpension accumulated postretirement benefit obligations	$81.7	$51.7

        The Company's nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

        The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2004	2003
Service cost	$1.5	$1.0
Interest cost	3.9	3.0
Amortization:
Loss	0.1

Net postretirement benefit cost	$5.5	$4.0

        The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.4% and 6.0% at December 31, 2004 and 2003, respectively.

        The weighted average discount rate used to determine net postretirement benefit cost was 6.0% at December 31, 2004, and 6.5% at December 31, 2003 and 2002.

        The weighted average assumed health care cost trend rates at December 31 were as follows:

	2004	2003
Health care cost trend rate assumed for next year	6.84%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.67%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates affect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.0	$(0.9)
Effect on accumulated postretirement benefit obligations	11.4	(8.5)

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2005	$2.9
2006	3.1
2007	3.3
2008	3.5
2009	3.9
2010—2014	22.7

        Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5.7 million in 2004, $6.0 million in 2003, and $6.2 million in 2002. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.    Other Revenue

        Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

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

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Perth	Total
Plant closing charges	$28.5	$20.1	$23.9	$72.5
Write-down of assets to net realizable value	(12.2)	(6.4)	(14.0)	(32.6)
Net cash paid	(4.1)	(1.7)	(4.5)	(10.3)

Remaining accruals related to plant closing charges as of December 31, 2003	12.2	12.0	5.4	29.6
Net cash paid	(2.7)	(4.4)	(4.3)	(11.4)
Other, principally translation	(1.4)	(2.8)	(0.7)	(4.9)

Remaining accruals related to plant closing charges as of December 31, 2004	$8.1	$4.8	$0.4	$13.3

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

        The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change ("Operating Profit") excluding amounts related to certain items that management considers not representative of ongoing operations and, ("Segment Operating Profit"). Net sales as shown in the geographic segment information are based on the location of the Company's affiliate which recorded the sales.

        Financial information regarding the Company's geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2004	$1,926.1	$2,164.1	$870.9	$561.2	$5,522.3
2003	1,876.7	1,245.3	798.8	488.2	4,409.0
2002	1,911.4	994.0	694.2	459.3	4,058.9
Segment Operating Profit:
2004	$253.5	$244.1	$142.1	$124.0	$763.7
2003	276.4	170.2	118.9	96.2	661.7
2002	385.8	115.9	127.0	90.1	718.8

Items excluded from Segment Operating Profit:
2004:
Gain on sale of certain real property		$20.6		$20.6
Italian Specialty Glass gain		31.0		31.0
Mark to market effect of certain commodity futures contracts	$4.9			4.9
2003:
Capacity curtailment charge	(48.6)		$(23.9)	(72.5)
Write-down of equity investment	(50.0)			(50.0)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)	(43.0)
Loss on the sale of notes receivable		(37.4)		(37.4)

        One customer accounted for 11.5%, and 12.8% of the Company's sales in 2003 and 2002 respectively.

        Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2004 – 11.9%, 2003 – 13.2%, and 2002 – 11.6%) and Australia (2004 – 11.7%, 2003 – 13.6%, and 2002 – 12.8%).

        The Company's net fixed assets by location are as follows:

	United States	Foreign	Total
2004	$648.4	$2,502.8	$3,151.2
2003	589.7	1,720.5	2,310.2
2002	615.9	1,546.6	2,162.5

        Reconciliations to consolidated totals are as follows:

	2004	2003	2002
Revenues:
Net sales	$5,522.3	$4,409.0	$4,058.9
Royalties and net technical assistance	20.9	17.9	18.0
Equity earnings	26.1	25.0	26.1
Interest	13.8	18.8	20.6
Other	70.8	24.8	39.7

Total	$5,653.9	$4,495.5	$4,163.3

Reconciliation of Segment Operating Profit to earnings before income taxes, minority share owners' interests in earnings of subsidiaries and cumulative effect of accounting change:
Segment Operating Profit	$763.7	$661.7	$718.8
Items excluded from Segment Operating Profit	56.5	(202.9)
Interest expense	(404.3)	(383.5)	(346.2)
Interest income	13.8	18.8	20.6

Total	$429.7	$94.1	$393.2

18.    Additional Interest Charges from Early Extinguishment of Debt

        During 2004, the Company recorded additional interest charges of $22.8 million ($14.9 million after tax) for note repurchase premiums and $7.1 million ($4.7 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's bank credit agreement. During 2003, the Company recorded additional interest charges of $12.6 million ($7.9 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company's previous bank credit agreement. During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $15.4 million ($9.6 million after tax). These 2002 charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified to interest expense and provision for income taxes in accordance with FAS No. 145.

19.    Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the acquisition. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement (see Note 5). In order to secure the European Commission's approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants. The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

        The Acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and cost reductions. This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in additional charges to operations. As of December 31, 2004, the Company has determined to reduce capacity in one of the acquired plants. During the first half of 2005, the Company expects to conclude the evaluation of its acquired capacity.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at December 31, 2004, is preliminary and includes €577.6 million ($786.6 million at December 31, 2004 exchange rate) of goodwill representing the unallocated portion of the purchase price. The Company expects that the valuation process will be completed no later than the second quarter of 2005. The accompanying Condensed Consolidated Results of Operations for the year ended December 31, 2004, included six months and ten days of BSN operations.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed:

June 21, 2004
Inventories	$294.7
Accounts receivable	197.8
Other current assets (excluding cash acquired)	31.8

Total current assets	524.3
Goodwill	696.0
Other long-term assets	121.5
Net property, plant and equipment	670.9

Assets acquired	$2,012.7
Accounts payable and other current liabilities	(410.6)
Other long-term liabilities	(334.6)

Aggregate purchase costs	$1,267.5

        The assets above include $71.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 8 to 12 years. The liabilities above include $82.2 million for the initial estimated costs of certain actions discussed above, substantially all of which relates to employee termination costs and related fringe benefits.

20.    Pro Forma Information—Acquisition of BSN Glasspack, S.A.

        Had the Acquisition described in Note 19 and the related financing described in Note 5 occurred at the beginning of each respective period, pro forma consolidated net sales and net earnings, and would have been as follows:

	Year ended December 31, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$5,522.3	$752.5		$6,274.8

Net earnings	$287.6	$17.6	$(6.4)	$298.8

	Year ended December 31, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$4,409.0	$1,417.5		$5,826.5

Net earnings	$20.1	$28.9	$(18.5)	$30.5

        The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million. The 2004 and 2003 earnings include estimated amortization related to the $71.1 million of intangible assets recorded for customer relationships. At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004 and $3.6 million (net of tax) for 2003.

21.    Accounts Receivable Securitization Program

        As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services. The program was entered into by BSN in order to provide lower interest costs on a portion of its financing. In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the "fund") created in accordance with French Law. This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales ("GTI") and managed by GTI, provides for an aggregate securitization volume of up to €210 million.

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed €210 million ($286.0 million at December 31, 2004). At December 31, 2004, the Company had $207.0 million of receivables that were sold in this program. For the period from June 21, 2004 through December 31, 2004, the Company received $795.9 million from the sale of receivables to the fund and paid interest of approximately $3.6 million.

        BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

22.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 are as follows:

Balance as of January 1, 2002	$1,556.2
Write-down of goodwill	(47.0)
Translation effects	101.8
Other changes, principally adjustments to purchase price	50.1

Balance as of December 31, 2002	1,661.1
Translation effects	285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)

Balance as of December 31, 2003	1,919.6
Goodwill acquired during the year	696.0
Translation effects	165.6
Other changes	18.4

Balance as of December 31, 2004	$2,799.6

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
OI Plastic Products FTS Inc.

        We have audited the accompanying consolidated balance sheets of OI Plastic Products FTS Inc. as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OI Plastic Products FTS Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles.

        As discussed in Note 14 to the Consolidated Financial Statements, in 2002 the Company changed its accounting for goodwill.

                      Ernst & Young LLP

Toledo, Ohio
March 15, 2005

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Revenues:
Net sales	$631.5	$632.0	$612.9
Other revenue	0.2	2.0	3.8

	631.7	634.0	616.7
Costs and expenses:
Manufacturing, shipping, and delivery	478.7	484.6	448.2
Research and development	11.3	14.4	11.5
Engineering	(0.5)	(0.5)	(0.6)
Selling and administrative	34.5	37.5	36.9
Net intercompany interest	10.2	(2.7)	(42.1)
Other interest expense	0.8	15.4	44.5
Other	1.9	45.9	2.1

	536.9	594.6	500.5

Earnings from continuing operations before items below	94.8	39.4	116.2
Provision for income taxes	33.6	22.0	45.5

Earnings from continuing operations before cumulative effect of accounting change	61.2	17.4	70.7
Net earnings (loss) of discontinued operations	66.4	(658.5)	41.5
Cumulative effect of accounting change			(413.0)

Net earnings (loss)	$127.6	$(641.1)	$(300.8)

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

	December 31,
	2004	2003
Assets
Current assets:
Cash	$1.0	$9.8
Receivables including $0.6 ($24.2 in 2003) from related parties, less allowances of $20.7 ($20.4 in 2003) for losses and discounts	49.5	69.5
Inventories	64.7	83.4
Prepaid expenses	12.5	15.8
Assets of discontinued operations		261.3

Total current assets	127.7	439.8
Other assets:
Equity investments	9.1	7.3
Repair parts inventories	7.0	6.0
Deposits, receivables, and other assets	13.7	14.9
Goodwill	209.5	209.5
Assets of discontinued operations		933.2

Total other assets	239.3	1,170.9
Property, plant, and equipment:
Land, at cost	5.4	6.7
Buildings and equipment, at cost:
Buildings and building equipment	85.4	83.2
Factory machinery and equipment	532.3	558.8
Transportation, office, and miscellaneous equipment	7.3	8.3
Construction in progress	17.9	16.2

	648.3	673.2

Less accumulated depreciation	324.8	326.0

Net property, plant, and equipment	323.5	347.2

Total assets	$690.5	$1,957.9

	December 31,
	2004	2003
Liabilities and Net Parent Investment
Current liabilities:
Accounts payable including $4.7 ($27.2 in 2003) to related parties	$48.2	$59.8
Salaries and wages	8.3	6.8
U.S. and foreign income taxes	0.2	(0.3)
Other accrued liabilities	66.9	19.2
Long-term debt due within one year	0.1	0.1
Liabilities of discontinued operations		95.3

Total current liabilities	123.7	180.9
Liabilities of discontinued operations		111.0
External long-term debt	11.0	0.7
Deferred taxes	50.0	48.5
Other liabilities	0.2	3.7
Net Parent investment
Investment by and advances from Parent	527.8	1,658.0
Accumulated other comprehensive loss	(22.2)	(44.9)

Total net Parent investment	505.6	1,613.1

Total liabilities and net Parent investment	$690.5	$1,957.9

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED NET PARENT INVESTMENT

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Investment by and advances to Parent
Balance at beginning of year	$1,658.0	$1,675.7	$1,980.0
Net intercompany transactions	(1,257.8)	623.4	(3.5)
Net (loss) earnings	127.6	(641.1)	(300.8)

Balance at end of year	527.8	1,658.0	1,675.7

Accumulated other comprehensive loss
Balance at beginning of year	(44.9)	(42.5)	(28.3)
Foreign currency translation adjustments	22.7	(2.4)	(14.2)

Balance at end of year	(22.2)	(44.9)	(42.5)

Total net Parent investment	$505.6	$1,613.1	$1,633.2

Total comprehensive (loss) income
Net earnings (loss)	$127.6	$(641.1)	$(300.8)
Foreign currency translation adjustments	22.7	(2.4)	(14.2)

Total comprehensive income (loss)	$150.3	$(643.5)	$(315.0)

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.

CONSOLIDATED CASH FLOWS

Dollars in millions

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net earnings (loss) from continuing operations before cumulative effect of accounting change	$61.2	$17.4	$70.7
Non-cash charges (credits):
Depreciation	54.4	47.9	50.2
Amortization of deferred costs	3.5	5.1	7.7
Loss on sale of certain closures assets		41.3
Deferred tax provision	31.5	20.4	43.0
Other	0.1	(54.7)	(22.6)
Change in non-current operating assets	(4.7)	6.0	5.6
Change in components of working capital	25.5	(5.2)	(6.5)

Cash provided by continuing operating activities	171.5	78.2	148.1
Cash provided by discontinued operating activities	51.2	44.9	169.7

Cash provided by total operating activities	222.7	123.1	317.8
Investing activities:
Additions to property, plant and equipment — continuing	(30.7)	(37.3)	(52.1)
Additions to property, plant and equipment — discontinued	(25.0)	(84.6)	(97.7)
Acquisitions, net of cash acquired			(2.3)
Net cash proceeds from divestitures and other	1,172.3	46.3	21.7

Cash provided by (utilized in) investing activities	1,116.6	(75.6)	(130.4)
Financing activities:
Net change in intercompany debt	(1,357.6)	623.7	(2.3)
Repayments of long-term debt	(0.3)	(666.6)	(188.8)
Additions to long-term debt	10.5		0.1

Cash utilized in financing activities	(1,347.4)	(42.9)	(191.0)
Effect of exchange rate fluctuations on cash	(0.7)	0.1	(1.6)

Increase (decrease) in cash	(8.8)	4.7	(5.2)
Cash at beginning of year	9.8	5.1	10.3

Cash at end of year	$1.0	$9.8	$5.1

See accompanying Notes to Consolidated Financial Statements.

OI PLASTIC PRODUCTS FTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular Data in Millions

1.    Significant Accounting Policies

Basis of Consolidated Statements

        The consolidated financial statements of OI Plastic Products FTS Inc. ("Company") include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the divested blow-molded plastic container business have been presented as a discontinued operation.

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

Nature of Operations

        The Company is a manufacturer of plastics packaging products. The Company's principal product lines include plastic healthcare containers and closures and prescription containers. The Company's principal operations are in North America, however, the Company does have minor operations in Europe and South America. Major markets include the United States healthcare market. One customer accounted for 15.7% and 17.5% of the Company's sales in 2003 and 2002 respectively.

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

Property, Plant, and Equipment

        Property, plant and equipment ("PP&E") is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

2.    Changes in Components of Working Capital Related to Operations

        Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2004	2003	2002
Decrease (increase) in current assets:
Receivables	$2.9	$(9.3)	$12.1
Inventories	22.7	5.2	(22.0)
Prepaid expenses	(2.8)	(0.7)	(2.0)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(98.0)	(45.1)	18.1
Salaries and wages	64.2	(6.0)	0.7
U.S. and foreign income taxes	(3.7)	(4.2)	7.7

	$(14.7)	$(60.1)	$14.6

Continuing operations	$25.5	$(5.2)	$(6.5)
Discontinued operations	(40.2)	(54.9)	21.1

	$(14.7)	$(60.1)	$14.6

3.    Inventories

        Major classes of inventory are as follows:

	2004	2003
Finished goods	$38.8	$48.8
Work in process	—	1.2
Raw materials	22.6	24.5
Operating supplies	3.3	8.9

	$64.7	$83.4

        If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $13.6 million and $2.2 million at December 31, 2004 and 2003, respectively.

        Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2004 and 2003 were approximately $4.3 million and $17.0 million, respectively.

4.    Supplemental Cash Flow Information

        Interest paid in cash aggregated $0.3 million for 2004, $14.2 million for 2003, and $39.9 million for 2002.

5.    Guarantees of Debt

        Under the Third Amended and Restated Secured Credit Agreement, the Company has guaranteed certain of OI Group's domestic and foreign subsidiaries which amounted to $827.2 million at December 31, 2004. This guarantee expires with the Amended and Restated Secured Credit Agreement on April 1, 2007.

        The Company also has guaranteed $1.0 billion of 8.875%, $625.0 million of 8.75%, and $450.0 million of 7.75% Senior Secured Notes, and $450.0 million of 8.25%, $400.0 million of 6.75%, and €225.0 million of 6.75% Senior notes issued by an affiliate of the Company. These guarantees expire in 2009 for the $1.0 billion of 8.875% Senior Secured Notes, 2012 for the $625.0 million of 8.75% Senior Secured Notes, 2011 for the $450.0 million of 7.75% Senior Secured Notes, 2013 for the $450.0 million of 8.25% Senior Notes, and 2009 for the $400.0 million of 6.75% Senior Notes and €225 million of 6.75% Senior Notes. The assets of the Company and most of its domestic subsidiaries are pledged as security for the Senior Secured Notes.

        The Company will be obligated under the above guarantees in the event that OI Group's domestic or foreign subsidiaries cannot make the required interest or principal payments under the above obligations.

6.    Operating Leases

        Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $3.4 million in 2004, $4.1 million in 2003, and $4.6 million in 2002. Minimum future rentals under operating leases are as follows: 2005, $1.3 million; 2006, $0.8 million; 2007, $0.6 million; 2008, $0.3 million; 2009, $0.1 million; and 2010 and thereafter, $0.1 million.

7.    Foreign Currency Translation

        Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(0.6) million in 2004, $(0.1) million in 2003, and $1.5 million in 2002.

8.    Income Taxes

        Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the

Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003
Deferred tax assets:
Tax loss carryovers	$7.8	$37.8
Receivables	7.1	9.7
Other, principally accrued liabilities	7.6	19.3

Total deferred tax assets	22.5	66.8
Deferred tax liabilities:
Property, plant and equipment	48.5	144.7
Inventory	1.0	3.0
Other	8.1	34.2

Total deferred tax liabilities	57.6	181.9

Valuation allowance	(3.6)	(18.6)

Net deferred tax liabilities	$(38.7)	$(133.7)

Total for continuing operations		$(35.2)
Total for discontinued operations		(98.5)

		$(133.7)

        Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Prepaid expenses	$10.6	$24.0
Deposits, receivables, and other assets	0.7
Deferred tax liability	(50.0)	(157.7)

Net deferred tax liabilities	$(38.7)	$(133.7)

Total for continuing operations		$(35.2)
Total for discontinued operations		(98.5)

		$(133.7)

        The provision for income taxes consists of the following:

	2004	2003	2002
Current:
U.S. Federal	$—	$—	$—
State	2.7	1.3	1.2
Foreign	4.1	4.5	9.1

	6.8	5.8	10.3

Deferred:
U.S. Federal	8.4	21.1	57.9
State	5.5	0.4	5.2
Foreign	(0.4)	(0.4)	(1.1)

	13.5	21.1	62.0

Total:
U.S. Federal	8.4	21.1	57.9
State	8.2	1.7	6.4
Foreign	3.7	4.1	8.0

	$20.3	$26.9	$72.3

Total for continuing operations	$33.6	$22.0	$45.5
Total for discontinued operations	(13.3)	4.9	26.8

	$20.3	$26.9	$72.3

        The provision for income taxes was calculated based on the following components of earnings before income taxes:

	2004	2003	2002
Continuing operations
Domestic	$87.0	$41.4	$118.7
Foreign	7.8	(2.0)	(2.5)

	$94.8	$39.4	$116.2

Discontinued operations
Domestic	$45.2	$(670.4)	$49.4
Foreign	8.0	16.8	18.9

	$53.2	$(653.6)	$68.3

        Income taxes paid in cash were as follows:

	2004	2003	2002
Domestic	$2.1	$1.8	$0.1
Foreign	3.0	6.0	12.1

	$5.1	$7.8	$12.2

        A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows (certain amounts from prior years have been reclassified to conform to current year presentation):

	2004	2003	2002
Pretax earnings at statutory U.S. Federal tax rate	$33.2	$13.8	$40.7
Increase (decrease) in provision for income taxes due to:
State taxes, net of federal benefit	1.5	0.9	2.1
Rate differences on international earnings	(1.2)	0.5	3.5
Other items	0.1	6.8	(0.8)

Provision for income taxes	$33.6	$22.0	$45.5

Effective tax rate	35.4%	55.6%	39.2%

        The Company is included with OI Inc.'s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

        At December 31, 2004, the Company's equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $5.4 million. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

	Years ended December 31,
	2004	2003	2002
Revenues:
Sales to affiliated companies	$0.3	$0.3	$0.4

Expenses:
Administrative services	5.5	7.4	6.4
Corporate management fee	2.7	2.7	2.8

Total expenses	$8.2	$10.1	$9.2

The above expenses are recorded in the statement of operations as follows:
Cost of sales	$4.8	$6.1	$5.3
Selling, general, and adminstrative expenses	3.4	4.0	3.9

Total expenses	$8.2	$10.1	$9.2

        Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc's total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (9.4% at December 31, 2004) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

10.    Pension Benefit Plans

        The Company participates in OI Inc.'s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.'s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the Company's allocated portion of the domestic pension costs amounted to $0.2 million in 2004, $0.8 million in 2003, and $5.0 million in 2002.

        OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants' contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company's share of the contributions to these plans amounted to $1.4 million in 2004, $1.8 million in 2003, and $1.8 million in 2002.

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

        The Company's net periodic postretirement benefit cost, as allocated by OI Inc., was $4.2 million, $2.1 million, and $4.7 million at December 31, 2004, 2003, and 2002, respectively.

12.    Other Costs and Expenses

        Other costs and expenses for the year ended December 31, 2003 included pretax charges of $41.3 million ($25.8 after tax) related to the following:

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

13.    Contingencies

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

14.    Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 are as follows:

Balance as of January 1, 2002	$1,468.2
Write-down of goodwill	(413.0)
Translation effects	0.2
Other changes	(25.4)

Balance as of December 31, 2002	1,030.0
Write-down of goodwill—discontinued operations	(670.0)
Other changes	0.6

Balance as of December 31, 2003	360.6
Sale of discontinued operations	(151.1)

Balance as of December 31, 2004	$209.5

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

15.    Additional Interest Charges from Early Extinguishment of Debt

        During 2002, the Company wrote off unamortized deferred financing fees related to indebtedness repaid prior to its scheduled maturity. As a result, the Company recorded additional interest charges totaling $1.3 million ($0.8 million after tax). These charges had been previously reported as extraordinary charges, net of income taxes, and were reclassified to interest expense and provision for income taxes in accordance with FAS No. 145. Amounts above included $0.6 ($0.4 million after tax) for discontinued operations.

16.    Discontinued Operations

        On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

        Cash proceeds of approximately $1.2 billion were loaned to a subsidiary of the Company to repay term loans under the bank credit facility, which was amended to permit the sale. The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business. Because the level of working capital declined during the several months prior to closing, primarily due to seasonal factors, the Company expects that an amount will be payable to Graham Packaging under this price adjustment provision. The process for determining the amount payable to Graham Packaging has not been completed, however, the Company expects that it will not have a material effect upon results of operations or cash flows.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, two in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the years ended December 31, 2004, 2003 and 2002 as a discontinued operation. Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds. Amounts for the prior periods have been reclassified to conform to this presentation.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Revenues:
Net sales	$853.7	$1,025.9	$972.5
Other revenue	7.6	9.0	10.2

	861.3	1,034.9	982.7
Costs and expenses:
Manufacturing, shipping and delivery	736.8	897.8	793.6
Research, development and engineering	14.9	19.6	22.0
Selling and administrative	22.8	32.0	28.3
Interest	44.8	59.4	63.7
Other	22.9	679.7	6.8

	842.2	1,688.5	914.4

Earnings before items below	19.1	(653.6)	68.3
Provision for income taxes	26.5	4.9	26.8
Gain on sale of discontinued operations	73.8

Net earnings from discontinued operations	$66.4	$(658.5)	$41.5

        Other costs and expenses for the year ended December 31, 2003 includes an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit, all of which was attributable to the discontinued operations.

        The sale of the blow-molded plastic business resulted in a substantial capital loss, primarily related to previous goodwill write downs that were not deductible when recorded. The gain on the sale of discontinued operations of $73.8 million includes a credit for income taxes of $39.7 million, representing the tax benefit from offsetting a portion of the loss against otherwise taxable capital gains.

        The condensed consolidated balance sheet at December 31, 2003 included the following assets and liabilities related to the discontinued operations:

Balance at December 31, 2003
Assets:
Inventories	$145.4
Accounts receivable	103.0
Other current assets	12.9

Total current assets	261.3
Goodwill	151.1
Other long-term assets	78.8
Net property, plant and equipment	703.3

Total assets	$1,194.5

Liabilities:
Accounts payable and other current liabilities	$95.3
Other long-term liabilities	111.0

Total liabilities	$206.3

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC (Registrant)
By	/s/ JAMES W. BAEHREN James W. Baehren Vice President and Secretary

Date: March 16, 2005

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title
Matthew G. Longthorne	Controller and Chief Accounting Officer (Principal Accounting Officer); Director
Steven R. McCracken	Chairman and Chief Executive Officer (Principal Executive Officer)
Thomas L. Young	President (Principal Financial Officer); Director
James W. Baehren	Vice President and Secretary; Director
By	/s/ JAMES W. BAEHREN James W. Baehren Attorney-in-fact

Date: March 16, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

        For the years ended December 31, 2004, 2003, and 2002:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2004, 2003, and 2002
(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other (Note 2)	Deductions (Note 1)	Balance at end of period
2004	$44.5	$76.9	$7.2	$78.3	$50.3

2003	$44.8	$80.1	$—	$80.4	$44.5

2002	$56.5	$71.7	$—	$83.4	$44.8

(1)
Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

(2)
Other for 2004 relates to acquisitions during the year.

S-1

QuickLinks

PART I
Part II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OWENS-ILLINOIS GROUP, INC. CONSOLIDATED RESULTS OF OPERATIONS Dollars in millions
OWENS-ILLINOIS GROUP, INC. CONSOLIDATED BALANCE SHEETS Millions of dollars
OWENS-ILLINOIS GROUP, INC. CONSOLIDATED BALANCE SHEETS (continued) Millions of dollars
OWENS-ILLINOIS GROUP, INC. CONSOLIDATED SHARE OWNER'S EQUITY Millions of dollars
OWENS-ILLINOIS GROUP, INC. CONSOLIDATED CASH FLOWS Dollars in millions
OWENS-ILLINOIS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tabular Data in Millions
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OWENS-BROCKWAY PACKAGING, INC. CONSOLIDATED RESULTS OF OPERATIONS Dollars in millions
OWENS-BROCKWAY PACKAGING, INC. CONSOLIDATED BALANCE SHEETS Dollars in millions
OWENS-BROCKWAY PACKAGING, INC. CONSOLIDATED NET PARENT INVESTMENT Dollars in millions
OWENS-BROCKWAY PACKAGING, INC. CONSOLIDATED CASH FLOWS Dollars in millions
OWENS-BROCKWAY PACKAGING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tabular Data in Millions
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OWENS-BROCKWAY GLASS CONTAINER INC. CONSOLIDATED RESULTS OF OPERATIONS Dollars in millions
OWENS-BROCKWAY GLASS CONTAINER INC. CONSOLIDATED BALANCE SHEETS Dollars in millions
OWENS-BROCKWAY GLASS CONTAINER INC. CONSOLIDATED BALANCE SHEETS (continued) Dollars in millions
OWENS-BROCKWAY GLASS CONTAINER INC. CONSOLIDATED NET PARENT INVESTMENT Dollars in millions
OWENS-BROCKWAY GLASS CONTAINER INC. CONSOLIDATED CASH FLOWS Dollars in millions
OWENS-BROCKWAY GLASS CONTAINER INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS Tabular Data in Millions
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OI PLASTIC PRODUCTS FTS INC. CONSOLIDATED RESULTS OF OPERATIONS Dollars in millions
OI PLASTIC PRODUCTS FTS INC. CONSOLIDATED BALANCE SHEETS Dollars in millions
OI PLASTIC PRODUCTS FTS INC. CONSOLIDATED NET PARENT INVESTMENT Dollars in millions
OI PLASTIC PRODUCTS FTS INC. CONSOLIDATED CASH FLOWS Dollars in millions
OI PLASTIC PRODUCTS FTS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Tabular Data in Millions
SIGNATURES
Signatures
INDEX TO FINANCIAL STATEMENT SCHEDULE
OWENS-ILLINOIS GROUP, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED) Years ended December 31, 2004, 2003, and 2002 (Millions of Dollars)