Form 10-Q
period 2005-03-31
OWENS ILLINOIS GROUP INC
filed 2005-05-10
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2005
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

        Owens-Illinois Group, Inc. $.01 par value common stock—100 shares at April 30, 2005.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

        The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

        The Condensed Consolidated Financial Statements as of March 31, 2004 and the three month period then ended have been restated as follows:

1.
On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe. As required by Statement of Financial Accounting Standard ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has presented the results of operations for the blow-molded plastic container business in the Condensed Consolidated Results of Operations for the three month period ended March 31, 2004 as a discontinued operation. As such, results for that period have been reclassified to conform to this presentation. At March 31, 2004, the assets and liabilities of the blow-molded plastic container business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

2.
During the fourth quarter of 2004, the Company determined that certain commodity futures contracts did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings as required by FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Results of Operations for the three month period ended March 31, 2004 have been adjusted from the amounts originally reported to include the mark to market gains on these commodity futures contracts which were previously deferred through September 30, 2004.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2005	2004
		(restated)
Revenues:
Net sales	$1,663.3	$1,267.6
Royalties and net technical assistance	4.4	4.6
Equity earnings	4.3	5.6
Interest	4.2	3.2
Other	32.2	5.1

	1,708.4	1,286.1
Costs and expenses:
Manufacturing, shipping, and delivery	1,288.5	1,010.2
Research and development	6.2	6.0
Engineering	10.2	8.9
Selling and administrative	117.2	83.3
Interest	118.5	100.9
Other	6.8	1.6

	1,547.4	1,210.9

Earnings from continuing operations before items below	161.0	75.2
Provision for income taxes	36.4	22.1
Minority share owners' interests in earnings of subsidiaries	7.1	5.9

Earnings from continuing operations	117.5	47.2

Net earnings of discontinued operations		7.6

Net earnings	$117.5	$54.8

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2005	Dec. 31, 2004	March 31, 2004
			(restated)
Assets
Current assets:
Cash, including time deposits	$198.1	$277.9	$159.0
Short-term investments, at cost which approximates market	30.2	27.6	22.4
Receivables, less allowances for losses and discounts ($48.5 at March 31, 2005, $50.3 at December 31, 2004, and $41.8 at March 31, 2004)	887.3	821.3	732.4
Inventories	1,146.4	1,117.7	840.2
Prepaid expenses	49.3	96.8	67.8
Assets of discontinued operations			295.5

Total current assets	2,311.3	2,341.3	2,117.3
Investments and other assets:
Equity investments	102.4	117.1	146.8
Repair parts inventories	190.0	192.2	176.8
Prepaid pension	966.1	962.5	973.1
Deposits, receivables, and other assets	458.8	430.2	389.2
Goodwill	2,968.4	3,009.1	2,136.5
Assets of discontinued operations			944.7

Total other assets	4,685.7	4,711.1	4,767.1
Property, plant, and equipment, at cost	6,081.8	6,256.3	5,127.6
Less accumulated depreciation	2,869.0	2,758.6	2,519.8

Net property, plant, and equipment	3,212.8	3,497.7	2,607.8

Total assets	$10,209.8	$10,550.1	$9,492.2

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—(continued)
(Dollars in millions)

	March 31, 2005	Dec. 31, 2004	March 31, 2004
			(restated)
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$177.5	$192.5	$122.0
Accounts payable and other liabilities	1,374.5	1,544.0	951.1
Liabilities of discontinued operations			115.1

Total current liabilities	1,552.0	1,736.5	1,188.2
Liabilities of discontinued operations			60.6
Long-term debt	5,080.4	5,172.0	5,387.4
Deferred taxes	258.2	267.1	263.5
Nonpension postretirement benefits	280.3	285.6	283.2
Other liabilities	862.7	879.2	644.0
Commitments and contingencies
Minority share owners' interests	162.1	169.6	153.9
Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,339.9	1,360.5	1,417.3
Retained earnings	751.4	633.9	368.3
Accumulated other comprehensive income	(77.2)	45.7	(274.2)

Total share owner's equity	2,014.1	2,040.1	1,511.4

Total liabilities and share owner's equity	$10,209.8	$10,550.1	$9,492.2

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Three months ended March 31,
	2005	2004
		(restated)
Cash flows from operating activities:
Earnings from continuing operations	$117.5	$47.2
Non-cash charges (credits):
Depreciation	129.3	102.2
Amortization of intangibles and other deferred items	7.7	6.1
Amortization of finance fees	4.2	3.2
Deferred tax provision	17.3	12.9
Gain on the sale of certain real property	(28.1)
Natural gas futures contracts mark to market	(28.4)
Other	(39.8)	(30.2)
Change in non-current operating assets	(11.0)	(11.8)
Reduction of non-current liabilities	(10.7)	(6.9)
Change in components of working capital	(243.3)	(80.1)

Cash provided by continuing operating activities	(85.3)	42.6
Cash provided by discontinued operating activities		26.8

Total cash provided by operating activities	(85.3)	69.4
Cash flows from investing activities:
Additions to property, plant, and equipment—continuing	(76.3)	(75.9)
Additions to property, plant, and equipment—discontinued		(6.6)
Net cash proceeds from divestitures and asset sales	180.5	14.6

Cash utilized in investing activities	104.2	(67.9)
Cash flows from financing activities:
Additions to long-term debt	97.7	182.4
Repayments of long-term debt	(162.5)	(143.7)
Increase in short-term loans	4.3	28.2
Net payments for debt-related hedging activity	11.6	(6.9)
Payment of finance fees	(0.2)	(3.1)
Distributions to parent	(40.2)	(52.8)

Cash provided by (used in) financing activities	(89.3)	4.1
Effect of exchange rate fluctuations on cash	(9.4)	(10.0)

Increase in cash	(79.8)	(4.4)
Cash at beginning of period	277.9	163.4

Cash at end of period	$198.1	$159.0

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

2.  Stock Options

        The Company participates in three nonqualified stock option plans of OI Inc. The Company has adopted the disclosure-only provisions (intrinsic value method) of FAS No. 123, "Accounting for Stock-Based Compensation." All options have been granted at prices equal to the market price of the OI Inc's common stock on the date granted. Accordingly, the Company recognizes no compensation expense related to the stock option plans.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income would have been as follows:

	Three months ended March 31,
	2005	2004
Net income:
As reported	$117.5	$54.8
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.2)	(1.6)

Pro forma	$116.3	$53.2

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected life of options	5 years	5 years
Expected stock price volatility	73.9%	74.0%
Risk-free interest rate	2.7%	2.7%
Expected dividend yield	0.0%	0.0%

3.  Long-Term Debt

        The following table summarizes the long-term debt of the Company:

	March 31, 2005	Dec. 31, 2004	March 31, 2004
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$20.0	$30.1	$76.3
Term Loans:
A1 Term Loan	223.9	315.0	460.0
B1 Term Loan	220.8	226.8	840.0
C1 Term Loan	185.6	190.6
C2 Term Loan (€46.3 million)	59.8	64.7
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	435.1	444.1	447.7
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	291.0	306.4
Senior Subordinated Notes:
10.25%, due 2009		17.4
9.25%, due 2009 (€0.4 million)	0.6	0.6
Payable to OI Inc.	1,143.8	1,158.6	1,452.7
Other	180.0	117.0	101.1

Total long-term debt	5,235.6	5,346.3	5,452.8
Less amounts due within one year	155.2	174.3	65.4

Long-term debt	$5,080.4	$5,172.0	$5,387.4

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations, the Company's subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the "Agreement"). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million. The proceeds were largely used to repay debt during the quarter. At March 31, 2005, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        At March 31, 2005, the Company's subsidiary borrowers had unused credit of $404.2 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2005 was 5.57%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and European subsidiaries, as discussed in Note 11, the weighted average interest rate was 8.31%.

4.  Supplemental Cash Flow Information

	Three months ended March 31,
	2005	2004
Interest paid in cash	$67.5	$74.2
Income taxes paid in cash	35.8	27.5

5.  Comprehensive Income

        The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments. Total comprehensive income is as follows:

	Three months ended March 31,
	2005	2004
Net earnings	$117.5	$54.8
Foreign currency translation adjustments	(122.6)	(26.8)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	(0.3)	(4.3)

Total comprehensive income (loss)	$(5.4)	$23.7

6.  Inventories

        Major classes of inventory are as follows:

	March 31, 2005	Dec. 31, 2004	March 31, 2004
Finished goods	$974.0	$929.9	$704.8
Work in process	3.7	6.4	7.4
Raw materials	91.0	100.1	64.8
Operating supplies	77.7	81.3	63.2

	$1,146.4	$1,117.7	$840.2

7.  New Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, "Share-Based Payment," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the required service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of FAS No. 123R are effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company has not yet determined the impact of adopting FAS No. 123R.

8.  Contingencies

        OI Inc. is one of a number of defendants in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers. From 1948 to 1958, one of OI Inc. "s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos. OI Inc. exited the pipe and block insulation business in April 1958. The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as "asbestos claims").

        As of March 31, 2005, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 35,000 plaintiffs and claimants. Based on an analysis of the claims and lawsuits pending as of December 31, 2004, approximately 94% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 5% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

        In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of March 31, 2005 there are approximately 21,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

        Since receiving its first asbestos claim, OI Inc. as of March 31, 2005, has disposed of the asbestos claims of approximately 319,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,300. Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years. Deferred amounts payable totaled approximately $90 million at March 31, 2005 ($91 million at December 31, 2004) and are included in the foregoing average indemnity payment per claim. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

        The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.'s asbestos-related payments cannot be estimated with certainty. OI Inc.'s reported results of operations for 2004 were materially affected by the $152.6 million fourth quarter charge and asbestos-related payments continue to be substantial. Any future additional charge would likewise materially affect OI Inc.'s results of operations in the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's and OI Inc.'s cost of borrowing and their ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.'s asbestos-related payments and to fund the Company's working capital and capital expenditure requirements on a short-term and long-term basis.

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

9.     Segment Information

        The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry: (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region. Following the sale of a substantial portion of the Company's blow-molded plastic container operations which was completed on October 7, 2004, the Plastics Packaging segment consists of healthcare packaging, closures and specialty products.

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

        Segment Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. The information below is presented on a continuing operations basis, and therefore, the prior period amounts have been restated to remove the discontinued operations. See Note 17 for more information.

        Financial information for continuing operations for the three-month periods ended March 31, 2005 and 2004 regarding the Company's product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2005	$1,463.1	$200.2	$1,663.3		$1,663.3
2004	1,062.3	205.3	1,267.6		1,267.6

Segment Operating Profit:
2005	$202.3	$30.9	$233.2	$(14.4)	$218.8
2004	165.1	31.9	197.0	(33.0)	164.0

Items excluded from Segment Operating Profit:
March 31, 2005:
Gain on sale of Corsico, Italy glass container facility	$28.1		$28.1		$28.1
Mark to market effect of certain commodity futures contracts	28.4		28.4		28.4
March 31, 2004:
Mark to market effect of certain commodity futures contracts	8.9		8.9		8.9

        The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners' interests in earnings of subsidiaries for the three-month periods ended March 31, 2005 and 2004 is as follows:

	2005	2004
Segment Operating Profit for reportable segments	$233.2	$197.0
Items excluded from Segment Operating Profit	56.5	8.9
Eliminations and other retained items	(14.4)	(33.0)
Interest expense	(118.5)	(100.9)
Interest income	4.2	3.2

Total	$161.0	$75.2

	Glass Containers	Plastics Packaging	Total Product Segments	Discontinued Operations	Eliminations and Other Retained	Consolidated Totals
Total assets:
March 31, 2005	$8,266.7	$779.7	$9,046.4		$1,163.4	$10,209.8
December 31, 2004	8,579.4	789.3	9,368.7		1,181.4	10,550.1
March 31, 2004	6,299.6	861.5	7,161.1	$1,240.2	1,090.9	9,492.2

10.   Other Revenue and Costs and Expenses

        During the first quarter of 2005, the Company completed the sale of its Corsico, Italy glass container facility. The resulting gain of $28.1 million (pre-tax and after tax) was included in other revenue in the results of operations for the first quarter of 2005. See Note 15 for more information.

        Manufacturing costs for the first quarter of 2005 included a favorable adjustment of approximately $10.0 million to the Company's accruals for self insured risks.

11.   Derivative Instruments

        At March 31, 2005, the Company has the following derivative instruments related to its various hedging programs:

Fair Value Hedges of Debt

        The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for €46.3 million borrowings. In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company's international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

        At the end of the first quarter of 2005, the Company's subsidiary in Australia had agreements that swap a total of U.S. $455.0 million of borrowings into 702.0 million Australian dollars. These derivative instruments swap both the interest and principal from U.S. dollars to Australian dollars and also swap the interest rate from a U.S.-based rate to an Australian-based rate. These agreements have various maturity dates ranging from April 2005 through March 2006.

        The Company's subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

        The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three months ended March 31, 2005, the amount not offset was immaterial. The fair values are included with other long term liabilities on the balance sheet.

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

        The above foreign currency exchange contract is accounted for as a cash flow hedge at March 31, 2005. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions. For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

        At March 31, 2005, the amount included in OCI related to this foreign currency exchange contract was ($3.5) million. The ineffectiveness related to this hedge for the three months ended March 31, 2005 was not material.

Interest Rate Swaps Designated as Fair Value Hedges

        In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $1.05 billion that mature from 2007 through 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

        The following selected information relates to fair value swaps at March 31, 2005 (based on a projected U.S. LIBOR rate of 4.2198%):

	Amount Hedged	Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(6.0)
Senior Notes due 2008	250.0	7.35%	3.5%	(6.4)
Senior Debentures due 2010	250.0	7.50%	3.2%	(6.2)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(14.8)

Total	$1,050.0			$(33.4)

Natural Gas Hedges

        The Company uses commodity futures contracts related to forecasted natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements. The Company continually evaluates the natural gas market with respect to its future usage requirements. The Company generally evaluates the natural gas market for the next twelve to eighteen months and continually enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months. At March 31, 2005, the Company had entered into commodity futures contracts for approximately 79% (approximately 13,320,000 MM BTUs) of its expected North American natural gas usage for full year of 2005 and approximately 23% (approximately 5,280,000 MM BTUs) for the full year of 2006.

        As discussed further below, prior to December 31, 2004, the Company accounted for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that was designated as, and met the required criteria for, a cash flow hedge was recorded in accumulated other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affected earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that was deemed to be ineffective was recognized in current earnings.

        During the fourth quarter of 2004, the Company determined that the commodity futures contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The total unrealized pretax gain recorded for the three months ended March 31, 2005 was $28.4 million ($17.0 million after tax). The total unrealized pretax gain recorded for the three months ended March 31, 2004 was $8.9 million ($5.8 million after tax). This change had no effect upon the Company's cash flows. During the first quarter of 2005, the Company completed the documentation and re-designation of its natural gas hedge contracts. As of April 1, 2005, all futures contracts meet the qualifications for special hedge accounting and will be accounted for as described in the preceding paragraph.

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

12.   Restructuring Accruals

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

        Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Total
Restructuring accrual balance as of December 31, 2004	$8.1	$4.8	$12.9
Net cash paid	(0.6)	(0.7)	(1.3)
Other, principally translation		(0.1)	(0.1)

Remaining restructuring accruals related to plant closing charges as of March 31, 2005	$7.5	$4.0	$11.5

13.   Pensions

        The components of the net pension expense for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Service cost	$13.2	$13.7
Interest cost	50.7	46.5
Expected asset return	(74.8)	(70.3)
Amortization:
Prior service cost		1.6
Loss	12.0	8.8

Net amortization	12.0	10.4

Net expense	$1.1	$0.3

Total for continuing operations		(0.5)
Total for discontinued operations		0.8

		$0.3

        The pension expense above for the three months ended March 31, 2005 reflects the additional pension expense of the BSN operations acquired on June 21, 2004.

        The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $37.3 million to its pension plans in 2005. As of March 31, 2005, $5.6 million of contributions have been made. The Company presently does not expect its contributions for the full year of 2005 to be significantly different from the $37.3 million previously projected.

14.   Postretirement Benefits Other Than Pensions

        The components of the net postretirement benefit cost for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Service cost	$1.1	$1.1
Interest cost	4.6	5.7
Amortization:
Prior service credit	(1.0)	(1.2)
Loss	1.4	1.2

Net amortization	0.4	—

Net postretirement benefit cost	$6.1	$6.8

Total for continuing operations		$6.0
Total for discontinued operations		0.8

		$6.8

        The postretirement benefit costs above for the three months ended March 31, 2005 reflect the additional expense of the BSN operations.

15.   Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the Acquisition. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement. In order to secure the European Commission's approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants. The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

        The Acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing, leverage and cost reductions. This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in additional charges to operations. As of March 31, 2005, the Company has determined to reduce capacity in one of the acquired plants. During the second quarter of 2005, the Company expects to conclude the evaluation of its acquired capacity.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005, is preliminary and includes €590.8 million ($763.8 million at March 31, 2005 exchange rate) of goodwill representing the unallocated portion of the purchase price. The Company expects that the valuation process will be completed and recorded no later than the second quarter of 2005.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed:

June 21, 2004
Inventories	$294.7
Accounts receivable	197.8
Other current assets (excluding cash acquired)	31.8

Total current assets	524.3
Goodwill	710.3
Other long-term assets	119.3
Net property, plant and equipment	661.7

Assets acquired	$2,015.6
Accounts payable and other current liabilities	(414.3)
Other long-term liabilities	(332.3)

Aggregate purchase costs	$1,269.0

        The assets above include $71.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 8 to 12 years. The liabilities above include $72.7 million for the initial estimated costs of certain actions discussed above, substantially all of which relates to employee termination costs and related fringe benefits. As of March 31, 2005, there was no significant activity related to this reserve.

16.   Pro Forma Information—Acquisition of BSN Glasspack S.A.

        Had the Acquisition described in Note 15 and the related financing described in Note 3 occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and net earnings would have been as follows:

	Three months ended March 31, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted
Net sales	$1,267.6	$379.4		$1,647.0

Earnings from continuing operations	$47.2	$(12.3)	$(4.6)	$30.3

17.   Discontinued operations

        On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

        Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company's bank credit facility, which was amended to permit the sale. The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business. This adjustment was finalized in April 2005, and Graham was paid approximately $39 million. The adjustment did not impact results of operations.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the three months ended March 31, 2004 as a discontinued operation. Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds. Amounts for the prior periods have been reclassified to conform to this presentation.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

Three months ended March 31, 2004
Revenues:
Net sales	$277.8
Other revenue	3.3

281.1
Costs and expenses:
Manufacturing, shipping and delivery	241.0
Research, development and engineering	4.8
Selling and administrative	7.2
Interest	13.5
Other	2.6

269.1

Earnings before items below	12.0
Provision for income taxes	4.4

Net earnings from discontinued operations	$7.6

        The condensed consolidated balance sheet at March 31, 2004 included the following assets and liabilities related to the discontinued operations:

Balance at March 31, 2004
Assets:
Inventories	$135.6
Accounts receivable	149.6
Other current assets	10.3

Total current assets	295.5
Goodwill	151.1
Other long-term assets	75.7
Net property, plant and equipment	717.9

Total assets	$1,240.2

Liabilities:
Accounts payable and other current liabilities	$115.1
Other long-term liabilities	60.6

Total liabilities	$175.7

18.   Accounts Receivable Securitization Program

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed €210 million ($271.6 million at March 31, 2005). At March 31, 2005, the Company had $230.2 million of receivables that were sold in this program. For the three months ended March 31, 2005, the Company received $341.5 million from the sale of receivables to the fund and paid interest of approximately $1.7 million which is recorded as other expense in the income statement.

        BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

19.   Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	March 31, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$111.8	$64.1	$711.4	$—	$887.3
Inventories		171.0	65.1	910.9	(0.6)	1,146.4
Other current assets		(5.0)	61.0	218.4	3.2	277.6

Total current assets	—	277.8	190.2	1,840.7	2.6	2,311.3
Investments in and advances to subsidiaries	3,176.5	4,036.0	(19.9)		(7,192.6)	—
Goodwill		567.8	223.4	2,177.2		2,968.4
Other non-current assets		228.7	1,062.3	433.8	(7.5)	1,717.3

Total other assets	3,176.5	4,832.5	1,265.8	2,611.0	(7,200.1)	4,685.7
Property, plant and equipment, net		654.5	331.4	2,226.9		3,212.8

Total assets	$3,176.5	$5,764.8	$1,787.4	$6,678.6	$(7,197.5)	$10,209.8

Current liabilities:
Accounts payable and accrued liabilities	$—	$246.0	$227.5	$901.6	$(0.6)	$1,374.5
Short-term loans and long-term debt due within one year	112.4			65.1		177.5

Total current liabilities	112.4	246.0	227.5	966.7	(0.6)	1,552.0
Long-term debt	1,050.0	3,423.4	11.0	596.0		5,080.4
Other non-current liabilities and minority interests		88.8	379.0	1,091.8	3.7	1,563.3
Investments by and advances from parent		2,006.6	1,169.9	4,024.1	(7,200.6)	—
Share owner's equity	2,014.1					2,014.1

Total liabilities and share owner's equity	$3,176.5	$5,764.8	$1,787.4	$6,678.6	$(7,197.5)	$10,209.8

	December 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$63.4	$55.9	$702.0	$—	$821.3
Inventories		152.2	64.4	901.7	(0.6)	1,117.7
Other current assets		(0.2)	86.3	316.0	0.2	402.3

Total current assets	—	215.4	206.6	1,919.7	(0.4)	2,341.3
Investments in and advances to subsidiaries	3,202.5	4,242.9	(59.3)		(7,386.1)	—
Goodwill		567.8	235.4	2,205.9		3,009.1
Other non-current assets		220.0	1,057.6	431.5	(7.1)	1,702.0

Total other assets	3,202.5	5,030.7	1,233.7	2,637.4	(7,393.2)	4,711.1
Property, plant and equipment, net		647.2	340.9	2,509.6		3,497.7

Total assets	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

Current liabilities:
Accounts payable and accrued liabilities	$—	$242.6	$274.8	$1,030.0	$(3.4)	$1,544.0
Short-term loans and long-term debt due within one year	112.4		0.1	80.0		192.5

Total current liabilities	112.4	242.6	274.9	1,110.0	(3.4)	1,736.5
Long-term debt	1,050.0	3,478.7	11.0	632.3		5,172.0
Other non-current liabilities and minority interests		83.5	381.3	1,131.9	4.8	1,601.5
Investments by and advances from parent		2,088.5	1,114.0	4,192.5	(7,395.0)	—
Share owner's equity	2,040.1					2,040.1

Total liabilities and share owner's equity	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

	March 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$96.6	$68.8	$567.1	$(0.1)	$732.4
Inventories		190.9	54.5	596.0	(1.2)	840.2
Assets of discontinued operations			228.4	67.1		295.5
Other current assets		1.9	63.5	183.4	0.4	249.2

Total current assets	—	289.4	415.2	1,413.6	(0.9)	2,117.3
Investments in and advances to subsidiaries	2,947.9	2,756.0	51.8		(5,755.7)	—
Assets of discontinued operations			883.1	61.6		944.7
Goodwill		544.1	219.2	1,373.2		2,136.5
Other non-current assets		286.5	1,074.9	329.8	(5.3)	1,685.9

Total other assets	2,947.9	3,586.6	2,229.0	1,764.6	(5,761.0)	4,767.1
Property, plant and equipment, net		573.4	359.1	1,675.3		2,607.8

Total assets	$2,947.9	$4,449.4	$3,003.3	$4,853.5	$(5,761.9)	$9,492.2

Current liabilities:
Accounts payable and accrued liabilities	$—	$230.4	$204.7	$517.8	$(1.8)	$951.1
Liabilities of discontinued
operations			82.7	32.4		115.1
Short-term loans and long-term debt due within one year	36.5		0.1	85.4		122.0

Total current liabilities	36.5	230.4	287.5	635.6	(1.8)	1,188.2
Long-term debt	1,400.0	3,378.9	0.7	607.8		5,387.4
Other non-current liabilities and minority interests		34.3	517.0	787.7	5.6	1,344.6
Liabilities of discontinued operations			56.0	4.6		60.6
Investments by and advances from parent		805.8	2,142.1	2,817.8	(5,765.7)	—
Share owner's equity	1,511.4					1,511.4

Total liabilities and
share owner's equity	$2,947.9	$4,449.4	$3,003.3	$4,853.5	$(5,761.9)	$9,492.2

	Three months ended March 31, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$378.1	$171.8	$1,134.1	$(20.7)	$1,663.3
Interest		—	0.4	3.8		4.2
Equity earnings from subsidiaries	117.5	98.1	(1.9)		(213.7)	—
Other equity earnings		1.8	0.6	1.9		4.3
Other revenue		13.1	3.8	34.0	(14.3)	36.6

Total revenue	117.5	491.1	174.7	1,173.8	(248.7)	1,708.4
Manufacturing, shipping, and delivery		282.6	119.4	916.2	(29.7)	1,288.5
Research, engineering, selling, administrative, and other		21.2	36.1	83.1		140.4
Net intercompany interest	(22.2)	(5.3)	11.9	15.6		—
Other interest expense	22.2	68.6	0.6	27.1		118.5

Total costs and expense	—	367.1	168.0	1,042.0	(29.7)	1,547.4
Earnings from continuing operations before items below	117.5	124.0	6.7	131.8	(219.0)	161.0
Provision (credit) for income taxes		10.7	(2.8)	28.6	(0.1)	36.4
Minority share owners' interests in earnings of subsidiaries				7.0	0.1	7.1

Net earnings	$117.5	$113.3	$9.5	$96.2	$(219.0)	$117.5

	Three months ended March 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$383.5	$153.7	$749.8	$(19.4)	$1,267.6
Interest		0.1	0.3	2.8		3.2
Equity earnings from subsidiaries	47.2	50.1	4.6		(101.9)	—
Other equity earnings		2.8	1.8	1.0		5.6
Other revenue		11.0	(0.2)	5.8	(6.9)	9.7

Total revenue	47.2	447.5	160.2	759.4	(128.2)	1,286.1
Manufacturing, shipping, and delivery		306.7	119.3	611.5	(27.3)	1,010.2
Research, engineering, selling, administrative, and other		22.7	38.6	38.4	0.1	99.8
Net intercompany interest	(14.3)	(8.6)	19.9	3.0		—
Other interest expense	14.3	58.6	0.5	27.5		100.9

Total costs and expense	—	379.4	178.3	680.4	(27.2)	1,210.9
Earnings from continuing operations before items below	47.2	68.1	(18.1)	79.0	(101.0)	75.2
Provision (credit) for income taxes		7.0	(6.6)	21.7		22.1
Minority share owners' interests in earnings of subsidiaries				5.7	0.2	5.9

Earnings from continuing operations	47.2	61.1	(11.5)	51.6	(101.2)	47.2
Net earnings of discontinued operations	7.6		4.5	3.1	(7.6)	7.6

Net earnings	$54.8	$61.1	$(7.0)	$54.7	$(108.8)	$54.8

	Three months ended March 31, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash (used in) provided by operating activities	$—	$(76.9)	$(29.6)	$(19.9)	$41.1	$(85.3)
Investing Activities:
Additions to property, plant, and equipment		(26.2)	(3.4)	(46.7)		(76.3)
Proceeds from sales				180.5		180.5

Cash (used in) provided by investing activities	—	(26.2)	(3.4)	133.8	—	104.2
Financing Activities:
Net distribution to OI Inc.	(40.2)					(40.2)
Change in intercompany transactions	40.2	119.5	9.7	(131.3)	(38.1)	—
Change in short term debt				4.3		4.3
Payments of long term debt		(44.5)	(0.1)	(117.9)		(162.5)
Borrowings of long term debt		28.3	0.1	69.3		97.7
Net payments for debt-related hedging activity				11.6		11.6
Payment of finance fees		(0.2)				(0.2)

Cash provided by (used in) financing activities	—	103.1	9.7	(164.0)	(38.1)	(89.3)
Effect of exchange rate change on cash				(9.4)		(9.4)

Net change in cash	—	—	(23.3)	(59.5)	3.0	(79.8)
Cash at beginning of period		—	32.2	245.7	—	277.9

Cash at end of period	$—	$—	$8.9	$186.2	$3.0	$198.1

	Three months ended March 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$(13.3)	$24.6	$38.8	$19.3	$69.4
Investing Activities:
Additions to property, plant, and equipment		(18.8)	(11.4)	(52.3)		(82.5)
Proceeds from sales		2.3	0.3	12.0		14.6

Cash used in investing activities	—	(16.5)	(11.1)	(40.3)	—	(67.9)
Financing Activities:
Net distribution to OI Inc.	(52.8)					(52.8)
Change in intercompany transactions	52.8	32.9	(12.4)	(53.3)	(20.0)	—
Change in short term debt				28.2		28.2
Payments of long term debt		(31.1)		(112.6)		(143.7)
Borrowings of long term debt		31.1		151.3		182.4
Payment of finance fees		(3.1)				(3.1)
Net payments for debt-related hedging activity				(6.9)		(6.9)

Cash provided by (used in) financing activities	—	29.8	(12.4)	6.7	(20.0)	4.1
Effect of exchange rate change on cash				(10.0)		(10.0)

Net change in cash	—	—	1.1	(4.8)	(0.7)	(4.4)
Cash at beginning of period		0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$0.2	$7.9	$150.9	$—	$159.0

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview—Quarter ended March 31, 2005 and 2004

        Net sales of the Glass Containers segment were $400.8 million higher than prior year principally resulting from the BSN Acquisition and stronger currencies in Europe and Asia Pacific partially offset by lower unit volumes.

        Net sales of the Plastics Packaging segment were $5.1 million lower than prior year. Lower sales from the divestiture of a portion of the Asia Pacific plastics assets in the second quarter of 2004 were partially offset by sales price increases representing the pass-through of increased resin costs.

        Segment Operating Profit of the Glass Containers segment was $37.2 million higher than prior year. The BSN acquisition accounted for most of the increase. The benefits of stronger foreign currencies and higher selling prices were partially offset by inflationary cost increases.

        Segment Operating Profit of the Plastics Products segment was $1.0 million lower than prior year. Increases from improved pricing and product mix were more that offset by increased costs.

        Interest expense was $17.6 million higher than prior year. Interest on borrowings for the BSN Acquisition and higher variable interest rates both contributed to the increase.

        Earnings in 2005 were $117.5 million, up from $47.2 million, from continuing operations in 2004. Earnings in both periods included items that management considers not representative of continuing operations. These items increased net earnings in 2005 by $45.1 million, and increased net earnings in 2004 by $5.8 million.

Results of Operations—First Quarter 2005 compared with First Quarter 2004

Net Sales

        The Company's net sales by segment (dollars in millions) for the first quarter of 2005 and 2004 are presented in the following table. The Plastics Packaging amounts for 2004 reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified. For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004
Glass Containers	$1,463.1	$1,062.3
Plastics Packaging	200.2	205.3

Segment and consolidated net sales	$1,663.3	$1,267.6

        Consolidated net sales for the first quarter of 2005 increased $395.7 million, or 31.2%, to $1,663.3 million from $1,267.6 million in the first quarter of 2004.

        Net sales of the Glass Containers segment increased $400.8 million, or 37.7%, over the first quarter of 2004. Excluding the additional sales attributable to the BSN Acquisition, the increase was $25.5 million, or 2.4%. In the Americas, net sales in the first quarter of 2005 were 4.8% higher than the prior year first quarter. Favorable currency exchange rates accounted for about 1.5 percentage points of the increase. Most South American operations reported increased shipments of containers for most end uses, more than offsetting reduced shipments of beer, food, and beverage containers in North America. The resulting change in product mix, combined with improved pricing throughout the Americas, also had a favorable effect on net sales. In Europe, reported net sales declined by 2.0% exclusive of the additional BSN operations. The favorable effects of currency exchange rates, generally higher selling prices, and a favorable product mix were more than offset by decreased unit shipments for most end uses. In the Asia Pacific region, reported net sales increased slightly over 2004. Favorable currency translation rates accounted for substantially all of the increase. Slightly lower unit shipments in certain end uses were offset by increased shipments of higher margin products and increased pricing.

        The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales—2004		$1,062.3
Additional sales from the BSN Acquisition	$375.3
Net effect of sales volume, price and mix	(7.0)
Net effect of changing foreign currency exhange rates	32.5

Total net effect on sales		400.8

Net sales—2005		$1,463.1

        Net sales of the Plastics Packaging segment decreased $5.1 million, or 2.5%, from the first quarter of 2004. The lower sales reflected the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004 combined with an approximate 3% decrease in unit shipments. Improved pricing in several product lines and the pass-through effect of higher resin costs partially offset these decreases.

        The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales—2004		$205.3
Divested assets	$(25.0)
Effect of increased resin cost pass-throughs	14.6
Net effect of sales volume, price and mix	5.3

Total net effect on sales		(5.1)

Net sales—2005		$200.2

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

        Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. The Plastics Packaging amounts for 2004 reflect the continuing operations. Amounts related to the discontinued operations have been reclassified from the 2004 amounts. For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004
Glass Containers	$202.3	$165.1
Plastics Packaging	30.9	31.9
Eliminations and other retained items	(14.4)	(33.0)

        Segment Operating Profit of the Glass Containers segment for the first quarter of 2005 increased $37.2 million, or 22.5%, to $202.3 million, compared with Segment Operating Profit of $165.1 million in the first quarter of 2004. Excluding the effects of the BSN Acquisition, the increase was $4.7 million, or 2.8%. In the Americas, Segment Operating Profit increased by 10.8% over the prior year. Factors contributing to the increase were: (1) increased unit shipments in South American operations; (2) improved pricing throughout the Americas; and (3) improved productivity. Factors that partially offset the increase were: (1) reduced beer, food and beverage shipments in North America; (2) higher natural gas prices; and (3) inflationary cost increases including higher raw material costs. Segment Operating Profit in Europe was significantly higher than prior year as a result of the additional BSN operations, generally higher prices and a favorable product mix. The absence of equity earnings from Consol Limited (divested in the fourth quarter of 2004), the absence of operating profit from the Corsico factory, and reduced unit shipments partially offset these favorable effects. In the Asia Pacific region, operating profit was approximately 3.7% lower that the prior year. The effect of lower unit shipments was partially offset by improved pricing and a more favorable product mix.

        The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

Segment Operating Profit—2004		$165.1
Additional Segment Operating Profit from the acquired BSN operations	$32.5
Net effect of sales volume, price and mix	21.7
Effects of changing foreign currency rates	9.1
Inflationary cost increases	(11.8)
Higher energy costs	(16.1)
Other	1.8

Total net effect on Segment Operating Profit		37.2

Segment Operating Profit -2005		$202.3

        Segment Operating Profit of the Plastics Packaging segment for the first quarter of 2005 decreased $1.0 million, or 3.1%, to $30.9 million compared with Segment Operating Profit of $31.9 million in the first quarter of 2004. The effect of lower unit shipments and increases in a manufacturing, shipping and delivery costs more than offset the effects of improved pricing and product mix.

        The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

Segment Operating Profit—2004		$31.9
Net effect of sales volume, price and mix	$1.7
Increased delivery, warehouse, shipping and other manufacturing costs	(2.6)
Other	(0.1)

Total net effect on Segment Operating Profit		(1.0)

Segment Operating Profit—2005		$30.9

        Eliminations and other retained items for the first quarter of 2005 were favorable by $18.6 million compared to the first quarter of 2004. The first quarter of 2005 reflects a favorable adjustment of approximately $10.0 million to the Company's accruals for self-insured risks. The first quarter of 2004 includes approximately $7.0 million of self-insured property and casualty losses that did not recur in 2005.

Interest Expense

        Interest expense increased to $118.5 million in the first quarter of 2005 from $100.9 million in the first quarter of 2004. The higher interest in the 2005 quarter reflects additional interest of approximately $10.0 million as a result of higher debt related to the BSN acquisition, partially offset by voluntary prepayments of debt in the last three quarters of 2004. In addition, higher interest rates on the Company's variable rate debt increased interest expense by approximately $7.6 million during the quarter versus the prior quarter.

Provision for Income Taxes

        Excluding the effects of separately taxed items in both periods, the Company's effective tax rate for the first quarter of 2005 was 23.9% compared with 28.7% in the first quarter of 2004 and 26.9% for the full year 2004. The lower 2005 effective rate is principally due to the recognition of discrete changes in international deferred taxes during the first quarter of 2005. The Company expects its full year 2005 effective tax rate, exclusive of separately taxed items and discrete adjustments, to be approximately 29%.

Minority Share Owners' Interest in Earnings of Subsidiaries

        Minority share owners' interest in earnings of subsidiaries for the first quarter of 2005 was $7.1 million compared to $5.9 million for the first quarter of 2004. The increase is primarily attributed to higher earnings from the Company's operations in Brazil.

Acquisition of BSN Glasspack, S.A.

        On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. ("BSN") from Glasspack Participations (the "Acquisition"). Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the Acquisition. BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands. The Acquisition was financed with borrowings under the Company's Second Amended and Restated Secured Credit Agreement. In order to secure the European Commission's approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants. The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

        The Acquisition was part of the Company's overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies in purchasing and cost reductions. This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006. Certain actions contemplated by the integration strategy may require additional accruals that will increase goodwill or result in additional charges to operations. As of March 31, 2005, the Company has determined to reduce capacity in one of the acquired plants. During the second quarter of 2005, the Company expects to conclude the evaluation of its acquired capacity.

        The total purchase cost of approximately $1.3 billion will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations will be based upon valuations which have not been finalized. Accordingly, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005, is preliminary and includes €590.8 million ($763.8 million at March 31, 2005 exchange rate) of goodwill representing the unallocated portion of the purchase price. The Company expects that the valuation process will be completed and recorded no later than the second quarter of 2005.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed:

June 21, 2004
Inventories	$294.7
Accounts receivable	197.8
Other current assets (excluding cash acquired)	31.8

Total current assets	524.3
Goodwill	710.3
Other long-term assets	119.3
Net property, plant and equipment	661.7

Assets acquired	$2,015.6
Accounts payable and other current liabilities	(414.3)
Other long-term liabilities	(332.3)

Aggregate purchase costs	$1,269.0

        The assets above include $71.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 8 to 12 years. The liabilities above include $72.7 million for the initial estimated costs of certain actions discussed above, substantially all of which relates to employee termination costs and related fringe benefits. As of March 31, 2005, there was no significant activity related to this reserve.

Discontinued Operations

        On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

        Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company's bank credit facility, which was amended to permit the sale. The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business. This adjustment was finalized in April 2005, and Graham was paid approximately $39 million. The adjustment did not impact results of operations.

        Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries. The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

        As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the three months ended March 31, 2004 as a discontinued operation. Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds. Amounts for the prior periods have been reclassified to conform to this presentation.

        The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

Three months ended March 31, 2004
Revenues:
Net sales	$277.8
Other revenue	3.3

281.1
Costs and expenses:
Manufacturing, shipping and delivery	241.0
Research, development and engineering	4.8
Selling and administrative	7.2
Interest	13.5
Other	2.6

269.1

Earnings before items below	12.0
Provision for income taxes	4.4

Net earnings from
discontinued operations	$7.6

        The condensed consolidated balance sheet at March 31, 2004 included the following assets and liabilities related to the discontinued operations:

Balance at March 31, 2004
Assets:
Inventories	$135.6
Accounts receivable	149.6
Other current assets	10.3

Total current assets	295.5
Goodwill	151.1
Other long-term assets	75.7
Net property, plant and equipment	717.9

Total assets	$1,240.2

Liabilities
Accounts payable and other current liabilities	$115.1
Other long-term liabilities	60.6

Total liabilities	$175.7

Capital Resources and Liquidity

        The Company's total debt at March 31, 2005 was $5.24 billion, compared to $5.36 billion at December 31, 2004 and $5.51 billion at March 31, 2004.

        On October 7, 2004, in connection with the sale of the Company's blow-molded plastic container operations, the Company's subsidiary borrowers entered into the Third Amended and Restated Secured

Credit Agreement (the "Agreement"). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement. On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million. The proceeds were largely used to repay debt during the quarter. At March 31, 2005, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $220.8 million B1 term loan, and $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Third Amended and Restated Secured Credit Agreement eliminated the provisions related to the C3 term loan that was canceled on August 19, 2004. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

        At March 31, 2005, the Company's subsidiary borrowers had unused credit of $404.2 million available under the Agreement.

        The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2005 was 5.57%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company's Australian and European subsidiaries, as discussed in Note 11, the weighted average interest rate was 8.31%.

        Cash used by continuing operating activities in the first quarter of 2005 was $85.3 million compared to a source of cash of $42.6 million in the prior year. Normal first quarter seasonal working capital increases in the Company's European operations required significantly more cash in 2005 as a result of the additional BSN operations. Increased levels of inventory in the Asia Pacific glass container operations, combined with higher payments of accrued liabilities and accounts payable, also required more cash in 2005 than in 2004. In addition, cash flows in the first quarter of 2004 benefited from the initial effects of the Company's program to improve working capital management.

        Capital spending for property, plant and equipment was $76.3 million compared to $75.9 million in the prior year. The 2005 amount included spending in the acquired BSN operations and for the new Windsor, Colo., glass container plant aggregating approximately $28 million.

        During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million. These notes, along with other Senior Secured and Senior Notes that were issued during the past three years, were part of the Company's plan to improve financial flexibility by issuing long-term fixed rate debt, as well as refinance existing fixed rate debt that was nearing maturity. While this strategy extended the maturity of the Company's debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt. The Company does not intend to continue to refinance variable rate debt with new fixed rate issuances, but will continue to issue long-term fixed rate debt in order to repay existing fixed rate debt that is nearing maturity.

        OI Inc. has substantial obligations related to semiannual interest payments on $1.2 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 shares of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments for the three months ended March 31, 2005 were $45.5 million, down from $50.4 million for the first three months of 2004. OI Inc. expects that its total asbestos-related payments in 2005 will be moderately lower than 2004. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

        The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes. The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. The total securitization program cannot exceed €210 million ($271.6 million at March 31, 2005). At March 31, 2005, the Company had $230.2 million of receivables that were sold in this program. For the three months ended March 31, 2005, the Company received $341.5 million from the sale of receivables to the fund and paid interest of approximately $1.7 million which is recorded as other expense in the income statement.

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

Pension Benefit Plans

        The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2004, the weighted average discount rate for all plans was 5.5%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Due to the nature of the plans' assets and the volatility of debt and equity markets, results may vary significantly from year to year. For example, actual returns were negative for each of the years 2000-2002 while the return was over 20% for 2003 and exceeded 18% in 2004. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2005, the Company's estimated weighted average expected long-term rate of return on pension assets is 8.4% compared to 8.7% for the year ended December 31, 2004. The Company recorded pension expense totaling approximately $1.1 million and $0.3 million for the first three months of 2005 and 2004, respectively, from its principal defined benefit pension plans. The increase in pension expense for 2005 is principally attributable to a lower asset base, higher amortization of previous actuarial losses and generally lower discount rates (5.52% for 2005 compared with 6.10% for 2004). Depending on international exchange rates, the Company expects to record approximately $3.2 million of pension expense for the full year of 2005, compared with expense of $6.3 million for continuing operations ($8.7 million total) in 2004.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        There have been no material changes in market risk at March 31, 2005 from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to our consolidated subsidiaries.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        For further information on legal proceedings, see Note 8 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

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

OWENS-ILLINOIS GROUP, INC.
Date May 10, 2005	By:	/s/ MATTHEW G. LONGTHORNE Matthew G. Longthorne Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits
12	Computation of Ratio of Earnings to Fixed Charges and Earnings
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

QuickLinks

Part I—FINANCIAL INFORMATION
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS—(continued) (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED CASH FLOWS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Tabular data dollars in millions
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS