Form 10-Q
period 2005-06-30
OWENS ILLINOIS GROUP INC
filed 2005-08-09
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2005

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

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at July 31, 2005.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Condensed Consolidated Financial Statements as of June 30, 2004 and the three and six month periods then ended have been restated as follows:

1.               On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe.  As required by Statement of Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has presented the results of operations for the blow-molded plastic container business in the Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 2004 as a discontinued operation.  As such, results for that period have been reclassified to conform to this presentation.  At June 30, 2004, the assets and liabilities of the blow-molded plastic container business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

2.               During the fourth quarter of 2004, the Company determined that certain commodity futures contracts did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings as required by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Results of Operations for the three and six month periods ended June 30, 2004 have been adjusted from the amounts originally reported to include the mark to market gains on these commodity futures contracts which were previously deferred through September 30, 2004.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended June 30,
	2005	2004
		(restated)
Revenues:
Net sales	$1,852.7	$1,417.3
Royalties and net technical assistance	3.9	6.1
Equity earnings	7.0	9.1
Interest	3.5	3.5
Other	5.7	24.8

	1,872.8	1,460.8

Costs and expenses:
Manufacturing, shipping, and delivery	1,474.9	1,133.3
Research and development	6.2	7.0
Engineering	9.5	8.1
Selling and administrative	119.0	80.1
Interest	116.6	102.7
Other	6.6	3.9

	1,732.8	1,335.1

Earnings from continuing operations before items below	140.0	125.7

Provision for income taxes	45.5	34.2

Minority share owners’ interests in earnings of subsidiaries	8.3	7.6

Earnings from continuing operations	86.2	83.9

Net loss from discontinued operations		(1.3)

Net earnings	$86.2	$82.6

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Six months ended June 30,
	2005	2004
		(restated)
Revenues:
Net sales	$3,516.0	$2,684.9
Royalties and net technical assistance	8.3	10.7
Equity earnings	11.3	14.7
Interest	7.7	6.7
Other	37.9	29.9

	3,581.2	2,746.9

Costs and expenses:
Manufacturing, shipping, and delivery	2,763.4	2,143.5
Research and development	12.4	13.0
Engineering	19.7	17.0
Selling and administrative	236.2	163.4
Interest	235.1	203.6
Other	13.4	5.5

	3,280.2	2,546.0

Earnings from continuing operations before items below	301.0	200.9

Provision for income taxes	81.9	56.3

Minority share owners’ interests in earnings of subsidiaries	15.4	13.5

Earnings from continuing operations	203.7	131.1

Net earnings of discontinued operations		6.3

Net earnings	$203.7	$137.4

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	Dec. 31,	June 30,
	2005	2004	2004
			(restated)
Assets
Current assets:
Cash, including time deposits	$180.1	$277.9	$301.8
Short-term investments, at cost which approximates market	31.7	27.6	22.9
Receivables, less allowances for losses and discounts ($45.1 at June 30, 2005, $50.3 at December 31, 2004, and $49.4 at June 30, 2004)	965.5	821.3	898.1
Inventories	1,057.8	1,117.7	1,053.0
Prepaid expenses	67.7	96.8	103.6
Assets of discontinued operations			289.5
Total current assets	2,302.8	2,341.3	2,668.9

Investments and other assets:
Equity investments	108.1	117.1	153.8
Repair parts inventories	180.4	192.2	177.7
Prepaid pension	974.8	962.5	975.4
Deposits, receivables, and other assets	365.3	430.2	407.5
Goodwill	2,903.2	3,009.1	2,721.8
Assets of discontinued operations			924.2
Total other assets	4,531.8	4,711.1	5,360.4

Property, plant, and equipment, at cost	6,115.7	6,256.3	5,644.7
Less accumulated depreciation	2,886.6	2,758.6	2,503.6

Net property, plant, and equipment	3,229.1	3,497.7	3,141.1

Total assets	$10,063.7	$10,550.1	$11,170.4

CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	June 30,	Dec. 31,	June 30,
	2005	2004	2004
			(restated)
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$66.0	$192.5	$431.8
Accounts payable and other liabilities	1,286.2	1,544.0	1,342.4
Liabilities of discontinued operations			116.3
Total current liabilities	1,352.2	1,736.5	1,890.5

Liabilities of discontinued operations			57.0
Long-term debt	5,311.8	5,172.0	6,270.5
Deferred taxes	244.2	267.1	325.6
Nonpension postretirement benefits	276.4	285.6	279.3
Other liabilities	754.5	879.2	696.4
Commitments and contingencies
Minority share owners’ interests	169.8	169.6	156.3

Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,319.8	1,360.5	1,392.4
Retained earnings	837.6	633.9	450.9
Accumulated other comprehensive income	(202.6)	45.7	(348.5)

Total share owner’s equity	1,954.8	2,040.1	1,494.8

Total liabilities and share owner’s equity	$10,063.7	$10,550.1	$11,170.4

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Earnings from continuing operations	$203.7	$131.1
Non-cash charges (credits):
Depreciation	240.9	197.8
Amortization of intangibles and other deferred items	13.1	12.0
Amortization of finance fees	8.4	6.5
Deferred tax provision	24.3	(3.1)
Gain on the sale of certain real property	(28.1)	(20.6)
Mark to market effect of natural gas hedge contracts	(21.4)	(9.8)
Other	(37.4)	(29.7)
Change in non-current operating assets	(7.7)	1.8
Reduction of non-current liabilities	(43.0)	(11.0)
Change in components of working capital	(318.8)	(30.1)
Cash provided by (used in) continuing operating activities	34.0	244.9
Cash provided by discontinued operating activities		71.3
Total cash provided by (used in) operating activities	34.0	316.2
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(185.5)	(169.3)
Additions to property, plant, and equipment - discontinued		(14.6)
Acquisitions, net of cash acquired		(625.1)
Net cash proceeds from divestitures and asset sales	150.4	93.4
Cash utilized in investing activities	(35.1)	(715.6)
Cash flows from financing activities:
Additions to long-term debt	441.6	1,322.1
Repayments of long-term debt	(291.3)	(607.7)
Increase in short-term loans	24.1	12.3
Net payments for debt-related hedging activity	(70.0)	(26.3)
Payment of finance fees	(0.8)	(19.3)
Net change in payable to parent	(112.4)	(36.4)
Distributions to parent	(74.8)	(95.4)
Cash provided by (used in) financing activities	(83.6)	549.3
Effect of exchange rate fluctuations on cash	(13.1)	(11.5)
Increase (decrease) in cash	(97.8)	138.4
Cash at beginning of period	277.9	163.4
Cash at end of period	$180.1	$301.8

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

2.  Stock Options

The Company participates in three nonqualified stock option plans of OI Inc.  The Company has adopted the disclosure-only provisions (intrinsic value method) of FAS No. 123, “Accounting for Stock-Based Compensation.”  All options have been granted at prices equal to the market price of the OI Inc’s common stock on the date granted.  Accordingly, the Company recognizes no compensation expense related to the stock option plans.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income would have been as follows:

	Three months ended June 30,
	2005	2004

Net income:
As reported	$86.2	$82.6
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.8)	(1.8)
Pro forma	$84.4	$80.8

	Six months ended June 30,
	2005	2004

Net income:
As reported	$203.7	$137.4
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3.0)	(4.0)
Pro forma	$200.7	$133.4

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected life of options	5 years	5 years
Expected stock price volatility	72.0%	74.0%
Risk-free interest rate	4.2%	2.7%
Expected dividend yield	0.0%	0.0%

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

	June 30,	Dec. 31,	June 30,
	2005	2004	2004

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$252.1	$30.1	$3.4
Term Loans:
A1 Term Loan	223.9	315.0	460.0
B1 Term Loan	220.8	226.8	840.0
C Term Loan			395.0
C1 Term Loan	185.6	190.6	300.0
C2 Term Loan (€46.3 million at June 30, 2005)	55.9	64.7	62.7
D Term Loan			240.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	444.1	444.1	422.8
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million at June 30, 2005)	272.0	306.4
Senior Subordinated Notes:
10.25%, due 2009		17.4	168.9
9.25%, due 2009 (€0.4 million at June 30, 2005)	0.5	0.6	193.1
Payable to OI Inc.	1,045.1	1,158.6	1,381.8
Other	162.3	117.0	112.7

Total long-term debt	5,337.3	5,346.3	6,655.4
Less amounts due within one year	25.5	174.3	384.9
Long-term debt	$5,311.8	$5,172.0	$6,270.5

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and

Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement.  On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the quarter.  At June 30, 2005, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008.

At June 30, 2005, the Company’s subsidiary borrowers had unused credit of $229.7 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2005 was 5.17%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian and European subsidiaries, as discussed in Note 11, the weighted average interest rate was 5.78%.

4.  Supplemental Cash Flow Information

	Six months ended June 30,
	2005	2004

Interest paid in cash	$228.9	$224.4

Income taxes paid in cash	65.8	40.9

5.  Comprehensive Income

The components of comprehensive income (loss) are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments.  Total comprehensive income (loss) is as follows:

	Three months ended June 30,
	2005	2004
Net earnings	$86.2	$82.6
Foreign currency translation adjustments	(131.5)	(84.6)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	6.1	10.3
Total comprehensive income (loss)	$(39.2)	$8.3

	Six months ended June 30,
	2005	2004
Net earnings	$203.7	$137.4
Foreign currency translation adjustments	(254.1)	(111.4)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	5.8	6.0
Total comprehensive income (loss)	$(44.6)	$32.0

6.  Inventories

Major classes of inventory are as follows:

	June 30,	Dec. 31,	June 30,
	2005	2004	2004

Finished goods	$890.2	$929.9	$896.6
Work in process	4.9	6.4	6.5
Raw materials	93.8	100.1	71.4
Operating supplies	68.9	81.3	78.5

	$1,057.8	$1,117.7	$1,053.0

7.  New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The provisions of FAS No. 123R are effective as of the beginning of the annual reporting period that begins after June 15, 2005.  The Company has not yet determined the impact of adopting FAS No. 123R.

In May 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting a change in accounting principle.  The statement requires changes in accounting principle to be applied retrospectively to prior periods’ financial statements.  The statement also redefines “restatement” as being the correction of an error. FAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The Company will apply FAS No. 154 as required.

8.  Contingencies

OI Inc. is one of a number of defendants in a substantial number of lawsuits filed in numerous state and federal courts by persons alleging bodily injury (including death) as a result of exposure to dust from asbestos fibers.  From 1948 to 1958, one of OI Inc. ‘s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-

silicate based pipe and block insulation material containing asbestos.  OI Inc.  exited the pipe and block insulation business in April 1958.  The traditional asbestos personal injury lawsuits and claims relating to such production and sale of asbestos material typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

As of June 30, 2005, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 33,000 plaintiffs and claimants.  Based on an analysis of the claims and lawsuits pending as of December 31, 2004, approximately 94% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 5% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of June 30, 2005 there are approximately 21,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration is reflected in an increased number of pending asbestos claims and, to the extent disposed, contributed to additional asbestos-related payments.

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

Since receiving its first asbestos claim, OI Inc. as of June 30, 2005, has disposed of the asbestos claims of approximately 322,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,300.  Certain of these dispositions have included deferred amounts payable over periods ranging up to seven years.  Deferred amounts payable totaled approximately $92 million at June 30, 2005 ($91 million at December 31, 2004) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

OI Inc. has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc.  OI Inc. expects that the total asbestos-related cash payments will be moderately lower in 2005 compared to 2004 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to OI Inc. and as the number of potential future claimants continues to decrease.  The material components of OI Inc.’s accrued liability are based on amounts estimated by OI Inc. in connection with its comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against OI Inc., (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel, (iii) the contingent liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

The significant assumptions underlying the material components of OI Inc.’s accrual are:

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

On November 15, 2004, a lawsuit was filed against the Company in the Delaware Court of Chancery by a shareholder, Joseph Sitorsky, pursuant to Section 220 of the Delaware General Corporation Law, captioned Sitorsky v. Owens-Illinois, Inc.  Mr. Sitorsky seeks an order compelling the Company to produce several categories of documents concerning advisory fees paid to KKR Associates, L.P., the BSN Acquisition, The Plastics Sale, due diligence in connection with the Company’s contract with software vendor, Model N, an alleged affiliate of KKR Associates, L.P., and executive compensation.  The Company reached a settlement with Mr. Sitorsky involving production of a limited selection of documents subject to a confidentiality agreement and court orders.  Due to a change in the confidentiality agreement imposed by the Delaware court, however, the Company has filed a motion to modify or vacate the settlement order.  The Company anticipates that the matter will be resolved either on the terms agreed by the parties or revised terms acceptable to the Company; but if the matter is returned to active litigation, the Company intends to defend the action vigorously.

The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.’s asbestos-related payments cannot be estimated with certainty.  OI Inc.’s reported results of operations for 2004 were materially affected by the $152.6 million fourth quarter charge and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s and OI Inc.’s cost of borrowing and their ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

9.  Segment Information

The Company operates in the rigid packaging industry.  The Company has two reportable product segments within the rigid packaging industry:  (1) Glass Containers and (2) Plastics Packaging.  The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region.  Following the sale of a substantial portion of the Company’s blow-molded plastic container operations which was completed on October 7, 2004, the Plastics Packaging segment consists of healthcare packaging, closures and specialty products.

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

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

Financial information for continuing operations for the three month periods ended June 30, 2005 and 2004 regarding the Company’s product segments is as follows:

				Eliminations
				and
			Total	Other
	Glass	Plastics	Product	Retained	Consolidated
	Containers	Packaging	Segments	Items	Totals
Net sales:
2005	$1,641.2	$211.5	$1,852.7		$1,852.7
2004	1,219.8	197.5	1,417.3		1,417.3

Segment Operating Profit:
2005	$245.6	$33.8	$279.4	$(19.3)	$260.1
2004	188.9	33.8	222.7	(19.3)	203.4

Items excluded from Segment Operating Profit:
June 30, 2005:
Mark to market loss on natural gas hedge contracts	$(7.0)		$(7.0)		$(7.0)

June 30, 2004:
Gain on the sale of certain real property	20.6		20.6		20.6
Mark to market gain on natural gas hedge contracts	0.9		0.9		0.9

The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended June 30, 2005 and 2004 is as follows:

	2005	2004
Segment Operating Profit for reportable segments	$279.4	$222.7
Items excluded from Segment Operating Profit	(7.0)	21.5
Eliminations and other retained items	(19.3)	(19.3)
Interest expense	(116.6)	(102.7)
Interest income	3.5	3.5

Total	$140.0	$125.7

Financial information for continuing operations for the six month periods ended June 30, 2005 and 2004 regarding the Company’s product segments is as follows:

				Eliminations
				and
			Total	Other
	Glass	Plastics	Product	Retained	Consolidated
	Containers	Packaging	Segments	Items	Totals

Net sales:
2005	$3,104.3	$411.7	$3,516.0		$3,516.0
2004	2,282.1	402.8	2,684.9		2,684.9
Segment Operating Profit:
2005	$447.9	$64.7	$512.6	$(33.7)	$478.9
2004	354.0	65.7	419.7	(52.3)	367.4
Items excluded from Segment Operating Profit:
June 30, 2005:
Gain on sale of the Corsico, Italy glass container facility	$28.1		$28.1		$28.1
Mark to market gain on natural gas hedge contracts	21.4		21.4		21.4

June 30, 2004:
Gain on the sale of certain real property	20.6		20.6		20.6
Mark to market gain on natural gas hedge contracts	9.8		9.8		9.8

The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners’ interests in earnings of subsidiaries for the six month periods ended June 30, 2005 and 2004 is as follows:

	2005	2004
Segment Operating Profit for reportable segments	$512.6	$419.7
Items excluded from Segment Operating Profit	49.5	30.4
Eliminations and other retained items	(33.7)	(52.3)
Interest expense	(235.1)	(203.6)
Interest income	7.7	6.7

Total	$301.0	$200.9

					Eliminations
			Total		and
	Glass	Plastics	Product	Discontinued	Other	Consolidated
	Containers	Packaging	Segments	Operations	Retained	Totals

Total assets:
June 30, 2005	$8,115.9	$778.3	$8,894.2		$1,169.5	$10,063.7
December 31, 2004	8,579.4	789.3	9,368.7		1,181.4	10,550.1
June 30, 2004	8,065.6	788.5	8,854.1	$1,213.7	1,102.6	11,170.4

10.  Other Revenue and Costs and Expenses

During the first quarter of 2005, the Company completed the sale of its Corsico, Italy glass container facility.  The resulting gain of $28.1 million (pre-tax and after tax) was included in other revenue in the results of operations for the first quarter of 2005.  See Note 15 for more information.

Manufacturing costs for the first quarter of 2005 included a favorable adjustment of approximately $10.0 million to the Company’s accruals for self insured risks.

Manufacturing costs for the second quarter of 2005 included a favorable adjustment for depreciation and amortization in connection with finalizing the fair values of the BSN Glasspack assets acquired in June 2004. The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of approximately $6.5 million.

Other revenue for the second quarter of 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property.

11. Derivative Instruments

At June 30, 2005, the Company has the following derivative instruments related to its various hedging programs:

Fair Value Hedges of Debt

The terms of the Third Amended and Restated Secured Credit Agreement require that borrowings under the Agreement be denominated in U.S. dollars except for the C2 term loan which allows for €46.3 million borrowings.  In order to manage the exposure to fluctuating foreign exchange rates created by U.S. dollar borrowings by the Company’s international subsidiaries, certain subsidiaries have entered into currency swaps for the principal amount of their borrowings under the Agreement and for their interest payments due under the Agreement.

At the end of the second quarter of 2005, the Company’s subsidiary in Australia had an agreement that swaps a total of U.S. $175.0 million of borrowings into 251.8 million Australian dollars.   This derivative instrument swaps the principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate.  This agreement has a maturity date of March 2006.

The Company’s subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency.  These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.  For the three and six months ended June 30, 2005, the amount not offset was immaterial.  The fair values are included with other long term liabilities on the balance sheet.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

In connection with debt refinancing in late December 2004, the Company’s subsidiary in France borrowed approximately €91 million from Owens-Brockway Glass Container (“OBGC”), a U.S. subsidiary of the Company.  In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, OBGC entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also converts the final principal payment in December 2009 from €91.0 million to approximately $120.7 million U.S. dollars.

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

The above foreign currency exchange contract is accounted for as a cash flow hedge at June 30, 2005.  Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions.  For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At June 30, 2005, the amount included in OCI related to this foreign currency exchange contract was $2.5 million.  The ineffectiveness related to this hedge for the three and six months ended June 30, 2005 was not material.

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

The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges.  Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, as required by FAS No. 133, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt.  The fair values are included with other long term liabilities on the balance sheet.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below).  The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following selected information relates to fair value swaps at June 30, 2005 (based on a projected U.S. LIBOR rate of 3.9760%):

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(3.0)
Senior Notes due 2008	250.0	7.35%	3.5%	(2.4)
Senior Debentures due 2010	250.0	7.50%	3.2%	0.5
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(5.9)
Total	$1,050.0			$(10.8)

Natural Gas Hedges

The Company uses commodity futures contracts related to forecasted natural gas requirements.  The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements.  The Company continually evaluates the natural gas market with respect to its future usage requirements.  The Company generally evaluates the natural gas market for the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months.  At June 30, 2005, the Company had entered into commodity futures contracts for approximately 83% (approximately 9,440,000 MM BTUs) of its expected North American natural gas usage for the second half of 2005, approximately 35% (approximately 7,920,000 MM BTUs) for the full year of 2006, and approximately 2% (approximately 480,000 MM BTUs) for the full year of 2007.

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

The above futures contracts are accounted for as cash flow hedges at June 30, 2005.  Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions.  For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At June 30, 2005, an unrecognized loss of $1.8 million, ($1.2 million after tax), related to these commodity futures contracts was included in OCI.  The ineffectiveness related to these natural gas hedges for the three months ended June 30, 2005 was not material.

During the fourth quarter of 2004, the Company determined that the natural gas hedge contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings.  The total unrealized pretax gain (loss) recorded for the three and six months ended June 30, 2005 was $(7.0) million ($4.0 million after tax) and $21.4 million ($13.0 million after tax), respectively. The total unrealized pretax gain recorded for the three and six months ended June 30, 2004 was $0.9 million ($0.6 million after tax) and $9.8 million ($6.4 million after tax), respectively.  This change had no effect upon the Company’s cash flows.  During the first quarter of 2005, the Company completed the documentation and re-designation of its natural gas hedge contracts.  As of April 1, 2005, all futures contracts meet the qualifications for special hedge accounting and will be accounted for as described in the preceding paragraphs.

Other Hedges

The Company’s subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future.  These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency.   Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies.  The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

12.  Restructuring Accruals

During December of 2004 and June of 2005, restructuring accruals of €96 million were recorded in connection with the acquisition of BSN as part of the previously announced European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  See Note 15 for a description of this accrual and the related activity.

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

The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company’s workforce.  The Company eventually expects to save approximately $8.5 million per year by closing this factory and moving the production to other locations.  The Company anticipates that it will pay out approximately $8.0 million in cash related to severance, benefits, plant clean-up, and other plant closing costs.  The Company expects that the majority of these costs will be paid out by the end of 2005.

Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Total

Restructuring accrual balance as of December 31, 2004	$8.1	$4.8	$12.9

Net cash paid	(0.6)	(0.7)	(1.3)
Other, principally translation		(0.1)	(0.1)
Remaining restructuring accruals related to plant closing charges as of March 31, 2005	7.5	4.0	11.5

Net cash paid	(0.4)	(0.1)	(0.5)
Remaining restructuring accruals related to plant closing charges as of June 30, 2005	$7.1	$3.9	$11.0

13.  Pensions

The components of the net pension expense for the three months ended June 30, 2005 and 2004 were as follows:

	2005	2004

Service cost	$13.1	$13.5
Interest cost	50.2	46.2
Expected asset return	(74.2)	(69.9)

Amortization:
Prior service cost (credit)	(0.2)	1.5
Loss	12.0	8.8
Net amortization	11.8	10.3
Net expense	$0.9	$0.1

Total for continuing operations		(0.7)
Total for discontinued operations		0.8
		$0.1

The components of the net pension expense for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004

Service cost	$26.3	$27.2
Interest cost	100.9	92.7
Expected asset return	(149.0)	(140.2)

Amortization:
Prior service cost (credit)	(0.2)	3.1
Loss	24.0	17.6
Net amortization	23.8	20.7
Net expense	$2.0	$0.4

Total for continuing operations		(1.2)
Total for discontinued operations		1.6
		$0.4

The pension expense above for the three and six months ended June 30, 2005 reflects the additional pension expense of the BSN operations acquired on June 21, 2004.

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $37.3 million to its pension plans in 2005.  As of June 30, 2005, $17.9 million of contributions have been made.   The Company presently does not expect its contributions for the full year of 2005 to be significantly different from the $37.3 million previously projected.

14.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended June 30, 2005 and 2004 were as follows:

	2005	2004

Service cost	$1.2	$1.0
Interest cost	4.6	5.7

Amortization:
Prior service credit	(1.1)	(1.1)
Loss	1.4	1.2
Net amortization	0.3	0.1
Net postretirement benefit cost	$6.1	$6.8

Total for continuing operations		$6.1
Total for discontinued operations		0.7
		$6.8

The components of the net postretirement benefit cost for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004

Service cost	$2.3	$2.1
Interest cost	9.2	11.4

Amortization:
Prior service credit	(2.1)	(2.3)
Loss	2.8	2.4
Net amortization	0.7	0.1
Net postretirement benefit cost	$12.2	$13.6

Total for continuing operations		$12.1
Total for discontinued operations		1.5
		$13.6

The postretirement benefit costs above for the three and six months ended June 30, 2005 reflect the additional expense of the BSN operations.

15.  Acquisition of BSN Glasspack, S.A.

On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “Acquisition”).  Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

The Acquisition was part of the Company’s overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing leverage and cost reductions.   This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006.  Certain actions taken in order to implement the integration strategy required additional accruals that increased goodwill.

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005.  These actions were part of the previously announced European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €50 million for other European reorganization and integration activities, approximately one-half of which will be expensed. The Company expects that approximately 60% of these payments will be made by the end of 2005 and most of the balance in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, translated from Euros into dollars at the June 30, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(16.8)
Other, principally translation	(1.3)
Remaining European restructuring accrual as of June 30, 2005	$116.0

The total purchase cost of approximately $1.3 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date:

June 21,
2004
Inventories	$294.3
Accounts receivable	197.7
Other current assets (excluding cash acquired)	31.8
Total current assets	523.8
Goodwill	721.9
Other long-term assets	82.8
Net property, plant and equipment	763.9
Assets acquired	$2,092.4
Accounts payable and other current liabilities	(422.3)
Other long-term liabilities	(387.3)
Aggregate purchase costs	$1,282.8

The assets above include $48.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

16.  Pro Forma Information – Acquisition of BSN Glasspack S.A.

Had the Acquisition described in Note 15 and the related financing described in Note 3 occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and net earnings would have been as follows:

	Three months ended June 30, 2004
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$1,417.3	$373.1		$1,790.4

Net earnings from continuing operations	$83.9	$10.8	$(1.8)	$92.9

	Six months ended June 30, 2004
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$2,684.9	$752.5		$3,437.4

Net earnings from continuing operations	$131.1	$(1.5)	$(6.4)	$123.2

17. Discontinued operations

On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company’s bank credit facility, which was amended to permit the sale.  The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business.  This adjustment was finalized in April 2005, and Graham was paid approximately $39 million.  The adjustment did not impact results of operations.

Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries.  The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the three and six months ended June 30, 2004 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004
Revenues:
Net sales	$299.0	$576.8
Other revenue	2.2	5.5
	301.2	582.3
Costs and expenses:
Manufacturing, shipping and delivery	259.7	500.7
Research, development and engineering	5.2	10.0
Selling and administrative	6.2	13.4
Interest	13.5	27.0
Other	18.0	20.6
	302.6	571.7
Earnings (loss) before items below	(1.4)	10.6

Provision for income taxes	(0.1)	4.3
Net earnings (loss) from discontinued operations	$(1.3)	$6.3

The condensed consolidated balance sheet at June 30, 2004 included the following assets and liabilities related to the discontinued operations:

Balance at
June 30,
2004
Assets:
Inventories	$144.5
Accounts receivable	134.4
Other current assets	10.6
Total current assets	289.5
Goodwill	151.1
Other long-term assets	73.2
Net property, plant and equipment	699.9
Total assets	$1,213.7

Liabilities:
Accounts payable and other current liabilities	$116.3
Other long-term liabilities	57.0
Total liabilities	$173.3

18.  Accounts Receivable Securitization Program

As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services.   The program was entered into by BSN in order to provide lower interest costs on a portion of its financing.  In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the “fund”) created in accordance with French Law.  This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales (“GTI”) and managed by GTI, provides for an aggregate securitization volume of up to €210 million.

Under the program, BSN Glasspack Services is permitted to sell receivables to the fund until November 5, 2006.  According to the program, subject to eligibility criteria, certain, but not all, receivables held by the BSN Glasspack Services are sold to the fund on a weekly basis.  The purchase price for the receivables is determined as a function of the book value and the term of each receivable and a Euribor three-month rate increased by a 1.51% margin.  A portion of the purchase price for the receivables is deferred and paid by the fund to BSN Glasspack Services only when receivables are collected or at the end of the program.  This deferred portion varies based on the status and updated collection history of BSN Glasspack Services’ receivable portfolio.

The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes.  The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services.  The total securitization program cannot exceed €210 million ($253.9 million at June 30, 2005).   At June 30, 2005, the Company had $249.4 million of receivables that were sold in this program.  For the three and six months ended June 30, 2005, the Company received $380.4 million and $721.9 million from the sale of receivables to the fund and paid interest of approximately $2.0 million and $3.7 million, respectively, which is recorded as other expense in the income statement.

BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

19.  Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the Senior Secured Notes of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are wholly-owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$108.5	$79.1	$777.9	$—	$965.5
Inventories		150.6	61.0	846.7	(0.5)	1,057.8
Other current assets		1.6	55.3	222.4	0.2	279.5
Total current assets	—	260.7	195.4	1,847.0	(0.3)	2,302.8
Investments in and advances to subsidiaries	3,004.8	3,961.5	(8.8)		(6,957.5)	—
Goodwill		567.8	223.4	2,112.0		2,903.2
Other non-current assets		218.5	1,067.9	349.9	(7.7)	1,628.6
Total other assets	3,004.8	4,747.8	1,282.5	2,461.9	(6,965.2)	4,531.8
Property, plant and equipment, net		681.5	327.2	2,220.4		3,229.1

Total assets	$3,004.8	$5,690.0	$1,805.1	$6,529.3	$(6,965.5)	$10,063.7
Current liabilities :
Accounts payable and accrued liabilities	$—	$226.4	$182.3	$890.0	$(12.5)	$1,286.2
Short-term loans and long-term debt due within one year				66.0		66.0
Total current liabilities	—	226.4	182.3	956.0	(12.5)	1,352.2
Long-term debt	1,050.0	3,657.4	11.0	593.4		5,311.8
Other non-current liabilities and minority interests		53.8	359.4	1,028.1	3.6	1,444.9
Investments by and advances from parent		1,752.4	1,252.4	3,951.8	(6,956.6)	—
Share owner’s equity	1,954.8					1,954.8

Total liabilities and share owner’s equity	$3,004.8	$5,690.0	$1,805.1	$6,529.3	$(6,965.5)	$10,063.7

	December 31, 2004
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$63.4	$55.9	$702.0	$—	$821.3
Inventories		152.2	64.4	901.7	(0.6)	1,117.7
Other current assets		(0.2)	86.3	316.0	0.2	402.3
Total current assets	—	215.4	206.6	1,919.7	(0.4)	2,341.3
Investments in and advances to subsidiaries	3,202.5	4,242.9	(59.3)		(7,386.1)	—
Goodwill		567.8	235.4	2,205.9		3,009.1
Other non-current assets		220.0	1,057.6	431.5	(7.1)	1,702.0
Total other assets	3,202.5	5,030.7	1,233.7	2,637.4	(7,393.2)	4,711.1
Property, plant and equipment, net		647.2	340.9	2,509.6		3,497.7

Total assets	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1
Current liabilities :
Accounts payable and accrued liabilities	$—	$242.6	$274.8	$1,030.0	$(3.4)	$1,544.0
Short-term loans and long-term debt due within one year	112.4		0.1	80.0		192.5
Total current liabilities	112.4	242.6	274.9	1,110.0	(3.4)	1,736.5
Long-term debt	1,050.0	3,478.7	11.0	632.3		5,172.0
Other non-current liabilities and minority interests		83.5	381.3	1,131.9	4.8	1,601.5
Investments by and advances from parent		2,088.5	1,114.0	4,192.5	(7,395.0)	—
Share owner’s equity	2,040.1					2,040.1

Total liabilities and share owner’s equity	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

	June 30, 2004
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$98.8	$59.9	$739.4	$—	$898.1
Inventories		160.2	53.7	840.3	(1.2)	1,053.0
Assets of discontinued operations			221.5	68.0		289.5
Other current assets		8.0	68.4	351.4	0.5	428.3
Total current assets	—	267.0	403.5	1,999.1	(0.7)	2,668.9
Investments in and advances to subsidiaries	2,894.8	1,841.9	1,554.5		(6,291.2)	—
Assets of discontinued operations			865.5	58.7		924.2
Goodwill		544.1	231.2	1,946.5		2,721.8
Other non-current assets		276.2	1,073.5	370.0	(5.3)	1,714.4
Total other assets	2,894.8	2,662.2	3,724.7	2,375.2	(6,296.5)	5,360.4
Property, plant and equipment, net		604.8	339.5	2,196.8		3,141.1

Total assets	$2,894.8	$3,534.0	$4,467.7	$6,571.1	$(6,297.2)	$11,170.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$222.9	$212.1	$909.7	$(2.3)	$1,342.4
Liabilities of discontinued operations			85.7	30.6		116.3
Short-term loans and long-term debt due within one year	350.0		0.1	81.7		431.8
Total current liabilities	350.0	222.9	297.9	1,022.0	(2.3)	1,890.5
Long-term debt	1,050.0	3,956.5	0.7	1,263.3		6,270.5
Other non-current liabilities and minority interests		108.9	467.5	878.2	3.0	1,457.6
Liabilities of discontinued operations			52.5	4.5		57.0
Investments by and advances from parent		(754.3)	3,649.1	3,403.1	(6,297.9)	—
Share owner’s equity	1,494.8					1,494.8

Total liabilities and share owner’s equity	$2,894.8	$3,534.0	$4,467.7	$6,571.1	$(6,297.2)	$11,170.4

	Three months ended June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$432.9	$180.4	$1,261.4	$(22.0)	$1,852.7
Interest		—	0.3	3.2		3.5
Equity earnings from subsidiaries	86.2	96.9	7.5		(190.6)	—
Other equity earnings		2.7	1.8	2.5		7.0
Other revenue		11.7	2.8	5.1	(10.0)	9.6
Total revenue	86.2	544.2	192.8	1,272.2	(222.6)	1,872.8

Manufacturing, shipping, and delivery		362.4	137.5	1,005.3	(30.3)	1,474.9
Research, engineering, selling, administrative, and other		25.9	32.3	83.1		141.3
Net intercompany interest	(21.6)	(7.0)	13.7	14.9		—
Other interest expense	21.6	69.8	0.5	24.7		116.6
Total costs and expense	—	451.1	184.0	1,128.0	(30.3)	1,732.8

Earnings from continuing operations before items below	86.2	93.1	8.8	144.2	(192.3)	140.0

Provision (credit) for income taxes		—	13.3	31.4	0.8	45.5

Minority share owners’ interests in earnings of subsidiaries				8.4	(0.1)	8.3

Net earnings	$86.2	$93.1	$(4.5)	$104.4	$(193.0)	$86.2

	Three months ended June 30, 2004
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$438.9	$154.6	$844.3	$(20.5)	$1,417.3
Interest			0.3	3.2		3.5
Equity earnings from subsidiaries	83.9	80.3	0.1		(164.3)	—
Other equity earnings		3.2	3.9	2.0		9.1
Other revenue		13.2	0.7	24.2	(7.2)	30.9
Total revenue	83.9	535.6	159.6	873.7	(192.0)	1,460.8

Manufacturing, shipping, and delivery		365.1	115.4	680.4	(27.6)	1,133.3
Research, engineering, selling, administrative, and other		22.1	33.0	44.1	(0.1)	99.1
Net intercompany interest	(13.9)	(7.6)	18.1	3.4		—
Other interest expense	13.9	60.0	0.6	28.2		102.7
Total costs and expense	—	439.6	167.1	756.1	(27.7)	1,335.1

Earnings from continuing operations before items below	83.9	96.0	(7.5)	117.6	(164.3)	125.7

Provision (credit) for income taxes		7.2	(5.6)	31.8	0.8	34.2

Minority share owners’ interests in earnings of subsidiaries				8.0	(0.4)	7.6
Earnings from continuing operations	83.9	88.8	(1.9)	77.8	(164.7)	83.9

Net earnings of discontinued operations	(1.3)		(3.9)	2.6	1.3	(1.3)

Net earnings	$82.6	$88.8	$(5.8)	$80.4	$(163.4)	$82.6

	Six months ended June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$811.0	$352.2	$2,395.5	$(42.7)	$3,516.0
Interest		—	0.7	7.0		7.7
Equity earnings from subsidiaries	203.7	195.0	5.6		(404.3)	—
Other equity earnings		4.5	2.4	4.4		11.3
Other revenue		24.8	6.6	39.1	(24.3)	46.2
Total revenue	203.7	1,035.3	367.5	2,446.0	(471.3)	3,581.2

Manufacturing, shipping, and delivery		645.0	256.9	1,921.5	(60.0)	2,763.4
Research, engineering, selling, administrative, and other		47.1	68.4	166.2		281.7
Net intercompany interest	(43.8)	(12.3)	25.6	30.5		—
Other interest expense	43.8	138.4	1.1	51.8		235.1
Total costs and expense	—	818.2	352.0	2,170.0	(60.0)	3,280.2

Earnings from continuing operations before items below	203.7	217.1	15.5	276.0	(411.3)	301.0

Provision for income taxes		10.7	10.5	60.0	0.7	81.9

Minority share owners’ interests in earnings of subsidiaries				15.4		15.4

Net earnings	$203.7	$206.4	$5.0	$200.6	$(412.0)	$203.7

	Six months ended June 30, 2004
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$822.4	$308.3	$1,594.1	$(39.9)	$2,684.9
Interest		0.1	0.6	6.0		6.7
Equity earnings from subsidiaries	131.1	130.4	4.7		(266.2)	—
Other equity earnings		6.0	5.7	3.0		14.7
Other revenue		24.2	0.5	30.0	(14.1)	40.6
Total revenue	131.1	983.1	319.8	1,633.1	(320.2)	2,746.9

Manufacturing, shipping, and delivery		671.8	234.7	1,291.9	(54.9)	2,143.5
Research, engineering, selling, administrative, and other		44.8	71.6	82.5		198.9
Net intercompany interest	(28.2)	(16.2)	38.0	6.4		—
Other interest expense	28.2	118.6	1.1	55.7		203.6
Total costs and expense	—	819.0	345.4	1,436.5	(54.9)	2,546.0

Earnings from continuing operations before items below	131.1	164.1	(25.6)	196.6	(265.3)	200.9

Provision (credit) for income taxes		14.2	(12.2)	53.5	0.8	56.3

Minority share owners’ interests in earnings of subsidiaries				13.7	(0.2)	13.5
Earnings from continuing operations	131.1	149.9	(13.4)	129.4	(265.9)	131.1

Net earnings of discontinued operations	6.3		0.6	5.7	(6.3)	6.3

Net earnings	$137.4	$149.9	$(12.8)	$135.1	$(272.2)	$137.4

	Six months ended June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(43.3)	$(66.5)	$100.7	$43.1	$34.0
Investing Activities:
Additions to property, plant, and equipment		(71.9)	(10.3)	(103.3)		(185.5)
Proceeds from sales		0.3	(38.9)	189.0		150.4
Cash provided by (used in) investing activities	—	(71.6)	(49.2)	85.7	—	(35.1)
Financing Activities:
Net distribution to OI Inc.	(187.2)					(187.2)
Change in intercompany transactions	187.2	(49.3)	86.7	(181.5)	(43.1)	—
Change in short term debt				24.1		24.1
Payments of long term debt		(122.9)	(0.1)	(168.3)		(291.3)
Borrowings of long term debt		337.1	0.1	104.4		441.6
Net payments for debt-related hedging activity		(49.2)		(20.8)		(70.0)
Payment of finance fees		(0.8)				(0.8)
Cash provided by (used in) financing activities	—	114.9	86.7	(242.1)	(43.1)	(83.6)
Effect of exchange rate change on cash				(13.1)		(13.1)
Net change in cash	—	—	(29.0)	(68.8)	—	(97.8)
Cash at beginning of period			32.2	245.7		277.9

Cash at end of period	$—	$—	$3.2	$176.9	$—	$180.1

	Six months ended June 30, 2004
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$20.5	$63.3	$199.8	$32.6	$316.2
Investing Activities:
Additions to property, plant, and equipment		(47.7)	(21.6)	(114.6)		(183.9)
Acquisitions, net of cash acquired				(625.1)		(625.1)
Proceeds from sales		2.4	1.2	89.8		93.4
Cash used in investing activities	—	(45.3)	(20.4)	(649.9)	—	(715.6)
Financing Activities:
Net distribution to OI Inc.	(131.8)					(131.8)
Change in intercompany transactions	131.8	(600.8)	(36.1)	538.4	(33.3)	—
Change in short term debt				12.3		12.3
Payments of long term debt		(50.3)	(0.1)	(557.3)		(607.7)
Borrowings of long term debt		687.2		634.9		1,322.1
Payment of finance fees		(11.5)		(7.8)		(19.3)
Net payments for debt-related hedging activity				(26.3)		(26.3)
Cash provided by (used in) financing activities	—	24.6	(36.2)	594.2	(33.3)	549.3
Effect of exchange rate change on cash				(11.5)		(11.5)
Net change in cash	—	(0.2)	6.7	132.6	(0.7)	138.4
Cash at beginning of period		0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$—	$13.5	$288.3	$—	$301.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarter ended June 30, 2005 and 2004

Net sales of the Glass Containers segment were $421.4 million higher than the prior year principally resulting from the BSN Acquisition and stronger currencies in Europe and Asia Pacific. On a pro forma basis, unit shipments were approximately 1.5% higher than the prior year, assuming the BSN acquisition had occurred on April 1, 2004.

Net sales of the Plastics Packaging segment were $14.0 million higher than the prior year.  Higher sales from improved pricing and pass-through of higher resin costs were partially offset by the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

Segment Operating Profit of the Glass Containers segment was $56.7 million higher than the prior year.  The BSN acquisition accounted for most of the increase.  The benefits of stronger foreign currencies and higher selling prices were partially offset by inflationary cost increases.

Segment Operating Profit of the Plastics Products segment was $33.8 million, level with $33.8 million from the prior year.

Interest expense was $13.9 million higher than the prior year.  Interest on borrowings for the BSN Acquisition and higher variable interest rates both contributed to the increase.

Earnings in 2005 were $86.2 million, up from $82.6 million from continuing operations in 2004.  Earnings in both periods included items that management considers not representative of continuing operations.  These items decreased net earnings in 2005 by $4.0 million and increased net earnings in 2004 by $14.5 million.

Six months ended June 30, 2005 and 2004

Net sales of the Glass Containers segment were $822.2 million higher than the prior year principally resulting from the BSN Acquisition and stronger currencies in Europe and Asia Pacific.  On a pro forma basis, unit shipments were approximately 0.7% lower than the prior year, assuming that the BSN Acquisition had occurred on January 1, 2004.

Net sales of the Plastics Packaging segment were $8.9 million higher than the prior year.  Higher sales from improved pricing and pass-through of higher resin costs were partially offset by the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

Segment Operating Profit of the Glass Containers segment was $93.9 million higher than the prior year.  The BSN acquisition accounted for most of the increase.  The benefits of stronger foreign currencies and higher selling prices were partially offset by inflationary cost increases.

Segment Operating Profit of the Plastics Products segment was $1.0 million lower than prior year.  Increases from improved pricing and product mix were more than offset by increased costs.

Interest expense was $31.5 million higher than the prior year.  Interest on borrowings for the BSN Acquisition and higher variable interest rates both contributed to the increase.

Earnings in 2005 were $203.7 million, up from $131.1 million from continuing operations in 2004.  Earnings in both periods included items that management considers not representative of continuing operations.  These items increased net earnings in 2005 by $41.1 million and increased net earnings in 2004 by $20.9 million.

Results of Operations – Second Quarter 2005 compared with Second Quarter 2004

Net Sales

The Company’s net sales by segment (dollars in millions) for the second quarter of 2005 and 2004 are presented in the following table.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  Amounts related to the discontinued operations have been reclassified from the 2004 amounts.  For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004

Glass Containers	$1,641.2	$1,219.8
Plastics Packaging	211.5	197.5

Segment and consolidated net sales	$1,852.7	$1,417.3

Consolidated net sales for the second quarter of 2005 increased $435.4 million, or 30.7%, to $1,852.7 million from $1,417.3 million in the second quarter of 2004.

Net sales of the Glass Containers segment increased $421.4 million, or 34.5%, over the second quarter of 2004 principally from additional sales attributable to the BSN Acquisition, along with the favorable effects of currency translation rates.  In the Americas, net sales in the second quarter of 2005 were 4.7% higher than the prior year second quarter.  Favorable currency exchange rates accounted for an increase of about 2.5%.  Throughout the Americas, unit shipments of most end uses were higher than the prior year, more than offsetting reduced shipments of beer containers in North America.  Improved pricing also had a favorable effect on net sales, more than offsetting an unfavorable change in product mix.  In Europe, the increase in sales was principally attributable to the BSN Acquisition.  The favorable effects of currency exchange rates accounted for an increase of about 4.5%.  Generally higher selling prices and increased shipments of champagne and beer containers were slightly more than offset by decreased unit shipments for most other end uses.  In the Asia Pacific region, reported net sales increased slightly over 2004.  Favorable currency translation rates accounted for an increase of about 7%.  Increased unit shipments in most end uses also had a favorable effect on net sales.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2004		$1,219.8
Impact of BSN Acquisition and volume, price and mix	$377.5
Net effect of changing foreign currency exhange rates	43.9
Total net effect on sales		421.4
Net sales - 2005		$1,641.2

Net sales of the Plastics Packaging segment increased $14.0 million, or 7.1%, from the second quarter of 2004.  The higher sales reflected improved pricing in several product lines and the pass-through effect of higher resin costs. Partially offsetting these increases was the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2004		$197.5
Effect of increased resin cost pass-throughs	$13.4
Net effect of sales volume, price and mix	6.5
Currency translation rates	2.0
Divestiture	(7.9)
Total net effect on sales		14.0
Net sales - 2005		$211.5

Segment Operating Profit

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  Amounts related to the discontinued operations have been reclassified from the 2004 amounts.  For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004

Glass Containers	$245.6	$188.9
Plastics Packaging	33.8	33.8
Eliminations and other retained items	(19.3)	(19.3)

Segment Operating Profit of the Glass Containers segment for the second quarter of 2005 increased $56.7 million, or 30.0%, to $245.6 million, compared with Segment Operating Profit of $188.9 million in the second quarter of 2004.  In the Americas, Segment Operating Profit was approximately equal to the prior year, excluding the effects of foreign currency translation rates.  Factors which increased operating profit were: (1) increased unit shipments in most end uses; (2) higher pricing; and (3) improved productivity.  Substantially offsetting those increases were: (1) reduced shipments of beer containers; (2) unfavorable mix toward lower margin products; (3) higher natural gas prices; and (4) inflationary cost increases including higher raw material costs.  Segment Operating Profit in Europe was significantly higher than prior year principally as a result of the additional BSN operations.  Other benefits included: (1) generally higher prices; (2) a favorable mix toward higher margin products; and (3) favorable adjustments of depreciation and amortization in connection with finalizing the fair values of the BSN assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of $6.5 million in the second quarter.  The absence of equity earnings from Consol Limited (divested in the fourth quarter of 2004), the absence of operating profit from the Corsico factory, and reduced unit shipments partially offset these favorable effects.  In the Asia Pacific region, operating profit was up slightly, exclusive of translation effects.  The effect of increased unit shipments was partially offset by increases in energy and other manufacturing costs.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

Segment Operating Profit - 2004		$188.9
Impact of BSN acquisition and volume, price, mix, and productivity	$80.0
Effects of changing foreign currency rates	4.4
Higher energy costs	(13.5)
Other inflationary cost increases	(9.6)
Divestitures	(4.2)
Other	(0.4)
Total net effect on Segment Operating Profit		56.7
Segment Operating Profit -2005		$245.6

Segment Operating Profit of the Plastics Packaging segment for the second quarter of 2005 was $33.8 million compared with Segment Operating Profit of $33.8 million in the second quarter of 2004.  The effects of improved pricing and product mix were offset by the absence of profits from the plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

Segment Operating Profit - 2004		$33.8
Net effect of sales volume, price and mix	$4.6
Effects of changing foreign currency rates	0.2
Divestiture	(4.1)
Higher energy costs	(0.7)
Total net effect on Segment Operating Profit		—
Segment Operating Profit - 2005		$33.8

Eliminations and other retained items were $19.3 million for the second quarter of 2005 and for the second quarter of 2004.

Interest Expense

Interest expense increased to $116.6 million in the second quarter of 2005 from $102.7 million in the second quarter of 2004.  The higher interest in the 2005 quarter reflects additional interest of approximately $10.3 million as a result of higher debt related to the BSN acquisition, partially offset by voluntary prepayments of debt in the third and fourth quarters of 2004 and the first quarter of 2005.  In addition, higher interest rates on the Company’s variable rate debt increased interest expense by approximately $4.5 million during the quarter versus the prior quarter.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the second quarter of 2005 was $8.3 million compared to $7.6 million for the second quarter of 2004. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil.

Results of Operations – First six months of 2005 compared with first six months of 2004

Net Sales

The Company’s net sales by segment (dollars in millions) for the first six months of 2005 and 2004 are presented in the following table.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  Amounts related to the discontinued operations have been reclassified from the 2004 amounts.  For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004

Glass Containers	$3,104.3	$2,282.1
Plastics Packaging	411.7	402.8

Segment and consolidated net sales	$3,516.0	$2,684.9

Consolidated net sales for the first six months of 2005 increased $831.1 million, or 31.0%, to $3,516.0 million from $2,684.9 million in the second quarter of 2004.

Net sales of the Glass Containers segment increased $822.2 million, or 36.0%, over the first six months of 2004.  In the Americas, net sales in the first six months of 2005 were 4.3% higher than the prior year period.  Favorable currency exchange rates accounted for about one-half of the increase.  Increased shipments of containers for most end uses throughout the Americas more than offset reduced shipments of beer containers in North America.  Improved pricing throughout the Americas also had a favorable effect on net sales, more than offsetting a change in product mix.  In Europe, reported net sales increased due to the BSN Acquisition, the favorable effects of currency exchange rates and generally higher selling prices.  These increases were partially offset by decreased unit shipments for most end uses.  In the Asia Pacific region, reported net sales increased slightly over 2004, exclusive of favorable currency translation rates.  Slightly lower unit shipments in certain end uses were offset by increased shipments of higher margin products and increased pricing.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2004		$2,282.1
Impact of the BSN Acquisition, volume, price, and mix	$745.8
Net effect of changing foreign currency exhange rates	76.4
Total net effect on sales		822.2
Net sales - 2005		$3,104.3

Net sales of the Plastics Packaging segment increased $8.9 million, or 2.2%, from the first six months of 2004.  The higher sales reflected improved pricing in several product lines and the pass-through effect of higher resin costs. Partially offsetting these increases was the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2004		$402.8
Effect of increased resin cost pass-throughs	$28.0
Net effect of sales volume, price and mix	11.8
Currency translation rates	2.0
Divestiture	(32.9)
Total net effect on sales		8.9
Net sales - 2005		$411.7

Segment Operating Profit

Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  Amounts related to the discontinued operations have been reclassified from the 2004 amounts.  For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004

Glass Containers	$447.9	$354.0
Plastics Packaging	64.7	65.7
Eliminations and other retained items	(33.7)	(52.3)

Segment Operating Profit of the Glass Containers segment for the first six months of 2005 increased $93.9 million, or 26.5%, to $447.9 million, compared with Segment Operating Profit of $354.0 million in the first six months of 2004.  In the Americas, Segment Operating Profit increased by 5.9% over the prior year.  Factors contributing to the increase were: (1) increased unit shipments for most end uses; (2) improved pricing throughout the Americas; and (3) improved productivity.  Factors that partially offset the increase were: (1) reduced beer container shipments in North America; (2) an unfavorable product mix; (3) higher natural gas prices; and (4) inflationary cost increases including higher raw material costs.  Segment Operating Profit in Europe was significantly higher than prior year as a result of the additional BSN operations.  Other benefits included: (1) generally higher prices; (2) a favorable mix toward higher margin products; and (3) favorable adjustments of depreciation and amortization in connection with finalizing the fair values of the BSN assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of $6.5 million in the second quarter.  The absence of equity earnings from Consol Limited (divested in the fourth quarter of 2004), the absence of operating profit from the Corsico factory, and reduced unit shipments partially offset these favorable effects.  In the Asia Pacific region, operating profit was up slightly, exclusive of translation effects.  The effects of a more favorable product mix were partially offset by increases in energy and other manufacturing costs.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

Segment Operating Profit - 2004		$354.0
Impact of BSN acquisition and volume, price, mix, and productivity	$134.2
Effects of changing foreign currency rates	13.5
Higher energy costs	(29.6)
Other inflationary cost increases	(21.4)
Divestitures	(4.2)
Other	1.4
Total net effect on Segment Operating Profit		93.9
Segment Operating Profit -2005		$447.9

Segment Operating Profit of the Plastics Packaging segment for the first six months of 2005 decreased $1.0 million, or 1.5%, to $64.7 million compared with Segment Operating Profit of $65.7 million in the first six months of 2004.  The effect of lower unit shipments and increases in manufacturing, shipping and delivery costs, and the absence of profits from the plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004, more than offset the effects of improved pricing and product mix.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

Segment Operating Profit - 2004		$65.7
Net effect of sales volume, price and mix	$6.3
Effects of changing foreign currency rates	0.2
Divestiture	(4.1)
Increased delivery, warehouse, shipping and other manufacturing costs	(2.6)
Higher energy costs	(0.7)
Other	(0.1)
Total net effect on Segment Operating Profit		(1.0)
Segment Operating Profit - 2005		$64.7

Eliminations and other retained items for the first six months of 2005 were favorable by $18.6 million compared to the first six months of 2004.  The first six months of 2005 reflect a favorable adjustment of approximately $10.0 million to the Company’s accruals for self-insured risks.  The first six months of 2004 include approximately $7.0 million of self-insured property and casualty losses that did not recur in 2005.

Interest Expense

Interest expense increased to $235.1 million in the first six months of 2005 from $203.6 million in the first six months of 2004.  The higher interest in the 2005 quarter reflects additional interest of approximately $20.3 million as a result of higher debt related to the BSN acquisition, partially offset by voluntary prepayments of debt in the third and fourth quarters of 2004 and the first quarter of 2005.  In addition, higher interest rates on the Company’s variable rate debt increased interest expense by approximately $12.1 million during the first six months of 2005 versus the first six months of 2004.

Provision for Income Taxes

Excluding the effects of separately taxed items in both periods, the Company’s effective tax rate for the first six months of 2005 was 29.2% compared with 27.4% in the first six months of 2004 and 26.9% for the full year 2004.  The higher 2005 effective rate is principally due to a change in the mix of earnings toward higher tax international jurisdictions, the recent tax legislation in Ohio and recognition of other discrete changes in deferred taxes during the first half of 2005.  The Company expects its full year 2005 effective tax rate, exclusive of separately taxed items and discrete adjustments, to be approximately 29%.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first six months of 2005 was $15.4 million compared to $13.5 million for the first six months of 2004. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil.

Acquisition of BSN Glasspack, S.A.

On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “Acquisition”).  Total consideration for the Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

The Acquisition was part of the Company’s overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing leverage and cost reductions.  This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006.  Certain actions taken in order to implement the integration strategy required additional accruals that increased goodwill.

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005.  These actions were part of the previously announced European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €50 million for other European reorganization and integration activities, approximately one-half of which will be expensed. The Company expects that approximately 60% of these payments will be made by the end of 2005 and most of the balance in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, translated from Euros into dollars at the June 30, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(16.8)
Other, principally translation	(1.3)
Remaining European restructuring accrual as of June 30, 2005	$116.0

The total purchase cost of approximately $1.3 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date:

June 21,
2004

Inventories	$294.3
Accounts receivable	197.7
Other current assets (excluding cash acquired)	31.8
Total current assets	523.8
Goodwill	721.9
Other long-term assets	82.8
Net property, plant and equipment	763.9
Assets acquired	$2,092.4
Accounts payable and other current liabilities	(422.3)
Other long-term liabilities	(387.3)
Aggregate purchase costs	$1,282.8

The assets above include $48.1 million of estimated intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

Discontinued Operations

On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

Cash proceeds of approximately $1.2 billion were used to repay term loans under the Company’s bank credit facility, which was amended to permit the sale.  The sale agreement included a post-closing purchase price adjustment based on changes in certain working capital components and certain other assets and liabilities of the business.  This adjustment was finalized in April 2005, and Graham was paid approximately $39 million.  The adjustment did not impact results of operations.

Included in the sale were 24 plastics manufacturing plants in the U.S., two in Mexico, three in Europe and two in South America, serving consumer products companies in the food, beverage, household, chemical and personal care industries.  The blow-molded plastic container operations were part of the consumer products business unit of the plastics packaging segment.

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the three and six months ended June 30, 2004 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004
Revenues:
Net sales	$299.0	$576.8
Other revenue	2.2	5.5

	301.2	582.3
Costs and expenses:
Manufacturing, shipping and delivery	259.7	500.7
Research, development and engineering	5.2	10.0
Selling and administrative	6.2	13.4
Interest	13.5	27.0
Other	18.0	20.6
	302.6	571.7
Earnings (loss) before items below	(1.4)	10.6
Provision for income taxes	(0.1)	4.3
Net earnings (loss) from discontinued operations	$(1.3)	$6.3

The condensed consolidated balance sheet at June 30, 2004 included the following assets and liabilities related to the discontinued operations:

Balance at
June 30,
2004
Assets:
Inventories	$144.5
Accounts receivable	134.4
Other current assets	10.6
Total current assets	289.5
Goodwill	151.1
Other long-term assets	73.2
Net property, plant and equipment	699.9
Total assets	$1,213.7
Liabilities:
Accounts payable and other current liabilities	$116.3
Other long-term liabilities	57.0
Total liabilities	$173.3

Capital Resources and Liquidity

The Company’s total debt at June 30, 2005 was $5.38 billion, compared to $5.36 billion at December 31, 2004 and $6.70 billion at June 30, 2004.

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement.  On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the quarter.  At June 30, 2005, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $220.8 million B1 term loan, and $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008.  The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

At June 30, 2005, the Company’s subsidiary borrowers had unused credit of $229.7 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2005 was 5.17%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian and European subsidiaries, as discussed in Note 11, the weighted average interest rate was 5.78%.

Cash provided by continuing operating activities in the first six months of 2005 was $34.0 million compared to $244.9 million in the prior year.  First half working capital increases required significantly more cash in 2005 as a result of the additional BSN operations.  Increased levels of inventory in the Asia Pacific glass container operations, combined with higher payments of accrued liabilities and accounts payable, including approximately $16.8 million for European restructuring activities, also required more cash in 2005 than in 2004.  In addition, cash flows in the first six months of 2004 benefited from the initial effects of the Company’s program to improve working capital management.

Cash flows from financing activities included payments by foreign operations to settle swaps of borrowings denominated in currencies other than the local functional currency.  In particular, during the second quarter of 2005 certain swaps that hedged U.S. dollar borrowings in Australia required payments at maturity of approximately $65 million.  These payments offset the Australian dollar gains recorded over the 2-year duration of the swaps during which the Australian dollar strengthened significantly against the U.S. dollar.

Capital spending for property, plant and equipment from continuing operating activities was $185.5 million compared to $169.3 million in the prior year.  The 2005 amount included spending in the acquired BSN operations and for the new Windsor, Colo., glass container plant aggregating approximately $65 million.

During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million.  These notes, along with other Senior Secured and Senior Notes that were issued during the past three years, were part of the Company’s plan to improve financial flexibility by issuing long-term fixed rate debt, as well as refinance existing fixed rate debt that was nearing maturity.  While this strategy extended the maturity of the Company’s debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.  The Company does not intend to continue to refinance variable rate debt with new fixed rate issuances, but will continue to issue long-term fixed rate debt in order to repay existing fixed rate debt that is nearing maturity.

The Company anticipates that cash flow from its operations and from utilization of credit available under the Third Amended and Restated Credit Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis.  The Company expects that its total asbestos-related payments in 2005 will be moderately lower than 2004.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

Off-Balance Sheet Arrangements

As part of the acquisition of BSN, the Company acquired a trade accounts receivable securitization program through a BSN subsidiary, BSN Glasspack Services.  The program was entered into by BSN in order to provide lower interest costs on a portion of its financing.  In November 2000, BSN created a securitization program for its trade receivables through a sub-fund (the “fund”) created in accordance with French Law.  This securitization program, co-arranged by Credit Commercial de France (HSBC-CCF), and Gestion et Titrisation Internationales (“GTI”) and managed by GTI, provides for an aggregate securitization volume of up to €210 million.

Under the program, BSN Glasspack Services is permitted to sell receivables to the fund until November 5, 2006.  According to the program, subject to eligibility criteria, certain, but not all, receivables held by the BSN Glasspack Services are sold to the fund on a weekly basis.  The purchase price for the receivables is determined as a function of the book value and the term of each receivable and a Euribor three-month rate increased by a 1.51% margin.  A portion of the purchase price for the receivables is deferred and paid by the fund to BSN Glasspack Services only when receivables are collected or at the end of the program.  This deferred portion varies based on the status and updated collection history of BSN Glasspack Services’ receivable portfolio.

The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes.  The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services.  The total securitization program cannot exceed €210 million ($253.9 million at June 30, 2005).  At June 30, 2005, the Company had $249.4 million of receivables that were sold in this program.  For the three and six months ended June 30, 2005, the Company received $380.4 million and $721.9 million from the sale of receivables to the fund and paid interest of approximately $2.0 million and $3.7 million, respectively, which is recorded as other expense in the income statement.

BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans and goodwill.  Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances.  The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources.  Actual results, under conditions and circumstances different from those assumed, may differ from estimates.  The impact and any associated risks related to estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for pension benefit plans and goodwill involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2004, the weighted average discount rate for all plans was 5.5%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns were negative for each of the years 2000-2002 while the return was over 20% for 2003 and exceeded 18% in 2004.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2005, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.4% compared to 8.7% for the year ended December 31, 2004.  The Company recorded pension expense (credits) from continuing operations totaling approximately $2.0 million and $(1.2) million for the first six months of 2005 and 2004, respectively, from its principal defined benefit pension plans.  The increase in pension expense for 2005 is principally attributable to a lower asset base, higher amortization of previous actuarial losses and generally lower discount rates (5.52% for 2005 compared with 6.10% for 2004).  Depending on international exchange rates, the Company expects to record approximately $3.2 million of pension expense for the full year of 2005, compared with expense of $6.3 million for continuing operations ($8.7 million total, including discontinued operations) in 2004.

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

If the Accumulated Benefit Obligation (“ABO”) of any of the Company’s principal pension plans in the U.S. and Australia exceeds the fair value of its assets at the next measurement date of December 31, 2005, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the asset of such plan at the next measurement date of December 31, 2005.  The non-cash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners’ equity that would significantly reduce net worth.  Amounts related to the Company’s U.S. and Australian plans as of December 31, 2004 were as follows (millions of dollars):

	U.S.	U.S.	Australian
	Salary	Hourly	Plans	Total

Fair value of assets	$839.5	$1,662.1	$101.7	$2,603.3
Accumulated benefit obligations	776.1	1,407.8	88.3	2,272.2

Excess	$63.4	$254.3	$13.4	$331.1

Prepaid pension asset	$327.6	$616.4	$21.9	$965.9

Even if the fair values of the U.S. plans’ assets are less than ABO at December 31, 2005, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The covenants under the Company’s Third Amended and Restated Secured Credit Agreement would not be affected by a reduction in the Company’s net worth if a significant charge was taken to write off the prepaid pension assets.

Goodwill

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2004, the Company completed its annual testing and determined that no impairment of goodwill existed.

If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed as of October 1, 2004, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would also have been written down.  However, based on the Company’s testing as of that date, modest changes in the projected future cash flows or cost of capital would not have created impairment in any reporting unit.  For example, if projected future cash flows had been decreased by 5%, or alternatively, if the weighted average cost of capital had been increased by 5%, the resulting lower BEV’s would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit.  Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 6%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections.  At December 31, 2004, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $1.0 billion of the Company’s consolidated goodwill.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2005 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Forward Looking Statements

This document contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following:  (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc.’s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not intend to update any particular forward-looking statements contained in this document.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2004.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 8 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

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

OWENS-ILLINOIS GROUP, INC.

Date	August 9, 2005	By	/s/ Edward C. White
Edward C. White
President and Chief Financial Officer (Principal Accounting Officer)

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