Form 10-Q
period 2005-09-30
OWENS ILLINOIS GROUP INC
filed 2005-11-09
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark one)

☒                                                                                                                                      Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at October 31, 2005.

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

During the fourth quarter of 2004, the Company determined that certain commodity futures contracts did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings as required by FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Results of Operations for the three and nine month periods ended September 30, 2004 have been restated from the amounts originally reported to include the mark to market gains on these commodity futures contracts which were previously deferred through September 30, 2004.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended Sept. 30,
	2005	2004
		(restated)
Revenues:
Net sales	$1,807.5	$1,717.8
Royalties and net technical assistance	4.5	4.3
Equity earnings	6.6	7.5
Interest	5.2	3.5
Other	1.7	4.9
	1,825.5	1,738.0
Costs and expenses:
Manufacturing, shipping, and delivery	1,473.5	1,378.7
Research and development	6.6	5.2
Engineering	9.2	8.9
Selling and administrative	122.0	97.0
Interest	113.3	120.8
Other	12.0	11.9
	1,736.6	1,622.5
Earnings from continuing operations before items below	88.9	115.5
Provision for income taxes	22.7	33.7
Minority share owners’ interests in earnings of subsidiaries	9.6	8.7
Earnings from continuing operations	56.6	73.1
Net earnings from discontinued operations	63.0	3.3
Net earnings	$119.6	$76.4

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Nine months ended Sept. 30,
	2005	2004
		(restated)
Revenues:
Net sales	$5,323.5	$4,402.7
Royalties and net technical assistance	12.8	15.0
Equity earnings	17.9	22.2
Interest	12.9	10.2
Other	39.6	34.8
	5,406.7	4,484.9
Costs and expenses:
Manufacturing, shipping, and delivery	4,236.9	3,522.2
Research and development	19.0	18.2
Engineering	28.9	25.9
Selling and administrative	358.2	260.4
Interest	348.4	324.4
Other	25.4	17.4
	5,016.8	4,168.5
Earnings from continuing operations before items below	389.9	316.4
Provision for income taxes	104.6	90.0
Minority share owners’ interests in earnings of subsidiaries	25.0	22.2
Earnings from continuing operations	260.3	204.2
Net earnings of discontinued operations	63.0	9.6
Net earnings	$323.3	$213.8

See accompanying notes.

 OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
			(restated)
Assets
Current assets:
Cash, including time deposits	$190.3	$277.9	$262.1
Short-term investments, at cost which approximates market	31.7	27.6	61.9
Receivables, less allowances for losses and discounts ($48.2 at Sept. 30, 2005, $50.3 at December 31, 2004, and $46.6 at Sept. 30, 2004)	993.0	821.3	887.0
Inventories	1,020.6	1,117.7	1,024.1
Prepaid expenses	66.4	96.8	110.1
Assets of discontinued operations			280.8
Total current assets	2,302.0	2,341.3	2,626.0

Investments and other assets:
Equity investments	109.7	117.1	159.5
Repair parts inventories	171.7	192.2	179.6
Prepaid pension	981.9	962.5	980.9
Deposits, receivables, and other assets	430.9	430.2	413.8
Goodwill	2,897.1	3,009.1	2,872.1
Assets of discontinued operations			921.2
Total other assets	4,591.3	4,711.1	5,527.1

Property, plant, and equipment, at cost	6,163.9	6,256.3	5,817.9
Less accumulated depreciation	2,971.2	2,758.6	2,637.0

Net property, plant, and equipment	3,192.7	3,497.7	3,180.9

Total assets	$10,086.0	$10,550.1	$11,334.0

	June 30, 2005	Dec. 31, 2004	June 30, 2004
			(restated)
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$74.2	$192.5	$438.6
Accounts payable and other liabilities	1,383.1	1,544.0	1,420.6
Liabilities of discontinued operations			122.4

Total current liabilities	1,457.3	1,736.5	1,981.6

Liabilities of discontinued operations			44.8
Long-term debt	5,129.4	5,172.0	6,148.3
Deferred taxes	207.5	267.1	320.6
Nonpension postretirement benefits	277.1	285.6	282.3
Other liabilities	743.6	879.2	771.0
Commitments and contingencies
Minority share owners’ interests	173.5	169.6	161.9
Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,294.7	1,360.5	1,227.0
Retained earnings	957.2	633.9	658.3
Accumulated other comprehensive income	(154.3)	45.7	(261.8)

Total share owner’s equity	2,097.6	2,040.1	1,623.5

Total liabilities and share owner’s equity	$10,086.0	$10,550.1	$11,334.0

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended Sept. 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Earnings from continuing operations	$260.3	$204.2
Non-cash charges (credits):
Depreciation	359.5	319.2
Amortization of intangibles and other deferred items	19.9	17.6
Amortization of finance fees	12.2	10.2
Deferred tax provision	16.2	6.1
Gain on the sale of certain real property	(28.1)	(20.6)
Mark to market effect of natural gas hedge contracts	(13.2)	(21.1)
Other	(27.8)	(44.5)
Change in non-current operating assets	1.8	(17.9)
Reduction of non-current liabilities	(64.7)	(12.2)
Change in components of working capital	(152.1)	91.0
Cash provided by continuing operating activities	384.0	532.0
Cash provided by discontinued operating activities		95.4
Total cash provided by operating activities	384.0	627.4
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(296.6)	(268.5)
Additions to property, plant, and equipment - discontinued		(25.1)
Acquisitions, net of cash acquired		(630.3)
Net cash proceeds from divestitures and asset sales	159.7	100.9
Cash utilized in investing activities	(136.9)	(823.0)
Cash flows from financing activities:
Additions to long-term debt	510.6	1,364.0
Repayments of long-term debt	(534.1)	(813.8)
Increase (decrease) in short-term loans	43.5	(11.3)
Net payments for debt-related hedging activity	(100.0)	(28.5)
Payment of finance fees	(1.0)	(20.1)
Net change in payable to parent	(112.4)	(36.4)
Distributions to parent	(129.7)	(151.9)
Cash provided by (used in) financing activities	(323.1)	302.0
Effect of exchange rate fluctuations on cash	(11.6)	(7.7)
Increase (decrease) in cash	(87.6)	98.7
Cash at beginning of period	277.9	163.4

Cash at end of period	$190.3	$262.1

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net income would have been as follows:

	Three months ended Sept. 30,
	2005	2004

Net income:
As reported	$119.6	$76.4
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1.8)	(1.2)
Pro forma	$117.8	$75.2

	Nine months ended Sept. 30,
	2005	2004

Net income:
As reported	$323.3	$213.8
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(4.8)	(4.1)
Pro forma	$318.5	$209.7

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected life of options	5 years	5 years
Expected stock price volatility	72.0%	74.0%
Risk-free interest rate	4.2%	2.7%
Expected dividend yield	0.0%	0.0%

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$75.9	$30.1	$3.9
Term Loans:
A1 Term Loan	223.9	315.0	380.0
B1 Term Loan	220.8	226.8	840.0
C Term Loan			395.0
C1 Term Loan	185.6	190.6	230.0
C2 Term Loan (€46.3 million at Sept. 30, 2005)	55.6	64.7	64.1
D Term Loan			240.0
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	438.4	444.1	440.5
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million at Sept. 30, 2005)	270.7	306.4
Senior Subordinated Notes:
10.25%, due 2009		17.4	181.6
9.25%, due 2009 (€0.4 million at Sept. 30, 2005)	0.5	0.6	206.6
Payable to OI Inc.	1,034.8	1,158.6	1,400.4
Other	163.2	117.0	105.1

Total long-term debt	5,144.4	5,346.3	6,562.2
Less amounts due within one year	15.0	174.3	413.9
Long-term debt	$5,129.4	$5,172.0	$6,148.3

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement.  On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the quarter.  At September 30, 2005, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008.

At September 30, 2005, the Company’s subsidiary borrowers had unused credit of $414.7 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2005 was 5.41%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian and European subsidiaries, as discussed in Note 11, the weighted average interest rate was 6.17%.

4.  Supplemental Cash Flow Information

	Nine months ended Sept. 30,
	2005	2004

Interest paid in cash	$299.2	$347.0

Income taxes paid in cash	92.3	67.2

5.  Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended September 30,
	2005	2004
Net earnings	$119.6	$76.4
Foreign currency translation adjustments	16.9	93.6
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	31.4	(6.9)
Total comprehensive income	$167.9	$163.1

	Nine months ended September 30,
	2005	2004
Net earnings	$323.3	$213.8
Foreign currency translation adjustments	(237.2)	(17.8)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	37.2	(0.9)
Total comprehensive income	$123.3	$195.1

6.  Inventories

Major classes of inventory are as follows:

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004

Finished goods	$849.9	$929.9	$866.6
Work in process	5.4	6.4	6.3
Raw materials	95.8	100.1	71.9
Operating supplies	69.5	81.3	79.3

	$1,020.6	$1,117.7	$1,024.1

7.  New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The provisions of FAS No. 123R are effective as of the beginning of the annual reporting period that begins after June 15, 2005, therefore, the Company will adopt FAS No. 123R effective as of January 1, 2006.  The Company has not yet determined the impact of adopting FAS No. 123R, however, based on initial calculations, the Company expects amounts will not differ materially from those disclosed in Note 2 above.

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

As of September 30, 2005, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 33,000 plaintiffs and claimants.  Based on an analysis of the claims and lawsuits pending as of December 31, 2004, approximately 94% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 5% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of September 30, 2005 there are approximately 20,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of September 30, 2005, has disposed of the asbestos claims of approximately 325,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $90 million at September 30, 2005 ($91 million at December 31, 2004) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

OI Inc. has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc.  OI Inc. expects that the total asbestos-related cash payments will be moderately lower in 2005 compared to 2004 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to OI Inc. and as the number of potential future claimants continues to decrease.  The material components of OI Inc.’s accrued liability are based on amounts estimated by OI Inc. in connection with its annual comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against OI Inc., (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel, (iii) the contingent liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

On November 15, 2004, a lawsuit was filed against the Company in the Delaware Court of Chancery by a shareholder, Joseph Sitorsky, pursuant to Section 220 of the Delaware General Corporation Law, captioned Sitorsky v. Owens-Illinois, Inc.  Mr. Sitorsky seeks an order compelling the Company to produce several categories of documents concerning advisory fees paid to KKR Associates, L.P., the acquisition of BSN Glasspack, N.A., the sale of the Company’s blow-molded plastic container operations, due diligence in connection with the Company’s contract with software vendor, Model N, an alleged affiliate of KKR Associates, L.P., and executive compensation.  The Company reached a settlement with Mr. Sitorsky involving production of a limited selection of documents subject to a confidentiality agreement and court orders and the matter has been dismissed.

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

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.  In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events.  The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

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

Segment Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.  The information below is presented on a continuing operations basis. See Note 17 for more information.

Financial information for continuing operations for the three month periods ended September 30, 2005 and 2004 regarding the Company’s product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2005	$1,604.3	$203.2	$1,807.5		$1,807.5
2004	1,544.0	173.8	1,717.8		1,717.8

Segment Operating Profit:
2005	$198.3	$33.1	$231.4	$(26.2)	$205.2
2004	210.8	29.5	240.3	(18.8)	221.5

Items excluded from Segment Operating Profit:
September 30, 2005:
Mark to market loss on natural gas hedge contracts	$(8.2)		$(8.2)		$(8.2)

September 30, 2004:
Mark to market gain on natural gas hedge contracts	11.3		11.3		11.3

The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended September 30, 2005 and 2004 is as follows:

	2005	2004

Segment Operating Profit for reportable segments	$231.4	$240.3
Items excluded from Segment Operating Profit	(8.2)	11.3
Eliminations and other retained items	(26.2)	(18.8)
Interest expense	(113.3)	(120.8)
Interest income	5.2	3.5

Total	$88.9	$115.5

Financial information for continuing operations for the nine month periods ended September 30, 2005 and 2004 regarding the Company’s product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2005	$4,708.6	$614.9	$5,323.5		$5,323.5
2004	3,826.1	576.6	4,402.7		4,402.7

Segment Operating Profit:
2005	$646.2	$97.8	$744.0	$(59.9)	$684.1
2004	564.8	95.3	660.1	(71.2)	588.9

Items excluded from Segment Operating Profit:
September 30, 2005:
Gain on sale of the Corsico, Italy glass container facility	$28.1		$28.1		$28.1
Mark to market gain on natural gas hedge contracts	13.2		13.2		13.2

September 30, 2004:
Gain on the sale of certain real property	20.6		20.6		20.6
Mark to market gain on natural gas hedge contracts	21.1		21.1		21.1

The reconciliation of Segment Operating Profit to earnings from continuing operations before income taxes and minority share owners’ interests in earnings of subsidiaries for the nine month periods ended September 30, 2005 and 2004 is as follows:

	2005	2004

Segment Operating Profit for reportable segments	$744.0	$660.1
Items excluded from Segment Operating Profit	41.3	41.7
Eliminations and other retained items	(59.9)	(71.2)
Interest expense	(348.4)	(324.4)
Interest income	12.9	10.2

Total	$389.9	$316.4

	Glass Containers	Plastics Packaging	Total Product Segments	Discontinued Operations	Eliminations and Other Retained	Consolidated Totals

Total assets:
September 30, 2005	$8,144.8	$756.4	$8,901.2		$1,184.8	$10,086.0
December 31, 2004	8,579.4	789.3	9,368.7		1,181.4	10,550.1
September 30, 2004	8,065.6	788.5	8,854.1	$1,213.7	1,102.6	11,170.4

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

11. Derivative Instruments

At September 30, 2005, the Company has the following derivative instruments related to its various hedging programs:

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

At the end of the third quarter of 2005, the Company’s subsidiary in Australia had an agreement that swaps a total of U.S. $175.0 million of borrowings into 251.8 million Australian dollars.  This derivative instrument swaps the principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate.  This agreement has a maturity date of March 2006.

The Company’s subsidiaries in Australia, Canada, the United Kingdom and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency.  These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value, and the Company accounts for them as fair value hedges.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.  For the three and nine months ended September 30, 2005, the amount not offset was immaterial.  The fair values are included with other long term liabilities on the balance sheet.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

In connection with debt refinancing in late December 2004, the Company’s subsidiary in France borrowed approximately €91 million from Owens-Brockway Glass Container (“OBGC”), a U.S. subsidiary of the Company, at a fixed interest rate through 2009.  In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, OBGC entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also converts the final principal payment in December 2009 from €91.0 million to approximately $120.7 million U.S. dollars.

The Company accounts for the above foreign currency exchange contract on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The fair value is included with other long term liabilities on the balance sheet.

The above foreign currency exchange contract is accounted for as a cash flow hedge at September 30, 2005.  Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions.  For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At September 30, 2005, the amount included in OCI related to this foreign currency exchange contract was $3.5 million.  The ineffectiveness related to this hedge for the three and nine months ended September 30, 2005 was not material.

The Company has also entered into a foreign currency exchange contract in Europe to swap €37.5 million into $47.3 million U.S. dollars related to anticipated fuel oil purchases for 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap will help mitigate the changes in the cash flows for fuel oil purchases that may result from fluctuations in exchange rates. The Company accounts for this transaction in the same manner as the intercompany loan hedge described above.  At September 30, 2005, the amount included in OCI related to this foreign currency exchange was $1.4 million.  There was no ineffectiveness related to this hedge for the three and nine months ended September 30, 2005.

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

The Company’s fixed-to-variable interest rate swaps are accounted for as fair value hedges.  Because the relevant terms of the swap agreements match the corresponding terms of the notes, there is no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term liability along with a corresponding net decrease in the carrying value of the hedged debt.  The fair values are included with other long term liabilities on the balance sheet.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below).  The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following selected information relates to fair value swaps at September 30, 2005 (based on a projected U.S. LIBOR rate of 4.552%):

	Amount Hedged	Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(5.2)
Senior Notes due 2008	250.0	7.35%	3.5%	(5.5)
Senior Debentures due 2010	250.0	7.50%	3.2%	(4.5)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(11.5)
Total	$1,050.0			$(26.7)

Natural Gas Hedges

The Company uses commodity futures contracts related to forecasted natural gas requirements.  The objective of these futures contracts is to limit the fluctuations in prices paid for natural gas and the potential volatility in cash flows from future market price movements.  The Company continually evaluates the natural gas market with respect to its future usage requirements.  The Company generally evaluates the natural gas market for the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements through the next twelve to eighteen months.  At September 30, 2005, the Company had entered into commodity futures contracts for approximately 79% (approximately 4,550,000 MM BTUs) of its expected North American natural gas usage for the fourth quarter of

2005, approximately 37% (approximately 8,640,000 MM BTUs) for the full year of 2006, and approximately 3% (approximately 720,000 MM BTUs) for the full year of 2007.

The Company accounts for the above futures contracts on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at September 30, 2005.  Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting anticipated cash flows of the hedged transactions.  For hedged forecasted transactions, hedge accounting will be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses will be recorded to earnings immediately.

At September 30, 2005, an unrecognized gain of $61.1 million ($39.7 million after tax), related to these commodity futures contracts, was included in OCI.  The ineffectiveness related to these natural gas hedges for the three months ended September 30, 2005 was not material.

During the fourth quarter of 2004, the Company determined that the natural gas hedge contracts described above did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings.  The total unrealized pretax gain (loss) recorded for the three and nine months ended September 30, 2005 was $(8.2) million ($4.9 million after tax) and $13.2 million ($8.1 million after tax), respectively. The total unrealized pretax gain recorded for the three and nine months ended September 30, 2004 was $11.3 million ($7.4 million after tax) and $21.1 million ($13.8 million after tax), respectively.  This change had no effect upon the Company’s cash flows.  During the first quarter of 2005, the Company completed the documentation and re-designation of its natural gas hedge contracts.  As of April 1, 2005, all futures contracts meet the qualifications for special hedge accounting and will be accounted for as described in the preceding paragraphs.

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

The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company’s workforce.  The Company reduced fixed manufacturing costs by approximately $12 million per year by closing this factory and moving the production to other locations.  The Company anticipates that it will pay out approximately $15 million in cash related to severance, benefits, lease commitments, plant clean-up, and other plant closing costs.  The Company expects that a substantial portion of these costs will be paid out by the end of 2005.

In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory.  This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand.  As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.

The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company’s workforce.  The Company reduced manufacturing costs by approximately $8.5 million per year by closing this factory and moving the production to other locations.  The Company anticipates that it will pay out approximately $8.0 million in cash related to severance, benefits, plant clean-up, and other plant closing costs.  The Company expects that the majority of these costs will be paid out by the end of 2005.

Selected information related to the above glass container factory closings is as follows:

	Hayward	Milton	Total
Restructuring accrual balance as of December 31, 2004	$12.0	$4.8	$16.8
Net cash paid	(0.6)	(0.7)	(1.3)
Other, principally translation	(0.2)	(0.1)	(0.3)
Remaining restructuring accruals related to plant closing charges as of March 31, 2005	11.2	4.0	15.2
Net cash paid	(0.5)	(0.1)	(0.6)
Remaining restructuring accruals related to plant closing charges as of June 30, 2005	10.7	3.9	14.6
Net cash paid	4.7		4.7
Other	(3.9)	0.1	(3.8)
Remaining restructuring accruals related to plant closing charges as of September 30, 2005	$11.5	$4.0	$15.5

13.  Pensions

The components of the net pension expense for the three months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Service cost	$13.0	$15.2
Interest cost	49.8	52.0
Expected asset return	(73.9)	(74.6)

Amortization:
Prior service cost (credit)		1.6
Loss	11.9	11.8
Net amortization	11.9	13.4
Net expense	$0.8	$6.0

Total for continuing operations		$5.2
Total for discontinued operations		0.8
		$6.0

The components of the net pension expense for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Service cost	$39.3	$42.4
Interest cost	150.7	144.7
Expected asset return	(222.9)	(214.8)

Amortization:
Prior service cost (credit)	(0.2)	4.7
Loss	35.9	29.4
Net amortization	35.7	34.1
Net expense	$2.8	$6.4

Total for continuing operations		$4.0
Total for discontinued operations		2.4
		$6.4

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $37.3 million to its pension plans in 2005.  As of September 30, 2005, $35.0 million of contributions have been made.  The Company presently does not expect its contributions for the full year of 2005 to be significantly different from the $37.3 million previously projected.

14.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Service cost	$1.1	$1.2
Interest cost	4.7	4.3

Amortization:
Prior service credit	(1.1)	(3.3)
Loss	1.4	1.1
Net amortization	0.3	(2.2)
Net postretirement benefit cost	$6.1	$3.3

Total for continuing operations		$2.9
Total for discontinued operations		0.4
		$3.3

The components of the net postretirement benefit cost for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Service cost	$3.4	$3.3
Interest cost	13.9	15.7

Amortization:
Prior service credit	(3.2)	(5.6)
Loss	4.2	3.5
Net amortization	1.0	(2.1)
Net postretirement benefit cost	$18.3	$16.9

Total for continuing operations		$15.0
Total for discontinued operations		1.9
		$16.9

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

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. The Company expects that approximately 50% of these payments will be made by the end of 2005 and most of the balance in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with third quarter activity translated from Euros into dollars at the September 30, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(16.8)
Other, principally translation	(1.3)
Remaining European restructuring accrual as of June 30, 2005	116.0
Net cash paid, principally severance and related benefits	(18.9)
Other, principally translation	0.6
Remaining European restructuring accrual as of September 30, 2005	$97.7

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

The assets above include $48.1 million of intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million (€110.9 million) for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

16.  Pro Forma Information – Acquisition of BSN Glasspack S.A.

Had the Acquisition described in Note 15 and the related financing occurred at the beginning of 2004, unaudited pro forma consolidated net sales and net earnings would have been as follows:

	Nine months ended September 30, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted

Net sales	$4,402.7	$752.5		$5,155.2

Net earnings from continuing operations	$204.2	$21.6	$(6.4)	$219.4

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the three and nine months ended September 30, 2004 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

	Three months	Nine months
	ended	ended
	Sept. 30,	Sept. 30,
	2004	2004
Revenues:

Net sales	$281.8	$858.6
Other revenue	2.1	7.6
	283.9	866.2
Costs and expenses:

Manufacturing, shipping and delivery	235.9	736.6
Research, development and engineering	5.6	15.7
Selling and administrative	8.4	21.8
Interest	17.1	44.1
Other	2.2	22.7
	269.2	840.9
Earnings before items below	14.7	25.3

Provision for income taxes	11.4	15.7

Net earnings from discontinued operations	$3.3	$9.6

The condensed consolidated balance sheet at September 30, 2004 included the following assets and liabilities related to the discontinued operations:

Balance at
Sept. 30,
2004
Assets:
Inventories	$139.4
Accounts receivable	131.9
Other current assets	9.5
Total current assets	280.8
Goodwill	149.0
Other long-term assets	72.4
Net property, plant and equipment	699.8
Total assets	$1,202.0

Liabilities:
Accounts payable and other current liabilities	$122.4
Other long-term liabilities	44.8
Total liabilities	$167.2

Discontinued operations of $63.0 million for the three and nine months ended September 30, 2005 includes $61.8 million for a third quarter benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.  The balance of $1.2 million relates to an adjustment of the 2004 gain on the sale of the blow-molded plastic container operations principally from finalizing certain tax allocations.

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

The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes.  The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services.  The total securitization program cannot exceed €210 million ($252.6 million at September 30, 2005).  At September 30, 2005, the Company had $226.3 million of receivables that were sold in this program.  For the three and nine months ended September 30, 2005, the Company received $326.7 million and $1,048.6 million from the sale of receivables to the fund and paid interest of approximately $2.0 million and $5.7 million, respectively, which is recorded as other expense in the income statement.

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

	September 30, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$146.1	$66.7	$780.2	$—	$993.0
Inventories		132.1	52.7	836.3	(0.5)	1,020.6
Other current assets		(0.5)	70.1	218.4	0.4	288.4

Total current assets	—	277.7	189.5	1,834.9	(0.1)	2,302.0

Investments in and advances to subsidiaries	3,147.6	3,897.5	(30.5)		(7,014.6)	—
Goodwill		562.1	223.4	2,111.6		2,897.1
Other non-current assets		218.8	1,074.1	410.7	(9.4)	1,694.2

Total other assets	3,147.6	4,678.4	1,267.0	2,522.3	(7,024.0)	4,591.3

Property, plant and equipment, net		697.0	323.8	2,171.9		3,192.7

Total assets	$3,147.6	$5,653.1	$1,780.3	$6,529.1	$(7,024.1)	$10,086.0

Current liabilities :
Accounts payable and accrued liabilities	$—	$259.1	$201.1	$937.7	$(14.8)	$1,383.1
Short-term loans and long-term debt due within one year				74.2		74.2
Total current liabilities	—	259.1	201.1	1,011.9	(14.8)	1,457.3

Long-term debt	1,050.0	3,463.4	10.8	605.2		5,129.4
Other non-current liabilities and minority interests		110.3	241.1	1,046.5	3.8	1,401.7
Investments by and advances from parent		1,820.3	1,327.3	3,865.5	(7,013.1)	—
Share owner’s equity	2,097.6					2,097.6

Total liabilities and share owner’s equity	$3,147.6	$5,653.1	$1,780.3	$6,529.1	$(7,024.1)	$10,086.0

	December 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$63.4	$55.9	$702.0	$—	$821.3
Inventories		152.2	64.4	901.7	(0.6)	1,117.7
Other current assets		(0.2)	86.3	316.0	0.2	402.3

Total current assets	—	215.4	206.6	1,919.7	(0.4)	2,341.3

Investments in and advances to subsidiaries	3,202.5	4,242.9	(59.3)		(7,386.1)	—
Goodwill		567.8	235.4	2,205.9		3,009.1
Other non-current assets		220.0	1,057.6	431.5	(7.1)	1,702.0

Total other assets	3,202.5	5,030.7	1,233.7	2,637.4	(7,393.2)	4,711.1

Property, plant and equipment, net		647.2	340.9	2,509.6		3,497.7

Total assets	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

Current liabilities :
Accounts payable and accrued liabilities	$—	$242.6	$274.8	$1,030.0	$(3.4)	$1,544.0
Short-term loans and long-term debt due within one year	112.4		0.1	80.0		192.5
Total current liabilities	112.4	242.6	274.9	1,110.0	(3.4)	1,736.5

Long-term debt	1,050.0	3,478.7	11.0	632.3		5,172.0
Other non-current liabilities and minority interests		83.5	381.3	1,131.9	4.8	1,601.5
Investments by and advances from parent		2,088.5	1,114.0	4,192.5	(7,395.0)	—
Share owner’s equity	2,040.1					2,040.1

Total liabilities and share owner’s equity	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

	September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$99.1	$44.2	$743.7	$—	$887.0
Inventories		150.2	51.2	823.9	(1.2)	1,024.1
Assets of discontinued operations			234.9	45.9		280.8
Other current assets		5.2	67.2	361.3	0.4	434.1

Total current assets	—	254.5	397.5	1,974.8	(0.8)	2,626.0

Investments in and advances to subsidiaries	3,023.5	3,546.0	(11.5)		(6,558.0)	—
Assets of discontinued operations			864.9	56.3		921.2
Goodwill		544.2	236.8	2,091.1		2,872.1
Other non-current assets		283.9	1,113.7	340.7	(4.5)	1,733.8

Total other assets	3,023.5	4,374.1	2,203.9	2,488.1	(6,562.5)	5,527.1

Property, plant and equipment, net		608.5	329.4	2,243.0		3,180.9

Total assets	$3,023.5	$5,237.1	$2,930.8	$6,705.9	$(6,563.3)	$11,334.0

Current liabilities :
Accounts payable and accrued liabilities	$—	$244.1	$218.8	$967.5	$(9.8)	$1,420.6
Liabilities of discontinued operations			95.5	26.9		122.4
Short-term loans and long-term debt due within one year	350.0		0.1	88.5		438.6
Total current liabilities	350.0	244.1	314.4	1,082.9	(9.8)	1,981.6

Long-term debt	1,050.0	3,991.0	0.5	1,106.8		6,148.3
Other non-current liabilities and minority interests		75.1	479.0	978.0	3.7	1,535.8
Liabilities of discontinued operations			40.3	4.5		44.8

Investments by and advances from parent		926.9	2,096.6	3,533.7	(6,557.2)	—
Share owner’s equity	1,623.5					1,623.5

Total liabilities and share owner’s equity	$3,023.5	$5,237.1	$2,930.8	$6,705.9	$(6,563.3)	$11,334.0

	Three months ended September 30, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$445.9	$176.9	$1,208.0	$(23.3)	$1,807.5
Interest			1.2	3.8	0.2	5.2
Equity earnings from subsidiaries	56.6	60.3	(1.1)		(115.8)	—
Other equity earnings		2.6	1.6	2.4		6.6
Other revenue		13.5	0.4	2.0	(9.7)	6.2
Total revenue	56.6	522.3	179.0	1,216.2	(148.6)	1,825.5

Manufacturing, shipping, and delivery		382.7	136.1	986.4	(31.7)	1,473.5
Research, engineering, selling, administrative, and other		26.7	32.7	90.4		149.8
Net intercompany interest	(20.6)	(8.9)	15.0	14.5		—
Other interest expense	20.6	73.4	0.7	18.6		113.3
Total costs and expense	—	473.9	184.5	1,109.9	(31.7)	1,736.6

Earnings from continuing operations before items below	56.6	48.4	(5.5)	106.3	(116.9)	88.9
Provision (credit) for income taxes		(2.4)	(10.1)	38.0	(2.8)	22.7
Minority share owners’ interests in earnings of subsidiaries				9.1	0.5	9.6
Earnings from continuing operations	56.6	50.8	4.6	59.2	(114.6)	56.6
Net earnings of discontinued operations	63.0		63.0		(63.0)	63.0
Net earnings	$119.6	$50.8	$67.6	$59.2	$(177.6)	$119.6

	Three months ended September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$423.4	$149.7	$1,161.5	$(16.8)	$1,717.8
Interest		—	0.3	3.2		3.5
Equity earnings from subsidiaries	73.1	60.5	(1.1)		(132.5)	—
Other equity earnings		2.2	3.0	2.3		7.5
Other revenue		18.8	20.1	3.6	(33.3)	9.2
Total revenue	73.1	504.9	172.0	1,170.6	(182.6)	1,738.0

Manufacturing, shipping, and delivery		328.7	114.1	961.3	(25.4)	1,378.7
Research, engineering, selling, administrative, and other		26.0	25.3	71.8	(0.1)	123.0
Net intercompany interest	(9.9)	(18.0)	20.7	7.2		—
Other interest expense	9.9	68.3	0.3	42.3		120.8
Total costs and expense	—	405.0	160.4	1,082.6	(25.5)	1,622.5

Earnings from continuing operations before items below	73.1	99.9	11.6	88.0	(157.1)	115.5
Provision (credit) for income taxes		28.6	(20.1)	26.1	(0.9)	33.7
Minority share owners’ interests in earnings of subsidiaries				7.8	0.9	8.7
Earnings from continuing operations	73.1	71.3	31.7	54.1	(157.1)	73.1
Net earnings of discontinued operations	3.3		(2.0)	5.3	(3.3)	3.3
Net earnings	$76.4	$71.3	$29.7	$59.4	$(160.4)	$76.4

	Nine months ended September 30, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,256.9	$529.1	$3,603.5	$(66.0)	$5,323.5
Interest			1.9	10.8	0.2	12.9
Equity earnings from subsidiaries	260.3	255.3	4.5		(520.1)	—
Other equity earnings		7.1	4.0	6.8		17.9
Other revenue		38.3	7.0	41.1	(34.0)	52.4
Total revenue	260.3	1,557.6	546.5	3,662.2	(619.9)	5,406.7

Manufacturing, shipping, and delivery		1,027.7	393.0	2,907.9	(91.7)	4,236.9
Research, engineering, selling, administrative, and other		73.8	101.1	256.6		431.5
Net intercompany interest	(64.4)	(21.2)	40.6	45.0		—
Other interest expense	64.4	211.8	1.8	70.4		348.4
Total costs and expense	—	1,292.1	536.5	3,279.9	(91.7)	5,016.8

Earnings from continuing operations before items below	260.3	265.5	10.0	382.3	(528.2)	389.9
Provision (credit) for income taxes		8.3	0.4	98.0	(2.1)	104.6
Minority share owners’ interests in earnings of subsidiaries				24.5	0.5	25.0
Earnings from continuing operations	260.3	257.2	9.6	259.8	(526.6)	260.3
Net earnings of discontinued operations	63.0		63.0		(63.0)	63.0
Net earnings	$323.3	$257.2	$72.6	$259.8	$(589.6)	$323.3

	Nine months ended September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,245.8	$458.0	$2,755.6	$(56.7)	$4,402.7
Interest		0.1	0.9	9.2		10.2
Equity earnings from subsidiaries	204.2	190.9	3.6		(398.7)	—
Other equity earnings		8.2	8.7	5.3		22.2
Other revenue		43.0	20.6	33.6	(47.4)	49.8
Total revenue	204.2	1,488.0	491.8	2,803.7	(502.8)	4,484.9

Manufacturing, shipping, and delivery		1,000.5	348.8	2,253.2	(80.3)	3,522.2
Research, engineering, selling, administrative, and other		70.8	96.9	154.3	(0.1)	321.9
Net intercompany interest	(38.1)	(34.2)	58.7	13.6		—
Other interest expense	38.1	186.9	1.4	98.0		324.4
Total costs and expense	—	1,224.0	505.8	2,519.1	(80.4)	4,168.5

Earnings from continuing operations before items below	204.2	264.0	(14.0)	284.6	(422.4)	316.4
Provision (credit) for income taxes		42.8	(32.3)	79.6	(0.1)	90.0
Minority share owners’ interests in earnings of subsidiaries				21.5	0.7	22.2
Earnings from continuing operations	204.2	221.2	18.3	183.5	(423.0)	204.2
Net earnings of discontinued operations	9.6		(1.4)	11.0	(9.6)	9.6
Net earnings	$213.8	$221.2	$16.9	$194.5	$(432.6)	$213.8

	Nine months ended September 30, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$9.4	$(65.1)	$394.3	$45.4	$384.0
Investing Activities:
Additions to property, plant, and equipment		(111.5)	(17.6)	(167.5)		(296.6)
Proceeds from sales		6.9	(38.9)	191.7		159.7
Cash provided by (used in) investing activities	—	(104.6)	(56.5)	24.2	—	(136.9)
Financing Activities:
Net distribution to OI Inc.	(242.1)					(242.1)
Change in intercompany transactions	242.1	58.7	107.9	(363.6)	(45.1)	—
Change in short term debt				43.5		43.5
Payments of long term debt		(343.6)	(0.3)	(190.2)		(534.1)
Borrowings of long term debt		381.1		129.5		510.6
Net payments for debt-related hedging activity				(100.0)		(100.0)
Payment of finance fees		(1.0)				(1.0)
Cash provided by (used in) financing activities	—	95.2	107.6	(480.8)	(45.1)	(323.1)
Effect of exchange rate change on cash				(11.6)		(11.6)
Net change in cash	—	—	(14.0)	(73.9)	0.3	(87.6)
Cash at beginning of period			32.2	245.7		277.9
Cash at end of period	$—	$—	$18.2	$171.8	$0.3	$190.3

	Nine months ended September 30, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows

Cash provided by operating activities	$—	$78.0	$121.7	$404.5	$23.2	$627.4

Investing Activities:
Additions to property, plant, and equipment - continuing operations		(70.2)	(14.7)	(183.6)		(268.5)
Additions to property, plant, and equipment - discontinued operations			(20.0)	(5.1)		(25.1)
Acquisitions, net of cash acquired				(630.3)		(630.3)
Proceeds from sales		2.4	1.5	97.0		100.9
Cash (used in) investing activities	—	(67.8)	(33.2)	(722.0)	—	(823.0)

Financing Activities:
Net distribution to OI Inc.	(188.3)					(188.3)
Change in intercompany transactions	188.3	(634.0)	(84.7)	554.3	(23.9)	—
Change in short term debt				(11.3)		(11.3)
Payments of long term debt		(72.2)	(0.2)	(741.4)		(813.8)
Borrowings of long term debt		707.2		656.8		1,364.0
Net payments for debt-related hedging activity				(28.5)		(28.5)
Payment of finance fees		(11.4)		(8.7)		(20.1)
Cash provided by (used in) financing activities	—	(10.4)	(84.9)	421.2	(23.9)	302.0
Effect of exchange rate change on cash				(7.7)		(7.7)
Net change in cash	—	(0.2)	3.6	96.0	(0.7)	98.7
Cash at beginning of period		0.2	6.8	155.7	0.7	163.4
Cash at end of period	$—	$0.0	$10.4	$251.7	$—	$262.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarter ended September 30, 2005 and 2004

Net sales of the Glass Containers segment were $60.3 million higher than the prior year principally resulting from increased shipments of beer and beverage containers and stronger currencies in South America and Asia Pacific.

Net sales of the Plastics Packaging segment were $29.4 million higher than the prior year.  The higher sales reflected improved sales volume and the pass-through effect of higher resin costs.

Segment Operating Profit of the Glass Containers segment was $12.5 million lower than the prior year.  The benefits of increased production and sales volume and European operational synergies were more than offset by higher energy costs and other inflationary cost increases.

Segment Operating Profit of the Plastics Products segment was $3.6 million higher than the prior year.  The increase resulted from the higher unit sales volumes and improved manufacturing performance and cost control.

Interest expense was $7.5 million lower than the prior year.  Lower average debt balances and lower interest on fixed rate debt was partially offset by higher interest rates on the Company’s variable rate debt.

Earnings from continuing operations in 2005 were $56.6 million down from $73.1 million from continuing operations in 2004.  Earnings in both periods included items that management considers not representative of continuing operations.  These items increased net earnings in 2005 by $0.4 million and increased net earnings in 2004 by $7.4 million.

Nine months ended September 30, 2005 and 2004

Net sales of the Glass Containers segment were $882.5 million higher than the prior year principally resulting from the BSN Acquisition and stronger currencies.

Net sales of the Plastics Packaging segment were $38.3 million higher than the prior year.  Higher sales from improved pricing, increased sales volume and pass-through of higher resin costs were partially offset by the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

Segment Operating Profit of the Glass Containers segment was $81.4 million higher than the prior year.  The BSN Acquisition accounted for most of the increase.  The benefits of stronger foreign currencies and higher selling prices were partially offset by inflationary cost increases.

Segment Operating Profit of the Plastics Products segment was $2.5 million higher than the prior year.  Increases from improved pricing, sales volume and product mix more than offset increased costs.

Interest expense was $24.0 million higher than the prior year.  The increase resulted from higher variable interest rates and higher debt from the BSN Acquisition, partially offset by lower debt levels in the third quarter of 2005.

Earnings from continuing operations in 2005 were $260.3 million up from $204.2 million from continuing operations in 2004.  Earnings in both periods included items that management considers not representative of continuing operations.  These items increased net earnings in 2005 by $41.5 million and increased net earnings in 2004 by $28.3 million.

Results of Operations – Third Quarter 2005 compared with Third Quarter 2004

Net Sales

The Company’s net sales by segment (dollars in millions) for the third quarter of 2005 and 2004 are presented in the following table.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004

Glass Containers	$1,604.3	$1,544.0
Plastics Packaging	203.2	173.8

Segment and consolidated net sales	$1,807.5	$1,717.8

Consolidated net sales for the third quarter of 2005 increased $89.7 million, or 5.2%, to $1,807.5 million from $1,717.8 million in the third quarter of 2004.

Net sales of the Glass Containers segment increased $60.3 million, or 3.9%, over the third quarter of 2004.  Contributing to the increase were increased shipments of beer and beverage containers throughout the Americas which more than offset reduced shipments of food containers in North America and an overall unfavorable change in product mix.  Also contributing to the increase were generally higher selling prices.  Favorable currency exchange rates accounted for about one-half of the increase.  Partially offsetting these increases was the absence of sales from the Castellar factory, sold in January 2005.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2004		$1,544.0
Net effect of volume, price and mix	$45.0
Effects of changing foreign currency rates	29.6
Divestiture of Castellar factory	(14.3)
Total net effect on sales		60.3
Net sales - 2005		$1,604.3

Net sales of the Plastics Packaging segment increased $29.4 million, or 16.9%, from the third quarter of 2004.  The higher sales reflected improved sales volume and the pass-through effect of higher resin costs.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2004		$173.8
Net effect of volume, price and mix	$20.5
Effect of increased resin cost pass-throughs	7.4
Effects of changing foreign currency rates	1.5
Total net effect on sales		29.4
Net sales - 2005		$203.2

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

	2005	2004

Glass Containers	$198.3	$210.8
Plastics Packaging	33.1	29.5
Eliminations and other retained items	(26.2)	(18.8)

Segment Operating Profit of the Glass Containers segment for the third quarter of 2005 decreased $12.5 million, or 6.0%, to $198.3 million, compared with Segment Operating Profit of $210.8 million in the third quarter of 2004.  Factors which increased operating profit were: (1) increased unit shipments of beer and beverage containers principally in the Americas; (2) improved productivity and cost reduction initiatives; (3) improved pricing; (4) European operational synergies; and (5) the non-recurrence of the acquisition step-up of BSN finished goods inventory.  Substantially offsetting those increases were: (1) inflationary cost increases including energy, raw material costs, and transportation; (2) operational inefficiencies; (3) unfavorable change in product mix; (4) costs of the European integration and new European Headquarters; (5) the absence of equity earnings from Consol Limited (divested in the fourth quarter of 2004); (6) the absence of operating profit from the Corsico and Castellar factories; and (7) reduced food container shipments in North America.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

Segment Operating Profit - 2004		$210.8
Net effect of volume, price, mix, and productivity	$11.6
Effects of changing foreign currency rates	2.9
Non-recurrence of BSN inventory step-up	26.4
Higher energy costs	(14.8)
Other inflationary cost increases	(12.0)
Effects of European integration and new European headquarter costs	(10.5)
Divestiture of Corsico and Castellar factories and Consol investment	(6.8)
Increased delivery and warehousing costs	(4.7)
Other	(4.6)
Total net effect on Segment Operating Profit		(12.5)
Segment Operating Profit -2005		$198.3

Segment Operating Profit of the Plastics Packaging segment for the third quarter of 2005 was $33.1 million compared with Segment Operating Profit of $29.5 million in the third quarter of 2004.  The increase resulted from the higher unit sales volumes and improved manufacturing performance and cost control.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

Segment Operating Profit - 2004		$29.5
Net effect of volume, price and mix	$6.0
Higher energy costs and other inflationary cost increases	(1.4)
Other	(1.0)
Total net effect on Segment Operating Profit		3.6
Segment Operating Profit -2005		$33.1

Eliminations and other retained items were $26.2 million for the third quarter of 2005 and $18.8 million for the third quarter of 2004.  The increase is due to mainly to higher retained costs for the divested blow molded plastic container business, the non-recurrence of an accrual adjustment made in 2004, and adjustments made to certain accruals in 2005.

Interest Expense

Interest expense decreased to $113.3 million in the third quarter of 2005 from $120.8 million in the third quarter of 2004.  The lower interest in the 2005 quarter is a result of lower average debt balances and lower interest on fixed rate debt partially offset by higher interest rates on the Company’s variable rate debt.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the third quarter of 2005 was $9.6 million compared to $8.7 million for the third quarter of 2004. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil.

Results of Operations – First nine months of 2005 compared with first nine months of 2004

Net Sales

The Company’s net sales by segment (dollars in millions) for the first nine months of 2005 and 2004 are presented in the following table.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  For further information, see Segment Information included in Note 9 to the Condensed Consolidated Financial Statements.

	2005	2004

Glass Containers	$4,708.6	$3,826.1
Plastics Packaging	614.9	576.6

Segment and consolidated net sales	$5,323.5	$4,402.7

Consolidated net sales for the first nine months of 2005 increased $920.8 million, or 20.9%, to $5,323.5 million from $4,402.7 million in the first nine months of 2004.

Net sales of the Glass Containers segment increased $882.5 million, or 23.1%, over the first nine months of 2004.  Contributing to the increase were the additional sales from the BSN Acquisition.  Increased shipments of containers for beer in South America and increased shipments of beverage containers throughout the Americas more than offset reduced shipments of food and beer containers in North America.  Improved pricing also had a favorable effect on net sales, more than offsetting an unfavorable change in product mix.  Favorable currency exchange rates accounted for about 12% of the increase.  Partially offsetting these increases was the absence of sales from the Castellar factory.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2004		$3,826.1
Net effect of the BSN Acquisition, volume, price, and mix	$790.8
Effects of changing foreign currency rates	106.0
Divestiture of Castellar factory	(14.3)
Total net effect on sales		882.5
Net sales - 2005		$4,708.6

Net sales of the Plastics Packaging segment increased $38.3 million, or 6.6%, from the first nine months of 2004.  The higher sales reflected improved pricing and sales volume in several product lines, the pass-through effect of higher resin costs, and favorable currency translation rates. Partially offsetting these increases was the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2004		$576.6
Effect of increased resin cost pass-throughs	$35.4
Net effect of volume, price and mix	32.3
Effects of changing foreign currency rates	3.5
Divestiture	(32.9)

Total net effect on sales		38.3
Net sales - 2005		$614.9

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

	2005	2004

Glass Containers	$646.2	$564.8
Plastics Packaging	97.8	95.3
Eliminations and other retained items	(59.9)	(71.2)

Segment Operating Profit of the Glass Containers segment for the first nine months of 2005 increased $81.4 million, or 14.4%, to $646.2 million, compared with Segment Operating Profit of $564.8 million in the first nine months of 2004.  Factors contributing to the increase were: (1) the additional operating profit from the BSN Acquisition; (2) increased unit shipments of beer containers principally in South America; (3) increased unit shipments of beverage containers principally in the Americas; (4) favorable exchange rates; (5) generally improved selling prices; (6) improved productivity; and (7) the non-recurrence of the acquisition step-up of BSN finished goods inventory.  Factors that partially offset the increase were: (1) inflationary cost increases including energy, raw material costs, and transportation; (2) operational inefficiencies; (3) costs of the European integration and new European Headquarters; (4) the absence of equity earnings from Consol Limited (divested in the fourth quarter of 2004); (5) the absence of operating profit from the Corsico and Castellar factories; and (6) reduced food and beer container shipments in North America.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

Segment Operating Profit - 2004		$564.8
Net effect of BSN acquisition and volume, price, mix, and productivity	$145.8
Non-recurrence of BSN inventory step-up	26.4
Effects of changing foreign currency rates	16.4
Higher energy costs	(44.4)
Other inflationary cost increases	(33.4)
Effects of European integration and new European headquarter costs	(10.5)
Divestiture of Corsico and Castellar factories and Consol investment	(11.0)
Increased delivery and warehousing costs	(4.7)
Other	(3.2)
Total net effect on Segment Operating Profit		81.4
Segment Operating Profit -2005		$646.2

Segment Operating Profit of the Plastics Packaging segment for the first nine months of 2005 increased $2.5 million, or 2.6%, to $97.8 million compared with Segment Operating Profit of $95.3 million in the first nine months of 2004.  The effects of improved pricing, product mix, and sales volume more than offset the effect of increases in manufacturing, shipping and delivery costs, and the absence of profits from the plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows:

Segment Operating Profit - 2004		$95.3
Net effect of volume, price and mix	$12.3
Divestiture	(4.1)
Increased delivery, warehousing and other inflationary cost increases	(3.6)
Higher energy costs	(1.1)
Other	(1.0)
Total net effect on Segment Operating Profit		2.5
Segment Operating Profit - 2005		$97.8

Eliminations and other retained items for the first nine months of 2005 were favorable by $11.3 million compared to the first nine months of 2004.  The first nine months of 2005 reflect a favorable adjustment of approximately $10.0 million to the Company’s accruals for self-insured risks, partially offset by higher retained costs for the divested blow molded plastic container business and adjustments made to certain accruals.  The first nine months of 2004 included self-insured property and casualty losses that did not recur in 2005.

Interest Expense

Interest expense increased to $348.4 million in the first nine months of 2005 from $324.4 million in the first nine months of 2004.  The increase is a result of higher interest rates on the Company’s variable rate debt and additional interest as a result of higher debt related to the BSN Acquisition.  Partially offsetting this increase is reduced interest expense resulting from lower average debt balances in the third quarter of 2005 and lower interest rates on fixed rate debt.

Provision for Income Taxes

Excluding the effects of separately taxed items in both periods, the Company’s effective tax rate for the first nine months of 2005 was 30.0% compared with 27.9% in the first nine months of 2004 and 26.9% for the full year 2004.  The higher 2005 effective rate is principally due to a change in the mix of earnings toward higher tax international jurisdictions, the recent tax legislation in Ohio and recognition of other discrete changes in deferred taxes during the first nine months of 2005.  The Company expects its full year 2005 effective tax rate, exclusive of separately taxed items and discrete adjustments, to be approximately 30%.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first nine months of 2005 was $25.0 million compared to $22.2 million for the first nine months of 2004. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil.

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

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. The Company expects that approximately 50% of these payments will be made by the end of 2005 and most of the balance in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with third quarter activity translated from Euros into dollars at the September 30, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1

Net cash paid, principally severance and related benefits	(16.8)

Other, principally translation	(1.3)

Remaining European restructuring accrual as of June 30, 2005	116.0

Net cash paid, principally severance and related benefits	(18.9)

Other, principally translation	0.6

Remaining European restructuring accrual as of September 30, 2005	$97.7

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

The assets above include $48.1 million of intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million (€110.9 million) for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for the three and nine months ended September 30, 2004 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

	Three months ended Sept. 30, 2004	Nine months ended Sept. 30, 2004
Revenues:

Net sales	$281.8	$858.6
Other revenue	2.1	7.6
	283.9	866.2
Costs and expenses:

Manufacturing, shipping and delivery	235.9	736.6
Research, development and engineering	5.6	15.7
Selling and administrative	8.4	21.8
Interest	17.1	44.1
Other	2.2	22.7
	269.2	840.9
Earnings before items below	14.7	25.3
Provision for income taxes	11.4	15.7
Net earnings from discontinued operations	$3.3	$9.6

The condensed consolidated balance sheet at September 30, 2004 included the following assets and liabilities related to the discontinued operations:

Balance at Sept. 30, 2004
Assets:
Inventories	$139.4
Accounts receivable	131.9
Other current assets	9.5
Total current assets	280.8
Goodwill	149.0
Other long-term assets	72.4
Net property, plant and equipment	699.8
Total assets	$1,202.0

Liabilities:
Accounts payable and other current liabilities	$122.4
Other long-term liabilities	44.8
Total liabilities	$167.2

Discontinued operations of $63.0 million for the three and nine months ended September 30, 2005 includes $61.8 million for a third quarter benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.  The balance of $1.2 million relates to an adjustment of the 2004 gain on the sale of the blow-molded plastic container operations principally from finalizing certain tax allocations.

Capital Resources and Liquidity

The Company’s total debt at September 30, 2005 was $5.20 billion, compared to $5.36 billion at December 31, 2004 and $6.59 billion at September 30, 2004.

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous agreement.  On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the quarter.  At September 30, 2005, the Third Amended and Restated Secured Credit Agreement includes a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also includes a $220.8 million B1 term loan, and $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008.  The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

At September 30, 2005, the Company’s subsidiary borrowers had unused credit of $414.7 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2005 was 5.41%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian and European subsidiaries, as discussed in Note 11, the weighted average interest rate was 6.17%.

Cash provided by continuing operating activities in the first nine months of 2005 was $384.0 million compared to $532.0 million in the prior year.  Working capital increases required significantly more cash in 2005 as a result of the additional BSN operations.  Higher payments of accrued liabilities and accounts payable, including approximately $35.7 million for European restructuring activities, also required more cash in 2005 than in 2004.  In addition, cash flows in the first nine months of 2004 benefited from the initial effects of the Company’s program to improve working capital management.

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

Capital spending for property, plant and equipment from continuing operating activities was $296.6 million compared to $268.5 million in the prior year.  The 2005 amount included spending in the acquired BSN operations for the full nine months compared to the 2004 amount which included only the period from June 21 through September 30, 2004.  Capital spending for the new Windsor, Colo., glass container plant was approximately $12 million higher in 2005 compared to 2004.

During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million.  These notes, along with other Senior Secured and Senior Notes that were issued during the past three years, were part of the Company’s plan to improve financial flexibility by issuing long-term fixed rate debt, as well as refinance existing fixed rate debt that was nearing maturity.  While this strategy extended the maturity of the Company’s debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.  The Company does not intend to continue to refinance variable rate debt with new fixed rate issuances.  The Company intends to utilize a combination of long-term fixed rate debt and shorter-term variable rate borrowings in order to repay existing fixed rate debt that is nearing maturity.

OI Inc. has substantial obligations related to semiannual interest payments on $1.2 billion of outstanding public debt securities.  In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 shares of its $2.375 convertible preferred stock.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments for the nine months ended September 30, 2005 were $135.2 million, down from $150.3 million for the first nine months of 2004.  OI Inc. expects that its total asbestos-related payments in 2005 will be moderately lower than 2004.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

The transfer of the receivables to the fund is deemed to be a sale for U.S. GAAP purposes.  The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services.  The total securitization program cannot exceed €210 million ($252.6 million at September 30, 2005).  At September 30, 2005, the Company had $226.3 million of receivables that were sold in this program.  For the three and nine months ended September 30, 2005, the Company received $326.7 million and $1,048.6 million from the sale of receivables to the fund and paid interest of approximately $2.0 million and $5.7 million, respectively, which is recorded as other expense in the income statement.

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

Pension Benefit Plans

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2004, the weighted average discount rate for all plans was 5.5%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns were negative for each of the years 2000-2002 while the return was over 20% for 2003 and exceeded 18% in 2004.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2005, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.4% compared to 8.7% for the year ended December 31, 2004.  The Company recorded pension expense from continuing operations totaling approximately $2.8 million and $4.0 million for the first nine months of 2005 and 2004, respectively, from its principal defined benefit pension plans.  The reduction in net pension expense resulted from changes in the U.S. salary plan, partially offset by lower discount rates, lower return rates and higher amortization.  Depending on international exchange rates, the Company expects to record approximately $3.2 million of pension expense for the full year of 2005, compared with expense of $6.3 million for continuing operations ($8.7 million total, including discontinued operations) in 2004.

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

The Company is unable to predict discount rates or asset values at the next measurement date of December 31, 2005.  However, if asset values and discount rates remain at current levels, the ABO of the U.S. salary plan may exceed the plan’s assets at the measurement date.  In that event, the plan’s prepaid asset would be written off resulting in a pre-tax charge to OCI in the range of $350 million to $400 million.

Even if the fair values of the U.S. plans’ assets are less than ABO at December 31, 2005, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The covenants under the Company’s Third Amended and Restated Secured Credit Agreement would not be affected by a reduction in the Company’s net worth if a significant non-cash charge was taken to write off the prepaid pension assets.

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

The Company is in the process of performing its annual impairment testing as of October 1, 2005.  While a number of projections and variables have not yet been determined, the Company believes that it is reasonably possible that the goodwill of the Asia Pacific Glass reporting unit may be impaired.  If the results of this annual impairment testing confirm that a write down of goodwill is necessary, then the Company will record an appropriate non-cash charge in the fourth quarter of 2005. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2005 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

OWENS-ILLINOIS GROUP, INC.

Date	November 9, 2005	By	/s/ Edward C. White
Edward C. White
President and Chief Financial Officer
(Principal Financial Officer)

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