Form 10-K
period 2005-12-31
OWENS ILLINOIS GROUP INC
filed 2006-03-16
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-13061

OWENS-ILLINOIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1559348
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One SeaGate, Toledo, Ohio	43666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (419) 247-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2006 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of  Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 3, 2006 (“Proxy Statement”) are incorporated by reference into Part III hereof.

The registrant, along with most of its direct and indirect wholly-owned subsidiaries, has guaranteed certain registered debt securities issued by one of its indirect wholly-owned subsidiaries, Owens-Brockway Glass Container Inc. (the “issuer”).  The consolidating condensed financial statements of the registrant depicting separately the registrant, the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries are presented in the notes to the registrant’s consolidated financial statements.

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with a partially reduced disclosure format which omits the information otherwise required by Item 4, 11, 12 and 13 as permitted under General Instructions I (2)(c) of Form 10-K.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS

PART II
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

EXHIBITS

PART I

ITEM 1.  BUSINESS

General Development of Business

Owens-Illinois Group, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903.  The Company is one of the world’s leading manufacturers of packaging products based on sales revenue and is the largest manufacturer of glass containers in the world, with leading positions in Europe, North America, Asia Pacific and South America.  The Company is also a leading manufacturer of healthcare packaging including plastic prescription containers and medical devices, and plastic closure systems including tamper-evident caps and child-resistant closures, with operations in the United States, Mexico, Puerto Rico, Brazil, Hungary and Singapore.

Strategy and Competitive Strengths

The Company is pursuing a strategy aimed at leveraging its global capabilities, broadening its market base and focusing on modern management technologies and fundamentals including incentive compensation linked to cash flows and fact-based, data-driven decision making.

The Company’s current priorities include the following:

•                  Achieve successful European integration

•                  Implement global procurement initiatives

•                  Build modest growth momentum

•                  Improve liquidity and reduce leverage

•                  Improve system cost and capital capabilities

•                  Increase prices near term to offset inflationary pressures

The Company’s current core competitive strengths are:

•                  Global leadership in manufacturing glass containers

•                  Technological leadership and worldwide licensee network—glass and plastic closures

•                  Long-standing relationships with industry-leading consumer products companies

•                  Low-cost production of glass containers

•                  Leading healthcare packaging businesses

•                  New leadership team with turnaround and transformation agenda

•                  Experienced and motivated management team and work force

Consistent with its vision to become the world’s leading packaging company, the Company has acquired 17 glass container businesses in 22 countries since 1990, including businesses in Europe, North America, Asia Pacific and South America.  These acquisitions include the purchase of BSN Glasspack, S.A. on June 21, 2004 for a total consideration of approximately $1.3 billion (the “BSN Acquisition”).  In the

BSN Acquisition the Company acquired 19 manufacturing plants in France, Germany, the Netherlands and Spain.  Through these acquisitions, the Company has enhanced its global presence in order to better serve the needs of its multi-national customers. Through global leveraging, we have also achieved purchasing and cost reduction synergies.

The Company has 84 glass manufacturing plants in 20 countries and 22 plastics packaging facilities, 13 of which are in the United States.

Technology Leader

The Company believes it is a technological leader in the worldwide glass container and plastics packaging segments of the rigid packaging market in which it competes.  During the five years ended December 31, 2005, on a continuing operations basis, the Company invested more than $1.7 billion in capital expenditures (excluding acquisitions) and more than $281 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

Worldwide Corporate Headquarters

The principal executive office of the Company is located at One SeaGate, Toledo, Ohio 43666; the telephone number is (419) 247-5000.  The Company is a wholly owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  OI Inc.’s website is www.o-i.com and its SEC filings can be obtained from this site at no cost.  Copies of the Company’s SEC filings may be obtained free of charge by writing to the Company, Attention: Investor Relations.

Financial Information about Product Segments

Information as to sales, earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment Operating Profit”), and total assets by product segment is included in Note 18 to the Consolidated Financial Statements.

Narrative Description of Business

The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging.  Below is a description of these segments and information to the extent material to understanding the Company’s business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

The Company is the largest manufacturer of glass containers in the world.  The Company is the leading glass container manufacturer in 19 of the 22 countries where it competes in the glass container segment of the rigid packaging market, including the U.S., and the sole manufacturer of glass containers in 8 of these countries. On a continuing operations basis, worldwide glass container sales represented 89%, 88%, and 84%, of the Company’s consolidated net sales for the years ended December 31, 2005, 2004, and 2003, respectively.

Products and Services

The Company produces glass containers for beer and ready-to-drink low alcohol refreshers, spirits, wine, food, tea, juice and pharmaceuticals.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S.  The Company manufactures these products in a wide range of sizes, shapes and colors. The Company is active in new product development and glass container innovation.

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world.  In the U.S., the majority of customers for glass containers are brewers, wine vintners, distillers and food producers.  The Company also produces glass containers for soft drinks, principally outside the U.S.  The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch, Diageo, H.J. Heinz, Molson/Coors, Novartis, Pepsico, SABMiller, and Saxco-Demptos, Inc.  The largest glass container customers outside the U.S. include (in alphabetical order) Diageo, Foster’s, Heineken, InBev, Scottish & Newcastle, Lion Nathan, Molson/Coors and SABMiller.  The Company is the major glass container supplier to some of these customers.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  The Company also sells some of its products through distributors. Glass containers are typically scheduled for production in order to maintain reasonable inventories in relation to customers’ forecasts of their quarterly requirements.

Markets and Competitive Conditions

The principal markets for glass container products made by the Company are in Europe, North America, Asia Pacific, and South America.  The Company believes it is the low-cost producer in the glass container segment of the rigid packaging market in most of the countries in which it competes.  Much of this cost advantage is due to proprietary equipment and process technology used by the Company.  The Company’s machine development activities and systematic upgrading of production equipment in the 1990’s and early 2000’s have given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on sales revenue by domestic producers in the U.S.  The principal glass container competitors in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.  In addition, imports from Mexico and other countries increasingly compete in U.S. glass container segments.  Additionally, a few major consumer packaged goods companies also self-manufacture glass containers.

In supplying glass containers outside of the U.S., the Company competes directly with Compagnie de Saint-Gobain in Europe and Brazil, Ardagh plc in the U.K., Vetropak in the Czech Republic and Amcor Limited in Australia.  In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Compagnie de Saint-Gobain, Vetropak and Rexam plc.  Except as mentioned above, the Company does not compete with any large, multi-national glass container manufacturers in South America or the Asia Pacific region.

In addition to competing with other large, well-established manufacturers in the glass container segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price and service.  The principal competitors producing metal containers are Amcor, Crown Cork & Seal Company, Inc., Rexam plc, Ball Corporation and Silgan Holdings Inc.  The principal competitors producing plastic containers are Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons.

The Company’s unit shipments of glass containers in countries outside of the U.S. have grown substantially from levels of the early 1990’s.  The Company has added to its international operations by acquiring glass container companies, many of which have leading positions in growing or established markets, increasing capacity at select foreign subsidiaries, and maintaining the global network of glass container companies that license its technology.  In many developing countries, the Company’s international glass operations have benefited in the last ten years from increased consumer spending power, a trend toward the privatization of industry, a favorable climate for foreign investment, lowering of trade barriers and global expansion programs by multi-national consumer companies.

North America.  In addition to the glass container operations in the U.S., the Company’s subsidiary in Canada is the sole manufacturer of glass containers in that country.

South America.  The Company is the sole manufacturer of glass containers in Colombia, Ecuador and Peru.  In both Brazil and Venezuela, the Company is the leading manufacturer of glass containers.  In South America, there is a large infrastructure for returnable/refillable glass containers.  However, with improving economic conditions in South America after the recessions of the late 1990’s, unit sales of non-returnable glass containers have grown in Venezuela, Colombia and Brazil.

Europe.  The Company’s European glass container business, headquartered in Switzerland, has consolidated manufacturing operations in 11 countries and is the largest in Europe.  The Company’s subsidiary in France is a leading producer of wine and champagne bottles and is the sole supplier of glass containers to Scottish & Newcastle, France’s leading brewer.  In Italy, the Company’s wholly-owned subsidiary is the leading manufacturer of glass containers and operates 13 glass container plants.  In Germany, the Company’s key customers include Scottish & Newcastle and Nestle Europe.  In the Netherlands, the Company is one of the leading suppliers of glass containers to Heineken.  The Company’s subsidiary in the U.K. is a leading manufacturer of glass containers for the U.K. spirits business.  In Spain, the Company serves the market for olives in the Sevilla area and the market for wine bottles in the Barcelona and southern France area.  In Poland, the Company is the leading glass container manufacturer and currently operates two plants.  The Company’s subsidiary in the Czech Republic is the leading glass container manufacturer in that country and also ships a portion of its beer bottle production to Germany.  In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry.  In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers.  The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic.  Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this growing demand.  In October 2005 the Company entered a joint venture with the Ost Group, one of Russia’s largest spirits producers, by purchasing a minority interest in Ost Tara, which is a glass manufacturing facility near Moscow.

Asia Pacific.  The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China.  In the Asia Pacific region, the Company is the leading manufacturer of glass containers in most of the countries in which it competes.  In Australia, the Company’s subsidiary operates four glass container plants, including a plant focused on serving the needs of the growing

Australian wine industry.  In New Zealand, the Company is the sole glass container manufacturer.  In Indonesia, the Company supplies the Indonesian market and exports glass containers for food and pharmaceutical products to Australian customers.  In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors.  The Company has three modern glass container plants in China manufacturing high-quality beer bottles to serve Foster’s as well as Anheuser-Busch, which is now producing Budweiser® in and for the Chinese market. In December 2005, the Company acquired the business and assets of Tianjin New World Glass Containers Co. Ltd., of the People’s Republic of China, for approximately $9 million USD.  The acquisition will be operated as a joint venture in which the Company holds a 95 % equity interest. The business produces containers for the beer and wine industries in northeast China.

The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities.  The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to its leadership in glass technology and its status as a high quality producer in most of the markets it serves.

Manufacturing

The Company believes it is the low-cost producer in the glass container segment of the North American rigid packaging market, as well as the low-cost producer in most of the international glass segments in which it competes.  Much of this cost advantage is due to the Company’s proprietary equipment and process technology.  The Company believes its proprietary high volume glass forming machines, developed and refined by its engineering group, are significantly more efficient and productive than those used by competitors.  The Company’s machine development activities and systematic upgrading of production equipment has given it low-cost leadership in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

Since the early 1990’s, the Company has more than doubled its overall glass container labor and machine productivity in the U.S., as measured by output produced per man-hour.  By applying its technology and worldwide “best practices” during this period, the Company decreased the number of production employees required per glass-forming machine line in the U.S. by over 35%, and increased the daily output of glass-forming machines by approximately 40%. The Company has achieved similar productivity improvements in its operations around the world. The Company also operates several machine and mold shops that manufacture high-productivity glass-forming machines, molds and related equipment.

Methods of Distribution

Due to the significance of transportation costs and the importance of timely delivery, glass container manufacturing facilities are generally located close to customers.  In the U.S., most of the Company’s glass container products are shipped by common carrier to customers within a 250-mile radius of a given production site.  In addition, the Company’s glass container operations outside the U.S. export some products to customers beyond their national boundaries, which may include transportation by rail and ocean delivery in combination with common carriers.

Suppliers and Raw Materials

The primary raw materials used in the Company’s glass container operations are sand, soda ash, limestone and recycled glass.  Each of these materials, as well as the other raw materials used to manufacture glass containers, has historically been available in adequate supply from multiple sources.

For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays.

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil, and electrical power.  Adequate supplies of energy are generally available to the Company at all of its manufacturing locations.  Energy costs typically account for 15-20% of the Company’s total manufacturing costs, depending on the factory location and its particular energy requirements.  The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas in particularly volatile markets such as North America.  In order to limit the effects of fluctuations in market prices for natural gas and fuel oil, the Company uses commodity futures contracts related to its forecasted requirements, principally in North America and Europe.  The objective of these futures contracts is to reduce the potential volatility in cash flows due to changing market prices.  The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts.  If energy costs increase substantially in the future, the Company could experience a corresponding increase in operating costs, which may not be fully recoverable through increased selling prices.

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

PLASTICS PACKAGING PRODUCT SEGMENT

The Company is a leading manufacturer in North America of plastic packaging including healthcare containers, prescription containers, and closures. The Company also has plastics packaging operations in South America, Europe, Singapore, and Australia.  On a continuing operations basis, plastics packaging sales represented 11%, 12% and 16% of the Company’s consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Manufacturing and Products

The exact type of manufacturing process the Company uses is dependent on the plastic product type and package requirements. Injection blow-molding and injection molding are plastics manufacturing processes where plastic resin in the form of pellets or powder is melted and then injected or otherwise forced under pressure into a mold.  The mold is then cooled and the product is removed from the mold.

The Company’s healthcare container unit manufactures injection blow molded plastic containers for pharmaceutical manufacturers and over-the-counter products.  These products are sold primarily to pharmaceutical manufacturers and over-the-counter producers.

The prescription products unit manufactures injection-molded plastic prescription containers.  These products are sold primarily to drug wholesalers and major drug chains.  Containers for prescriptions include vials, ovals, closures, ointment jars, dropper bottles and automation friendly prescription containers.

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

Customers

The Company’s largest customers for plastic healthcare containers include (in alphabetical order) Alcon, Bausch & Lomb, Bristol Myers Squib, Hospira, McNeil, and Pfizer.   The Company’s largest customers for prescription containers include (in alphabetical order) Albertsons, Kroger, McKesson, Medco Health Solutions, Rite-Aid and Walgreen.   The Company’s largest customers for plastic closures include (in alphabetical order) Coca-Cola Enterprises, Cott Beverages, Nestle USA., Pepsico and Proctor & Gamble.

The Company sells most plastic healthcare containers, prescription containers and closures directly to customers under annual or multi-year supply agreements.  These supply agreements typically allow a pass-through of resin price increases and decreases, except for the prescription containers business.  The Company also sells some of its products through distributors.

Markets and Competitive Conditions

Major markets for the Company’s plastics packaging include consumer products and healthcare products.

The Company competes with other manufacturers in the plastics packaging segment on the basis of quality, price, service and product design.  The principal competitors producing plastics packaging are Amcor, Consolidated Container Holdings, LLC, Berry Plastics, Plastipak Packaging, Inc., and Silgan Holdings Inc.  The Company emphasizes proprietary technology and products, new package development and packaging innovation.  The plastic closures segment is divided into various categories in which several suppliers compete for business on the basis of quality, price, service and product design. The principal competitors producing plastic closures are Alcoa, Aptar, Berry Plastics and Rexam.

In addition to competing with other established manufacturers in the plastics packaging segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and glass containers, on the basis of quality, price, and service.  The principal competitors producing metal containers are Crown Holdings, Inc., Rexam plc, Ball Corporation and Silgan Holdings Inc.  The principal competitors producing glass containers in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexibles for food and beverages and blister packs, in serving the packaging needs of healthcare customers.

Methods of Distribution

In the U.S., most of the Company’s plastic containers, plastic closures and plastic prescription containers are shipped by common carrier.  In addition, the Company’s plastics packaging operations outside the U.S. export some products to customers beyond their national boundaries, which may include transportation by rail and ocean delivery in combination with common carriers.

Suppliers and Raw Materials

The Company manufactures plastic healthcare containers, closures and prescription containers using HDPE, polypropylene, PET and various other plastic resins.  The Company also purchases large quantities of batch colorants, corrugated materials and labels.  In general, these raw materials are available in adequate supply from multiple sources.  However, for certain raw materials, there may be temporary shortages due to market conditions and other factors.

Worldwide suppliers of plastic resins used in the production of plastics packaging include Chevron Phillips, ExxonMobil, and Total Petrochemicals.  Historically, prices for plastic resins have been subject to dramatic fluctuations.  However, resin cost pass-through provisions are typical in the Company’s supply contracts with its plastics packaging customers.

With the exception of PolyOne, Ampacet and Clariant, each of which does business worldwide, most suppliers of batch colorants are regional in scope.  Historically, prices for these raw materials have been subject to dramatic fluctuations.  However, cost recovery for batch colorants is included in resin pass-through provisions which are typical of the Company’s supply contracts with its plastics packaging customers.

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

ADDITIONAL INFORMATION

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to 22 companies in 20 countries. In plastics packaging, the Company has such agreements with 12 companies in 9 countries.  These agreements cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration.  The worldwide licensee network provides a stream of revenue to support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply “best practices” developed by its worldwide licensee network.  In the years 2005, 2004 and 2003, the Company earned $16.9 million, $21.1 million and $17.5 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development, and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development, and engineering expenditures were $65.4 million, $59.0 million, and $64.6 million for 2005, 2004, and 2003, respectively.

The Company’s research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation of manufacturing activities.

Environmental and Other Governmental Regulation

The Company’s worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety.  Capital expenditures for property, plant and equipment for environmental control activities were not material during 2005.

In the U.S., Canada, Europe and elsewhere, a number of government authorities have adopted or are considering legal requirements that would mandate certain rates of recycling, the use of recycled materials, or limitations on or preferences for certain types of packaging.  The Company believes that governments worldwide will continue to develop and enact legal requirements seeking to, or having the effect of, guiding  customer and end-consumer packaging choices.

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws. As of January 1, 2006, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 4 and 15 cents, USD, depending on the size of the container. In Canada, there are 8 provinces with consumer deposits between 5 and 20 cents Canadian, depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Finland, Germany, the Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

A number of U.S. states and Canadian provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit return, and on-premise recycling.   Although there is no clear trend in the direction of these state and provincial laws and regulations, the Company believes that U.S. states and Canadian provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws which will affect supplies of post-consumer glass cullet.    As a large user of post-consumer cullet for bottle to bottle production, O-I has an interest in laws and regulations impacting supplies of such material in its markets.

The European Union Emissions Trading Scheme (“EUETS”) commenced January 1, 2005.  The EU has committed to Kyoto Protocol emissions reduction targets and the EUETS is intended to facilitate such reduction.  The Company’s manufacturing installations which operate in EU countries will need to restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators.   If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits, while if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market.  The Company is now engaged in independent verification of its 2005 year end position, comparing actual emissions against allowances, and has until the end of April 2006 to balance its position.  The Company will comply with this scheme while continuing to monitor its operations in relation to environmental impacts and considering investments in environmentally friendly and emissions reduction projects. No material effect is anticipated as a result of the EUETS.

The Company is unable to predict what environmental legal requirements may be adopted in the future.  The Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse affect on the Company’s results of operations.  The compliance costs associated with environmental legal requirements may continue to result in future additional costs to operations.

Intellectual Property Rights

The Company has a large number of patents which relate to a wide variety of products and processes, has a substantial number of patent applications pending, and is licensed under several patents of others.  While in the aggregate the Company’s patents are of material importance to its businesses, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its businesses as a whole.

The Company has a number of intellectual property rights, comprised of both patented and proprietary technology, that make the Company’s glass forming machines more efficient and productive than those used by our competitors.  In addition, the efficiency of the Company’s glass forming machines is enhanced by the Company’s overall approach to cost efficient manufacturing technology, which extends from batch house to warehouse.  This technology is proprietary to the Company through a combination of issued patents, pending applications, copyrights, trade secret and proprietary know-how.

Upstream of the glass forming machines, there is technology to deliver molten glass to the forming machine at high rates of flow and fully conditioned to be homogeneous in consistency, viscosity and temperature for efficient forming into glass containers.  The Company has proprietary know-how in (a) the batch house, where raw materials are stored, measured and mixed, (b) the furnace control system and furnace combustion, and (c) the forehearth and feeding system to deliver such homogeneous glass to the forming machines.

In the Company’s glass container manufacturing processes, computer control and electro-mechanical mechanisms are commonly used for a wide variety of applications in the forming machines and auxiliary processes. Various patents held by the Company are directed to the electro-mechanical mechanisms and related technologies used to control sections of the machines.  Additional U.S. patents held by the Company and various pending applications are directed to the technology used by the Company for the systems that control the operation of the forming machines and many of the component mechanisms that are embodied in the machine systems.

Downstream of the glass forming machines, there is patented and unpatented technology for ware handling, annealing, coating and inspection, which further enhance the overall efficiency of the manufacturing process.

While the above patents and intellectual property rights are representative of the technology used in the Company’s glass manufacturing operations, there are numerous other pending patent applications, trade secrets and other proprietary know-how and technology, as supplemented by administrative and operational best practices, which contribute to the Company’s competitive advantage.  As noted above, however, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any segment or its businesses as a whole.

Seasonality

Sales of particular glass container and plastics packaging products such as beer, food and beverage containers and closures for beverages are seasonal.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in South America and the Asia Pacific region are typically greater in the first and fourth quarters of the year.

Employees

The Company’s worldwide operations employed approximately 28,200 persons as of December 31, 2005.  Approximately 66% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2005, covered approximately 72% of the Company’s union-affiliated employees in North America., will expire on March 31, 2008.  In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s product and geographic segments is included in Note 18 to the Consolidated Financial Statements.

ITEM 1A.               RISK FACTORS

Substantial Leverage – The Company’s substantial indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2005, the Company had $5.3 billion of total debt outstanding.  The Company’s substantial indebtedness could result in the following consequences:

•                  Increase vulnerability to general adverse economic and industry conditions;

•                  Increase vulnerability to interest rate increases for the portion of the unhedged and fixed rate borrowing swapped into variable rates;

•                  Require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes;

•                  Limit flexibility in planning for, or reacting to the Company’s competitors that have less debt; and

•                  Limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, the ability to borrow additional funds.

Ability to Service Debt—To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2005, the Company’s debt subject to variable interest rates, including fixed rate debt swapped to variable rate, represented approximately 45% of total debt.

The Company may need to refinance all or a portion of its indebtedness on or before maturity. If the Company is unable to generate sufficient cash flow and is unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, it may have to take one or more of the following actions:

•                  reduce or delay capital expenditures planned for replacements, improvements and expansions;

•                  sell assets;

•                  restructure debt; and/or

•                  obtain additional debt or equity financing.

The Company can provide no assurance that it could effect or implement any of these alternatives on satisfactory terms, if at all.

Cash Used to Satisfy Other Obligations—A portion of the Company’s cash flow will be used to make payments to OI Inc. to satisfy certain debt, preferred stock and litigation-related obligations, including settlement of asbestos-related claims.

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities, to pay dividends on its outstanding preferred stock, to satisfy claims of persons for exposure to asbestos-containing products and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $40.2 million on its outstanding public debt securities. In addition, OI Inc. pays quarterly dividends of $5.4 million on 9,050,000 shares of its $2.375 convertible preferred stock. OI Inc.'s asbestos-related payments were $171.1 million, $190.1 million and $199.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. In the fourth quarter of 2005, OI Inc. recorded a charge of $135.0 million (in addition to previously recorded charges of $2.90 billion) to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

As a result of the magnitude of OI Inc.'s obligations for asbestos-related lawsuits and its dependence on the cash flows of its subsidiaries, the Company expects that a substantial portion of its cash flow will be used to make payments to OI Inc. to enable it to satisfy these obligations. These payments will reduce the cash flow available to the Company for other purposes. For additional information regarding OI Inc.'s asbestos-related lawsuits, claims and payments, see Note 17 to the Consolidated Financial Statements.

Debt Restrictions—The Company may not be able to finance future needs or adapt its business plans to changes because of restrictions contained in the secured credit agreement and the indentures and instruments governing other indebtedness.

 The secured credit agreement, the indentures governing secured and unsecured notes and debentures, and certain of the agreements governing other indebtedness contain affirmative and negative covenants that limit the ability of the Company to take certain actions. For example, some of these indentures restrict, among other things, the ability of the issuer and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase its stock, make investments, create liens, enter into certain transactions with affiliates and sell certain assets or merge with or into other companies. These restrictions could adversely affect the Company’s ability to operate its businesses and may limit its ability to take advantage of potential business opportunities as they arise.

Failure to comply with these or other covenants and restrictions contained in the secured credit agreement, the indentures or agreements governing other indebtedness could result in a default under those agreements, and the debt under those agreements, together with accrued interest, could then be declared immediately due and payable. If a default occurs under the secured credit agreement, the lenders could cause all of the outstanding debt obligations under such secured credit agreement to become due and payable, which would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default under the secured credit agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

International Operations – The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $4.7 billion, representing approximately 67% of the Company’s net sales for the year ended December 31, 2005.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

•                  Political, social and economic instability;

•                  War, civil disturbance or acts of terrorism;

•                  Taking of property by nationalization or expropriation without fair compensation;

•                  Changes in government policies and regulations;

•                  Devaluations and fluctuations in currency exchange rates;

•                  Imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•                  Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•                  Hyperinflation in certain foreign countries; and

•                  Impositions or increase of investment and other restrictions or requirements by foreign governments.

The risks associated with operating in foreign countries may have a material adverse effect on operations.

Competition – The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging.  Competitive pressures could adversely affect the Company’s financial health.

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers.  The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing attributes of the container and the closure.  Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging.

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

Pressures from competitors and producers of alternative forms of packaging have resulted in excess capacity in certain countries in the past and have led to significant pricing pressures in the rigid packaging market.

High Energy Costs – Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power and natural gas are vital to the Company’s operations as it relies on a continuous power supply to conduct its business.  In 2004 and 2005, higher energy costs worldwide negatively impacted the Company’s glass container segment operating profit by $22.8 million and $75.7 million, respectively.  If energy costs substantially increase in the future, the Company could experience a significant increase in operating costs, which may have a material adverse effect on operations.

Integration Risks – The Company may not be able to effectively integrate BSN or additional businesses it acquires in the future.

In addition to the BSN Acquisition, the Company is considering strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass and plastics packaging operations.  The Company is evaluating a number of these transactions on a preliminary basis but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed.  The BSN Acquisition and strategic transactions, including any future acquisitions, are subject to various risks and uncertainties, including:

•                  The inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are located in diverse geographic regions) and achieve expected synergies;

•                  The potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•                  The inability to maintain uniform standards, controls, procedures and policies;

•                  The need or obligation to divest portions of the acquired companies; and

•                  The potential impairment of relationships with customers.

In addition, the Company cannot make assurances that the integration and consolidation of newly acquired businesses, including BSN, will achieve any anticipated cost savings and operating synergies.

Customer Consolidation – The continuing consolidation of the Company’s customer base may intensify pricing pressures and have a material adverse effect on operations.

Since the early 1990s, many of the Company’s largest customers have acquired companies with similar or complementary product lines.  This consolidation has increased the concentration of the Company’s business with its largest customers.  In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired.  Increased pricing pressures from the Company’s customers may have a material adverse effect on operations.

Seasonality and Raw Materials – Profitability could be affected by varied seasonal demands and the availability of raw materials.

Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in South America and the Asia Pacific region are typically greater in the first and fourth quarters of the year.  Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company’s containers.

The raw materials that the Company uses have historically been available in adequate supply from multiple sources.  For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays.  These shortages, as well as material increases in the cost of any of the principal raw materials that the Company uses, may have a material adverse effect on operations.

Environmental Risks – The Company is subject to various environmental legal requirements and may be subject to new legal requirements in the future.  These requirements may have a material adverse effect on operations.

The Company’s operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety.  Such legal requirements frequently change and vary among jurisdictions.  The Company’s operations and properties, both in the U.S. and abroad, must comply with these legal requirements.  These requirements may have a material adverse effect on operations.

The Company has incurred, and expects to incur, costs for its operations to comply with environmental legal requirements, and these costs could increase in the future.  Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations), and criminal sanctions for violations.  These legal requirements may apply to conditions at properties that the Company presently or formerly owned or operated, as well as at other properties for which the Company may be responsible, including those at which wastes attributable to the Company were disposed.  A significant order or judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations.

A number of governmental authorities both in the U.S. and abroad have enacted, or are considering, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics.  In addition, some companies with packaging needs have responded to such developments and/or perceived environmental concerns of consumers by using containers made in whole or in part of recycled materials.  Such developments may reduce the demand for some of the Company’s products and/or increase the Company’s costs, which may have a material adverse effect on operations.

Labor Relations – Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2005, covered approximately 66% of the Company’s employees in North America.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires in 2008.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Accounting – The Company’s financial results are based upon estimates and assumptions that may differ from actual results.

In preparing the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The Company believes that accounting for pension benefit plans, goodwill and deferred tax assets involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results for all estimates could differ materially from the estimates and assumptions that the

Company uses, which could have a material adverse effect on the Company’s financial condition and results of operations.

Accounting Standards – The adoption of new accounting standards or interpretations could adversely impact the Company’s financial results.

The Company’s implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods.  The accounting rules and regulations that the Company must comply with are complex and continually changing.  Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally.  The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices.  For example, in December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which requires publicly traded companies to expense stock options, among other equity instruments, in the reporting period beginning January 1, 2006.  FAS No. 123R requires each such company to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the company’s income statement over the vesting period of the award rather than as a disclosure in the footnotes to the financial statements.  FAS No. 123R will reduce the Company’s reported financial results.  In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.  While the Company believes that its financial statements have been prepared in accordance with U.S. generally accepted accounting principles, the Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

Funded Status of Pension Plans – Recognition of a minimum pension liability may cause a significant reduction in net worth.

Statement of Financial Accounting Standards No. 87, “Accounting for Pensions,” requires balance sheet recognition of a minimum liability if the fair value of plan assets is less than the accumulated benefit obligation (“ABO”) at the end of the year.  The fair values of the Company’s U.S. pension plan assets exceeded the ABO at December 31, 2005; therefore, no recognition of a minimum liability was required with respect to these plans.  If the ABO of any of the Company’s principal pension plans in the U.S., the Netherlands and Australia exceeds the fair value of its assets at the next measurement date, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the assets of such plan.  The non-cash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners’ equity that would significantly reduce net worth. Even if the fair values of the U.S. plans’ assets are less than ABO at December 31, 2006, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The covenants under the Company’s Third Amended and Restated Secured Credit Agreement would not be affected by a reduction in the Company’s net worth if a significant non-cash charge was taken to write off the prepaid pension assets.

Deferred Tax Assets – Recognition of minimum pension liabilities may require a deferred tax valuation allowance.

In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to net operating losses, capital losses, tax credits and the accrued liability for asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  Should the Company be required to write off the prepaid pension assets related to the U.S. pension plans, the related deferred tax liability would also be written off, leaving deferred tax assets, including those allocated to OI Inc., amounting to approximately $262 million without a valuation allowance.  It is currently likely that an additional valuation allowance would be required in that case since it is currently more likely than not that the deferred tax asset would not be realized.

Goodwill – A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2005 are listed below and grouped by product segment.  All properties shown are owned in fee except where otherwise noted.

Glass Containers
North American Operations
United States
Glass Container Plants
Atlanta, GA	Oakland, CA
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Charlotte, MI	Toano, VA
Clarion, PA	Tracy, CA
Crenshaw, PA	Waco, TX
Danville, VA	Windsor, CO
Lapel, IN	Winston-Salem, NC
Los Angeles, CA	Zanesville, OH
Muskogee, OK

Machine Shops
Brockway, PA	Godfrey, IL

Canada
Glass Container Plants
Brampton, Ontario	Scoudouc, New Brunswick
Lavington, British Columbia	Toronto, Ontario
Montreal, Quebec

Asia Pacific Operations
Australia
Glass Container Plants
Adelaide	Melbourne
Brisbane	Sydney

Mold Shop
Melbourne

China
Glass Container Plants
Guangzhou	Tianjin
Shanghai	Wuhan

Mold Shop
Tianjin

Indonesia
Glass Container Plant
Jakarta

New Zealand
Glass Container Plant
Auckland

European Operations
Czech Republic
Glass Container Plants
Sokolov	Teplice

Estonia
Glass Container Plant
Jarvakandi

Finland
Glass Container Plant
Karhula

France
Glass Container Plants
Beziers	Vayres
Gironcourt	Veauche
Labegude	VMC Reims
Puy-Guillaume	Wingles
Reims BSN

Germany
Glass Container Plants
Achern	Holzminden
Bernsdorf	Stoevesandt

Hungary
Glass Container Plant
Oroshaza

Italy
Glass Container Plants
Asti	Pordenone
Bari (2 plants)	Terni
Bologna	Trento (2 plants)
Latina	Treviso
Trapani	Varese
Napoli

Mold Shop
Napoli

Glass Recycling Plant
Alessandria

Netherlands
Glass Container Plants
Leerdam	Schiedam
Maastricht

Poland
Glass Container Plants
Antoninek	Jaroslaw

Spain
Glass Container Plants
Alcala	Barcelona

United Kingdom
Glass Container Plants
Alloa	Harlow

Sand Plant
Devilla

Machine Shop
Birmingham

South American Operations
Brazil
Glass Container Plants
Rio de Janeiro (glass container and tableware)	Sao Paulo
Mold Shop
Manaus

Silica Sand Plant
Descalvado

Colombia
Glass Container Plants
Envigado	Zipaquira (glass container and flat glass)
Soacha

Tableware Plant
Buga

Machine Shop
Cali

Silica Sand Plant
Zipaquira

Ecuador
Glass Container Plant
Guayaquil

Peru
Glass Container Plant
Callao

Venezuela
Glass Container Plants
Valencia	Valera

Plastics Packaging
North American Operations
United States
Berlin, OH (1)	Hamlet, NC
Bowling Green, OH	Hattiesburg, MS
Brookville, PA	Nashua, NH
Constantine, MI	Rocky Mount, NC
Erie, PA	Rossville, GA (2)
Franklin, IN	Washington, NJ (2)
Greenville, SC

Puerto Rico
Las Piedras

Asia Pacific Operations
Australia
Brisbane	Perth
Melbourne

Singapore
Singapore (2)

European Operations
Hungary
Gyor (2)

South American Operations
Brazil
Sao Paulo

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

ITEM 3.  LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 17 to the Consolidated Financial Statements and the section entitled “Environmental and Other Governmental Regulation” in Item 1.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2005.  The financial data for each of the five years in the period ended December 31, 2005 was derived from the audited consolidated financial statements of the Company.  For more information, see the “Consolidated Financial Statements” included elsewhere in this document.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in millions)
Consolidated operating results (a):
Net sales	$7,079.0	$6,128.4	$4,975.6	$4,621.2	$4,343.7
Other revenue (b)	110.7	135.0	90.2	110.0	599.2
	7,189.7	6,263.4	5,065.8	4,731.2	4,942.9
Costs and expenses:
Manufacturing, shipping and delivery (c)	5,719.5	4,918.4	3,967.9	3,572.9	3,359.3
Research, engineering, selling, administrative and other (d)	1,087.1	507.2	656.1	373.6	572.4
Earnings before interest expense and items below	383.1	837.8	441.8	784.7	1,011.2
Interest expense (e)	466.7	474.9	429.8	372.2	360.3
Earnings from continuing operations before items below	(83.6)	362.9	12.0	412.5	650.9
Provision for income taxes (f)	416.1	73.6	23.8	116.4	266.4
Minority share owners’ interests in earnings of subsidiaries	35.9	32.9	25.8	25.5	19.5
Earnings (loss) from continuing operations before cumulative effect of accounting change	(535.6)	256.4	(37.6)	270.6	365.0
Net earnings (loss) of discontinued operations (g)	63.0	64.0	(660.7)	38.0	(8.4)
Cumulative effect of accounting change (h)				(460.0)
Net earnings (loss)	$(472.6)	$320.4	$(698.3)	$(151.4)	$356.6

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$480.2	$436.0	$391.9	$353.4	$335.9
Amortization of goodwill (h)					55.9
Amortization of intangibles	27.8	23.8	21.4	21.5	21.8
Amortization of deferred finance fees (included in interest expense)	16.0	15.0	14.4	16.1	15.0

	$524.0	$474.8	$427.7	$391.0	$428.6

Balance sheet data (at end of period):
Working capital	$618	$605	$872	$717	$899
Total assets	9,521	10,550	9,464	9,789	9,993
Total debt	5,300	5,365	5,426	5,346	5,401
Share owner’s equity	1,198	2,040	1,522	2,022	2,322

(a)                                  Amounts for the year ended December 31, 2004 include the results of BSN from the date of acquisition on June 21, 2004.

(b)                                 Other revenue in 2005 includes $28.1 million (pretax and after tax) from the sale of the Company’s glass container facility in Corsico, Italy.

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

(c)                                  Amount for 2005 includes a gain of $3.8 million ($2.3 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for 2004 includes a gain of $4.9 million ($3.2 million after tax) from the mark to market effect of natural gas hedge contracts.

(d)                                 Amount for 2005 includes a charge of $494.0 million (pretax and after tax) to write down goodwill in the Asia-Pacific Glass unit.

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

Amount for 2001 includes charges totaling $133.7 million ($109.2 million after tax and minority share owners’ interests) for the following:  (1) charges of $66.1 million ($55.3 million after tax and minority share owners’ interests) related to restructuring and impairment charges at certain of the Company’s international glass operations, principally Venezuela and Puerto Rico, as well as certain other domestic and international operations;  (2) a charge of $31.0 million (pretax and after tax) related to the loss on the sale of the Company’s facilities in India; (3) charges of $28.7 million ($18.0 million after tax) related to special employee benefit programs; and (4) a charge of $7.9 million ($4.9 million after tax) related to restructuring manufacturing capacity in the medical devices business.

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

Includes additional interest charges for the write off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $2.8 million ($1.8 million after tax) for 2004; $1.3 million ($0.9 million after tax) for 2003; $9.1 million ($5.7 million after tax) for 2002; and $4.7 million ($2.9 million after tax) for 2001.

(f)                                    Amount for 2005 includes a charge of $306.6 million to record a valuation allowance related to accumulated deferred tax assets in the U.S. and a benefit of $5.3 million for the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of potential liabilities.

Amount for 2004 includes a benefit of $33.1 million for a tax consolidation in the Australian glass business.

Amount for 2001 includes a $6.0 million charge to adjust tax liabilities in Italy as a result of recent legislation.

(g)                                 Amount for 2005 consists principally of a third quarter benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of the potential liabilities.

Amounts related to the Company’s plastic blow-molded container business have been reclassified to discontinued operations for 2001-2004 as a result of the sale of that business in 2004.

(h)                                 On January 1, 2002, the Company adopted Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  As required by FAS No. 142, the Company changed its method of accounting for goodwill and discontinued amortization of goodwill effective January 1, 2002.  Also as required by FAS No. 142, the transitional goodwill impairment loss of $460.0 million is recognized as the cumulative effect of a change in method of accounting.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview – Year ended December 2005 and 2004

Net sales of the Glass Containers segment were $900.8 million higher than the prior year principally resulting from the BSN Acquisition and favorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $49.8 million higher than the prior year.  Higher sales from improved pricing, increased sales volume and pass-through of higher resin costs were partially offset by the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

Segment Operating Profit of the Glass Containers segment was $31.2 million higher than the prior year.  The BSN Acquisition accounted for most of the increase.  The benefits of stronger foreign currencies and higher selling prices were partially offset by inflationary cost increases.

Segment Operating Profit of the Plastics Products segment was $12.2 million higher than the prior year.  Increases from improved pricing, sales volume, product mix and a gain from the sale of a plant related to the partial exit from the Australian plastics business more than offset increased costs.

Interest expense was $8.2 million lower than the prior year.  The decrease resulted from lower debt levels in the third and fourth quarters of 2005 and the non-recurrence of repurchase premiums partially offset by higher variable interest rates and higher debt from the BSN Acquisition.

Loss from continuing operations in 2005 was $472.6 million down from earnings of $320.4 million from continuing operations in 2004.  Earnings in both periods included items that management considers not representative of continuing operations.  These items decreased net earnings in 2005 by $764.9 million and increased net earnings in 2004 by $38.4 million.

The Company’s total debt at December 31, 2005 was $5.30 billion or $63.4 million lower than the prior year balance.  Exclusive of the $191.8 million increase in both debt and accounts receivable required by a change in the Company’s European accounts receivable securitization program, total debt decreased by $255.2 million to its lowest level since 1998.

Results of Operations - Comparison of 2005 with 2004

Net Sales

The Company’s net sales by segment for 2005 and 2004 are presented in the following table.  The Plastics Packaging amounts for 2004 reflect only the continuing operations.  For further information, see Segment Information included in Note 18 to the Condensed Consolidated Financial Statements.

	2005	2004
	(dollars in millions)
Glass Containers	$6,266.9	$5,366.1
Plastics Packaging	812.1	762.3

Segment and consolidated net sales	$7,079.0	$6,128.4

Consolidated net sales for 2005 increased $950.6 million, or 15.5%, to $7,079.0 million from $6,128.4 million in 2004.

Net sales of the Glass Containers segment increased $900.8 million, or 16.8%, over 2004.  Contributing to the increase were the additional sales from the BSN Acquisition.  Increased shipments of beverage containers throughout the Americas more than offset reduced shipments of food containers in North America.  Improved pricing also had a favorable effect on net sales.  Favorable currency exchange rates accounted for about 5% of the increase.  Partially offsetting these increases was the absence of sales from the Castellar factory sold in January 2005.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2004		$5,366.1
Net effect of the BSN Acquisition, volume, price, and mix	$883.3
Effects of changing foreign currency rates	46.2
Divestiture of Castellar factory	(28.7)
Total net effect on sales		900.8
Net sales - 2005		$6,266.9

Net sales of the Plastics Packaging segment increased $49.8 million, or 6.5%, from 2004.  The higher sales reflected improved pricing and sales volume in several product lines, the pass-through effect of higher resin costs, and favorable currency translation rates. Partially offsetting these increases was the absence of sales from plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in net sales for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Net sales - 2004		$762.3
Effect of increased resin cost pass-throughs	$44.8
Net effect of volume, price and mix	34.4
Effects of changing foreign currency rates	3.5
Divestiture	(32.9)
Total net effect on sales		49.8
Net sales - 2005		$812.1

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

	2005	2004
	(dollars in millions)
Glass Containers	$790.8	$759.6
Plastics Packaging	127.2	115.0
Eliminations and other retained items	(89.4)	(102.2)

Segment Operating Profit of the Glass Containers segment for 2005 increased $31.2 million, or 4.1%, to $790.8 million, compared with Segment Operating Profit of $759.6 million in 2004.  Factors contributing to the increase were: (1) the additional operating profit from the BSN Acquisition; (2) increased unit shipments of beverage containers principally in the Americas; (3) favorable exchange rates; (4) generally improved selling prices; and (5) the non-recurrence of the acquisition step-up of BSN finished goods inventory.  Factors that partially offset the increase were: (1) inflationary cost increases including energy, raw material costs, and transportation; (2) temporarily idled production capacity to reduce inventory; (3) costs of the European integration and new European headquarters; (4) the absence of equity earnings from Consol Limited (divested in the fourth quarter of 2004); (5) the absence of operating profit from the Corsico and Castellar factories; and (6) reduced food container shipments in North America.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows:

Segment Operating Profit - 2004		$759.6
Net effect of BSN acquisition and volume, price, and mix	$184.0
Non-recurrence of BSN inventory step-up	31.1
Effects of changing foreign currency rates	14.5
Higher energy costs	(75.7)
Other inflationary cost increases	(57.7)
Temporarily idled production capacity to reduce inventory	(20.5)
Effects of European integration and new European headquarter costs	(18.0)
Divestiture of Corsico and Castellar factories and Consol investment	(13.6)
Increased delivery and warehousing costs	(4.7)
Other	(8.2)
Total net effect on Segment Operating Profit		31.2
Segment Operating Profit -2005		$790.8

Segment Operating Profit of the Plastics Packaging segment for 2005 increased $12.2 million, or 10.6%, to $127.2 million compared with Segment Operating Profit of $115.0 million in 2004.  The 2005 amount includes a $6 million fourth quarter gain from the sale of one plant related to the partial exit from the Australian plastics business and a reduction of the accrued exit costs.  Also contributing to the increase were the effects of improved pricing, product mix, and sales volume which more than offset the effect of increases in manufacturing, shipping and delivery costs, and the absence of profits from the plastic container assets in the Asia Pacific region that were divested in the second quarter of 2004.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2004		$115.0
Net effect of volume, price and mix	$14.8
Partial exit of Australian plastics business	6.0
Non-recurrence plant shut down costs	3.7
Divestiture	(4.1)
Increased delivery, warehousing and other inflationary cost increases	(4.2)
Higher energy costs	(1.9)
Other	(2.1)
Total net effect on Segment Operating Profit		12.2
Segment Operating Profit - 2005		$127.2

Eliminations and other retained items for 2005 were favorable by $12.8 million compared to 2004.   The 2005 year reflects a favorable adjustment of approximately $10.0 million to the Company’s accruals for self-insured risks, partially offset by higher retained costs for the divested blow molded plastic container business and adjustments made to certain accruals.  The 2004 year included self-insured property and casualty losses that did not recur in 2005.

Interest Expense

Interest expense decreased to $466.7 million in 2005 from $474.9 million in 2004.  The 2004 amount included $30.8 million for repurchase premiums and write-offs of unamortized finance fees.  Exclusive of that amount, interest expense increased $22.6 million in 2005 due to higher interest rates on the Company’s variable rate debt and additional interest as a result of higher debt related to the BSN Acquisition.  Partially offsetting this increase was lower interest as a result of lower average debt balances in the third and fourth quarters of 2005 and lower interest rates on fixed rate debt in the fourth quarter of 2005 compared to the fourth quarter of 2004.

Provision for Income Taxes

Excluding the effects of separately taxed items in both periods, listed in the table below, the Company’s effective tax rate for 2005 was 29.9% compared with 26.9% in 2004.  The higher 2005 effective rate is principally due to a change in the mix of earnings toward higher tax international jurisdictions, the recent tax legislation in Ohio and recognition of other discrete changes in deferred taxes during 2005.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for 2005 was $35.9 million compared to $32.9 million for 2004.

Earnings from Continuing Operations

For 2005, the Company recorded a loss from continuing operations of $472.6 million compared to earnings from continuing operations of $320.4 million for the year ended December 31, 2004.  The after tax effects of the items excluded from Segment Operating Profit, the tax charge to increase the valuation allowance, the tax benefit of reversing an accrual for potential tax liabilities, the additional interest charges and the tax benefit on the Australian tax consolidation, increased or decreased earnings in 2005 and 2004 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2005	2004

Gain on the sale of the Corsico, Italy glass container facility	$28.1	$—

A tax benefit from the reversal of an accrual for potential tax liabilities	5.3

Gain on the sale of certain real property		14.5
Gain on a restructuring in the Italian Specialty Glass business		13.1
Gain from the mark to market effect of natural gas hedge contracts	2.3	3.2
A benefit for a tax consolidation in the Australian glass business		33.1
Impairment of goodwill in the Asia-Pacific Glass unit	(494.0)
Increase in the deferred tax valuation allowance	(306.6)
Note repurchase premiums and write-off of finance fees		(20.1)
Life insurance restructuring charge		(5.4)

Total	$(764.9)	$38.4

Executive Overview – Year ended December 2004 and 2003

Net sales of the Glass Containers segment increased $1,183.2 million as a result of the BSN Acquisition, world wide unit shipment volume growth of approximately 2%, generally higher selling prices, a favorable product mix, and stronger foreign exchange rates in the major regions that the Company does business.

Net sales of the continuing Plastics Packaging segment decreased $30.4 million as a result of lower sales following the divestiture of certain closure assets in the fourth quarter of 2003, the divestiture of a portion of the Asia Pacific plastics business in the second quarter of 2004, and lower shipments of prescription vials in 2004 as compared to 2003 due to the strong flu season in the prior year.  These negative effects were partially offset by higher unit shipments of closures.

Segment Operating Profit of the Glass Containers segment increased by $100.8 million over 2003 as a result of the same principal factors that increased sales.   In addition, improved productivity also improved Segment Operating Profit over the prior year, but was partially offset by inflation in the Company’s manufacturing and overhead costs.

Segment Operating Profit of the Plastics Packaging segment increased by $16.3 million as a result of favorable product sales mix, improved productivity, and the non-recurrence of a third quarter 2003 write-off of miscellaneous assets that were no longer being used.

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

The Company completed the BSN Acquisition on June 21, 2004 for a total purchase price of approximately $1.3 billion.

The Company completed the sale of its blow-molded plastic container operations on October 7, 2004 with total sales proceeds of approximately $1.2 billion.

The Company’s total debt at December 31, 2004 was $5.36 billion or $65.1 million lower than the prior year balance.

Cash provided by continuing operating activities improved by $220.9 million over the prior year, principally as a result of higher earnings and the Company’s focus on working capital reductions and capital efficiency.

Results of Operations - Comparison of 2004 with 2003

Net Sales

The Company’s net sales by segment for 2004 and 2003 are presented in the following table.  The Plastics Packaging amounts reflect the continuing operations and therefore, the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts.  For further information, see Segment Information included in Note 18 to the Consolidated Financial Statements.

	2004	2003
	(dollars in millions)

Glass Containers	$5,366.1	$4,182.9
Plastics Packaging	762.3	792.7

Segment and consolidated net sales	$6,128.4	$4,975.6

Consolidated net sales for 2004 increased $1,152.8 million, or 23.2%, to $6,128.4 million from $4,975.6 million for 2003.

Net sales of the Glass Containers segment increased $1,183.2 million, or 28.3%, over 2003.

In Europe, the Company’s largest region, sales increased $939.5 million from 2003.  Net sales from the newly acquired BSN business made up $768.6 million of the region’s increase.   Stronger currency rates against the U.S. dollar for the European currencies also contributed to the sales growth.  Unit volumes for the previously owned European businesses were up 2.8% overall with strong growth in the food, beverage and spirit markets.

In North America, sales for 2004 were $47.2 million higher than sales in 2003.  The higher sales resulted principally from increased selling prices and improved product sales mix as unit shipments declined by about 2% overall.  The decrease in unit shipments was more than accounted for by the previously disclosed loss of a beverage container customer.  Shipments of beer and malt beverage containers increased by approximately 4.8% over 2003, primarily due to the increase in business from a significant malt beverage customer.  Shipments of containers for wine and spirits were also higher for 2004; however, shipments of containers for tea, juice and other beverages were lower.

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

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

2003 Net sales – Glass Containers segment		$4,182.9
Additional sales from BSN businesses	$768.6
The effects of sales volume, price and mix	257.5
The effects of changing foreign currency rates on net sales	172.1
Other	(15.0)
Total net effect on sales		1,183.2
2004 Net sales – Glass Containers segment		$5,366.1

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

The change in net sales for the Plastics Packaging segment can be summarized as follows (dollars in millions):

2003 Net sales – Plastics Packaging segment		$792.7
Divested businesses	$(95.7)
Effects of higher resin cost pass-throughs	24.1
The effects of changing foreign currency rates on net sales	21.0
The effects of sales volume, price and mix	9.7
Other	10.5
Total net effect on sales		(30.4)
2004 Net sales – Plastics Packaging segment		$762.3

Segment Operating Profit

The Company’s Segment Operating Profit results (dollars in millions) for 2004 and 2003 are presented in the following table.  The Plastics Packaging Segment Operating Profit amounts reflect the continuing operations, and therefore, the results of the discontinued operations have been reclassified from the 2004 and 2003 amounts.  In addition, certain Glass Container amounts from prior years have been reclassified to conform to current year presentation.  For further information, see Segment Information included in Note 18 to the Consolidated Financial Statements.

	2004	2003
	(dollars in millions)

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

In North America, Segment Operating Profit for 2004 increased $5.7 million over 2003.  The benefits of higher selling prices and a more favorable product sales mix were the principal reasons for the increase.   These increases were partially offset by a number of unfavorable effects, including: (1) lower production to control inventories consistent with the Company’s working capital goals; (2) increased freight expense reflecting higher diesel fuel costs; and (3) a reduction in pension income.  Also contributing to this decline was a 2% decline in unit shipments that was the result of the previously disclosed loss of a beverage customer.  This decline in shipments of beverage containers was partially offset by increased shipments of containers for beer, wine, and liquor.

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

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

2003 Segment Operating Profit - Glass Containers		$658.8
The effects of sales volume, price and mix	$107.3
Additional Segment Operating Profit from BSN businesses	27.6
The effect of changing foreign currency rates on Segment Operating Profit	27.0
Improved productivity and other manufacturing costs	3.7
Lower pension income	(25.2)
Higher energy costs	(22.8)
Increased warehouse and other manufacturing costs	(18.8)
Other	2.0
Total net effect on Segment Operating Profit		100.8
2004 Segment Operating Profit – Glass Containers		$759.6

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

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

2003 Segment Operating Profit – Plastics Packaging		$98.7
The effects of price, mix, sales volume and production volume	$7.4
The effect of improved productivity	7.0
The non-recurrence of a write-off of miscellaneous assets	4.0
Increased delivery, warehouse, shipping and other manufacturing costs	(3.6)
Lower pension income	(0.7)
Other	2.2
Total net effect on Segment Operating Profit		16.3
2004 Segment Operating Profit – Plastics Packaging		$115.0

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

Interest Expense

Interest expense increased to $474.9 million in 2004 from $429.8 million in 2003.  Interest expense for 2004 included charges of $28.0 million for note repurchase premiums and $2.8 million for the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  Interest expense for 2003 included charges of $13.2 million for note repurchase premiums and related write-off of unamortized finance fees and $1.3 million for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s previous bank credit agreement.  Exclusive of these items in both years, interest expense for 2004 was $28.8 million higher than in 2003. The higher interest in 2004 reflects additional interest as a result of higher debt related to the BSN acquisition.  Partially offsetting this increase were lower interest expense that was principally the result of savings from the December 2003 repricing of the Secured Credit Agreement and approximately $21 million in interest savings as a result of the Company’s fixed-to-floating interest rate swap on a portion of its fixed-rate debt.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2004 was 20.3%.  Excluding the effects of items excluded from Segment Operating Profit discussed above, the additional interest charges for early retirement of debt and a tax benefit on an Australian tax consolidation, the Company’s effective tax rate from continuing operations for 2004 was 26.9%.  The Company’s effective tax rate from continuing operations for 2003 was 198.3%.  Excluding the effects of items excluded from Segment Operating Profit discussed above and the additional interest charges for early retirement of debt, the Company’s effective tax rate from continuing operations for 2003 was 27.9%.  The lower effective tax rate in 2004 is principally due to a favorable change in the global mix of earnings.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for 2004 was $32.9 million compared to $25.8 million for 2003.  The increase in 2004 is primarily due to higher earnings for the Company’s subsidiaries in Venezuela, Colombia, and Italy.

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

Acquisition of BSN Glasspack, S.A.

On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “BSN Acquisition”).  Total consideration for the BSN Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the BSN Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The BSN Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

The BSN Acquisition was part of the Company’s overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing leverage and cost reductions.   This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006.

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

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 50% of these payments were made by the end of 2005 and the Company expects that most of the balance will be paid in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with activity translated from Euros into dollars at the December 31, 2005 exchange rate (dollars in millions):

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)

Remaining European restructuring accrual as of December 31, 2005	$80.9

The total purchase cost of approximately $1.3 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date (dollars in millions):

June 21, 2004

Inventories	$294.3
Accounts receivable	197.7
Other current assets (excluding cash acquired)	31.8
Total current assets	523.8

Goodwill	716.6
Other long-term assets	85.4
Net property, plant and equipment	762.1
Assets acquired	$2,087.9

Accounts payable and other current liabilities	(425.4)
Other long-term liabilities	(387.5)
Aggregate purchase costs	$1,275.0

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for 2004 and 2003 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

	Year ended December 31,
	2004	2003
Revenues:

Net sales	$875.3	$1,083.4
Other revenue	7.7	9.0

	883.0	1,092.4
Costs and expenses:

Manufacturing, shipping and delivery	754.6	949.3
Research, development and engineering	16.0	20.2
Selling and administrative	23.7	33.8
Interest	45.1	60.8
Other	22.9	681.0

	862.3	1,745.1

Earnings (loss) before items below	20.7	(652.7)

Provision for income taxes	27.1	8.0
Gain on sale of discontinued operations	70.4

Net earnings (loss) from discontinued operations	$64.0	$(660.7)

Other costs and expenses for the year ended December 31, 2003 included an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit, all of which was attributable to the discontinued operations.

The sale of the blow-molded plastic business resulted in a substantial capital loss, primarily related to previous goodwill write downs that were not deductible when recorded.  The 2004 gain on the sale of discontinued operations of $70.4 million includes a credit for income taxes of $39.7 million, representing the tax benefit from offsetting a portion of the loss against otherwise taxable capital gains.

Discontinued operations of $63.0 million for 2005 includes $61.8 million for a benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.  The balance of $1.2 million relates to an adjustment of the 2004 gain on the sale of the blow-molded plastic container operations principally from finalizing certain tax allocations.

2005 Non-operational Items

Impairment of Goodwill

During the fourth quarter of 2005, the Company completed its annual impairment testing using business enterprise values and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows as a result of competitive pricing pressures in the Company’s Australian glass operations caused the decline in the business enterprise value.  Following a review of the valuation of the unit’s identifiable assets, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

Deferred Tax Valuation Allowance

The Company recorded a non-cash charge of $306.6 million in the fourth quarter of 2005 to increase the valuation allowance against its accumulated net deferred tax assets in the United States.  The Company had recorded net deferred tax assets related principally to net operating losses and OI Inc.’s asbestos charges in recent years.  The amount of valuation allowance required under the provisions of FAS No. 109 is dependent upon projected near-term U.S. profitability including the effects of tax planning.  During the fourth quarter of 2005, the Company determined that an additional valuation allowance was necessary because of the near-term effects on U.S. profitability of significant interest expense, rising energy costs, other cost increases and OI Inc.’s continued asbestos-related payments.

2004 Non-operational Items

Plastics Packaging Assets

In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region.  The review was completed during the fourth quarter of 2003.  The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets.   The Company compared the estimated net realizable values to the book values of the assets and determined that asset impairment existed.  As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values.  Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins.  In addition, the Company’s PET container business has lost a significant amount of business in the past few years.  The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business.

During 2004, the Company completed the sale of a portion of this business and is continuing to evaluate prospective buyers for the remaining businesses.  The Company does not expect to record any further material losses related to this business.

Capital Resources and Liquidity

Current and Long-Term Debt

The Company’s total debt at December 31, 2005 was $5.30 billion, compared to $5.36 billion at December 31, 2004.

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous credit agreement. On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the first quarter.

At December 31, 2005, the Agreement included a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also included a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. At December 31, 2005, the Company’s subsidiary borrowers had unused credit of $511.0 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2005 was 5.96%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian subsidiary, as discussed in Note 9, the weighted average interest rate was 6.76%.

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

During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million.  The notes bear interest at 6.75%, and are due December 1, 2014.  Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries.  The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes.  The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of OI Inc.’s $350.0 million 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009.  As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $28.3 million for note repurchase premiums and the related write-off of unamortized finance fees.

The Senior Secured Notes and Senior Notes that were issued during the past four years were part of the Company’s plan to improve financial flexibility by issuing long-term fixed rate debt, as well as refinance existing fixed rate debt that was nearing maturity.  While this strategy extended the maturity of the Company’s debt, long-term fixed rate debt increases the cost of borrowing compared to shorter term, variable rate debt.  The Company does not intend to continue to refinance variable rate debt with new fixed rate issuances, but will continue to issue long-term fixed rate debt in order to repay existing fixed rate debt that is nearing maturity.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

Cash Flows

For 2005, cash provided by continuing operating activities was $672.7 million compared with $718.3 million for 2004.  The working capital reduction in 2004 occurred largely in BSN operations following its acquisition in June 2004 when inventories were at seasonally high levels.  Higher payments of accrued liabilities and accounts payable, including approximately $41.0 million for European restructuring activities, also required more cash in 2005 than in 2004.  In addition, cash flows in 2004 benefited from the initial effects of the Company’s program to improve working capital management.

For the year ended December 31, 2005, the Company paid $450.9 million in cash interest compared with $548.8 million for 2004.  The 2004 amount included $47.2 million for repurchase premiums.  Exclusive of that amount, cash paid for interest decreased $50.7 million from 2004.  The decrease in cash interest paid is primarily due to lower overall interest rates from the June 2005 repricing of the Agreement, lower rates on fixed rate debt, lower average debt balances and the effects of cross currency swaps in Australia.

OI Inc. has substantial obligations related to semiannual interest payments on $1.0 billion of outstanding public debt securities.  In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments for 2005 were $171.1 milliondown from $190.1 million for 2004.  OI Inc. expects that its total asbestos-related payments will be moderately lower in 2006 compared to 2005.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

Capital spending for property, plant and equipment from continuing operating activities was $404.1 million compared to $436.7 million in the prior year.  The 2005 amount included spending in the acquired BSN operations for the full year compared to the 2004 amount which included only the period from June 21 through December 31, 2004.  The Company continues to focus on reducing capital spending and improving its return on invested capital by improving capital efficiency.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2005 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-2 years	3-5 years	More than 5 years

Contractual cash obligations:
Long-term debt	$5,263.6	$251.7	$1,325.2	$1,254.8	$2,431.9
Capital lease obligations	7.1	0.3	2.1	2.1	2.6
Operating leases	226.3	73.3	89.1	40.9	23.0
Contractual purchase obligation	10.7	10.7
Interest	2,253.7	402.7	746.1	513.3	591.6
Pension benefit plan contributions	48.9	48.9
Postretirement benefit plan benefit payments	214.4	21.5	42.6	42.7	107.6
Total contractual cash obligations	$8,024.7	$809.1	$2,205.1	$1,853.8	$3,156.7

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other commercial commitments:
Standby letters of credit	$89.0	$89.0
Guarantees	9.0				$9.0
Total commercial commitments	$98.0	$89.0	$—	$—	$9.0

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, contingencies and litigation, goodwill, and deferred tax assets.  Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances.  The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources.  Actual results, under conditions and circumstances different from those assumed, may differ from estimates.  The impact and any associated risks related to estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for pension benefit plans, goodwill and deferred tax assets involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2005, the weighted average discount rate for all plans was 5.3%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002.  The returns exceeded 20% in 2003, 18% in 2004 and 10% in 2005.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2005, the Company’s estimated weighted average expected long-term rate of return on pension assets was 8.4% compared to 8.7% for the year ended December 31, 2004.  The Company recorded pension expense from continuing operations totaling approximately $4.0 million and $8.7 million for 2005 and 2004, respectively, from its principal defined benefit pension plans.  The reduction in net pension expense resulted from changes in the U.S. salary plan, partially offset by lower discount rates, lower return rates and higher amortization.  Depending on currency translation rates, the Company expects to record approximately $30.0 million of pension expense for the full year of 2006, compared with expense of $4.0 million in 2005.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in pretax pension expense for the full year 2006.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could result in possible future balance sheet recognition of additional minimum pension liabilities.

If the Accumulated Benefit Obligation (“ABO”) of any of the Company’s principal pension plans in the U.S. and Australia exceeds the fair value of its assets at the next measurement date of December 31, 2006, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the asset of such plan at the next measurement date of December 31, 2006.  The non-cash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners’ equity that would significantly reduce net worth.  Amounts related to the Company’s U.S. and Australian plans as of December 31, 2005 were as follows (millions of dollars):

	U.S. Salary	U.S. Hourly	Australian
	Plans	Plans	Plans	Total
Fair value of assets	$832.4	$1,730.4	$107.4	$2,670.2
Accumulated benefit obligations	766.2	1,441.2	79.3	2,286.7
Excess	$66.2	$289.2	$28.1	$383.5

Prepaid pension asset	$327.2	$643.8	$17.1	$988.1

The Company is unable to predict discount rates or asset values at the next measurement date of December 31, 2006.  However, if asset values and discount rates decline from their December 31, 2005 levels, the ABO of the U.S. salary plan may exceed the plan’s assets at the measurement date.  In that event, the plan’s prepaid asset would be written off resulting in a pre-tax charge to other comprehensive income in the range of $330 million to $340 million.

Even if the fair values of the U.S. plans’ assets are less than ABO at December 31, 2006, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The covenants under the Company’s Third Amended and Restated Secured Credit Agreement would not be affected by a reduction in the Company’s net worth if a significant non-cash charge was taken to write off the prepaid pension assets.

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

During the fourth quarter of 2005, the Company completed its annual testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit.  Following a review of the unit’s identifiable assets, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed as of October 1, 2005, may have indicated an impairment of one or more of the Company’s other reporting units and, as a result, the related goodwill would also have been impaired.  However, based on the Company’s testing as of that date, modest changes in the projected future cash flows or cost of capital would not have created impairment in any other reporting unit.

The Company will monitor conditions throughout 2006 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2006, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Deferred Tax Assets

FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is largely dependent upon projected near-term profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to net operating losses, capital losses, tax credits and the accrued liability for asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  Should the Company be required to write off the prepaid pension assets related to the U.S. pension plans (as described above under Pension Benefit Plans), the related deferred tax liability would also be written off, leaving deferred tax assets, including those allocated to OI Inc., amounting to approximately $262 million without a valuation allowance.  It is currently likely that an additional valuation allowance would be required in that case since it is currently more likely than not that the deferred tax asset would not be realized.

ITEM 7A.                    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from fluctuations in foreign currency exchange rates, changes in interest rates, and changes in commodity prices, principally energy.  The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates and fluctuating energy prices.  In addition, the Company uses interest rate swap agreements to manage a portion of fixed and floating rate debt and to reduce interest expense.  These instruments carry varying degrees of counterparty credit risk.  To mitigate this risk, the Company has established limits on the exposure with individual counterparties and the Company regularly monitors these exposures.  Substantially all of these exposures are with counterparties that are rated single-A or above.

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, France, the Netherlands, Germany, the United Kingdom, and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  The Company does not have any significant foreign subsidiaries that are denominated in the U.S. dollar, however, if economic conditions in Venezuela continue to decline, the Company may be required to adopt the U.S. dollar as the functional currency for its subsidiaries in that country.  The Company does not hedge the foreign currency exchange rate risk related to earnings of operations outside the United States.

Borrowings not denominated in the functional currency

Because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary.  Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms.  In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.  In those countries where the U.S. dollar is the designated functional currency, however, local currency borrowings expose the

Company to reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.

Available excess funds of a subsidiary may be redeployed through intercompany loans to other subsidiaries for debt repayment, capital investment, or other cash requirements.  Generally, each intercompany loan is denominated in the lender’s local currency giving rise to foreign currency exchange rate risk for the borrower.  To mitigate this risk, the borrower generally enters into a forward exchange contract which effectively swaps the intercompany loan and related interest to its local currency.

Similarly, certain of the Company’s international subsidiaries have external borrowings denominated in currencies other than the designated functional currency, giving rise to foreign currency exchange rate risk for the borrower.  To mitigate this risk, certain subsidiaries have entered into currency swaps or forward exchange contracts for the principal amount of their borrowings and, in some cases, the related interest.

Significant transactions related to foreign currency exchange rate risk arising from borrowings not denominated in the functional currency are as follows:

•                  At the end of 2005, the Company’s subsidiary in Australia had an agreement that swaps a total of U.S. $175.0 million of borrowings into 251.8 million Australian dollars.   This derivative instrument swaps the principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate.  This agreement has a maturity date of March 2006.

•                  In connection with debt refinancing in late December 2004, the Company’s subsidiary in France borrowed approximately €91 million from Owens-Brockway Glass Container (“OBGC”), a U.S. subsidiary of the Company, at a fixed interest rate through 2009.  In order to hedge the changes in the cash flows of the foreign currency interest and principal repayments, OBGC entered into a swap that converts the Euro coupon interest payments into a predetermined U.S. dollar coupon interest payment and also converts the final principal payment in December 2009 from €91.0 million to approximately $120.7 million U.S. dollars.

•                  The Company’s subsidiaries in Australia, Canada and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency.  These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

Purchases and sales not denominated in the functional currency

Through the use of forward exchange contracts, the Company fixes some or all of the future amount payable/receivable on significant purchases and sales denominated in currencies other than the functional currency of the subsidiary entering into the underlying transaction.  These instruments typically have terms of one year or less.  Significant transactions related to foreign currency exchange rate risk arising from purchases and sales not denominated in the functional currency are as follows:

•                  The Company entered into a foreign currency exchange contract to swap €37.5 million into $47.3 million U.S. dollars related to anticipated 2006 western European fuel oil purchases, a portion of which is denominated in U.S. dollars. The swap mitigates foreign currency exchange rate risk relating to approximately 93% of the anticipated 2006 fuel oil purchases in western Europe.

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2005 and 2004.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness.

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

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations and interest rate swaps at December 31, 2005.  For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date.  For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contract maturity date.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contracts.

								Fair
						There-		Value at
(dollars in millions)	2006	2007	2008	2009	2010	after	Total	12/31/2005
Long-term debt at variable rate:
Principal by expected maturity	$231.8	$304.5	$461.3				$997.6	$997.6
Avg. principal outstanding	$945.5	$597.9	$115.3
Approx. avg. margin over Eurodollar rate	2.29%	2.02%	2.75%

Long-term debt at fixed rate:
Principal by expected maturity		$300.0	$250.0	$1,000.0	$250.0	$2,442.0	$4,242.0	$4,359.1
Avg. principal outstanding	$4,242.0	$4,079.5	$3,806.6	$2,757.8	$2,556.6	$2,442.0
Avg. interest rate	8.05%	8.05%	8.07%	7.83%	7.82%	7.83%

Interest rate swaps (pay variable/receive fixed):
Notional by expected maturity		$300.0	$250.0		$250.0	$450.0	$1,250.0	$(34.0)
Avg. notional outstanding	$1,250.0	$1,087.5	$814.6	$700.0	$564.6	$450.0
Avg. pay rate margin over U.S. LIBOR	3.75%	3.64%	3.52%	3.52%	3.60%	3.70%
Avg. fixed receive rate	7.88%	7.85%	7.89%	7.98%	8.10%	8.25%

The Company believes the near term exposure to interest rate risk of its debt obligations and interest rate swaps has not changed materially since December 31, 2004.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  The Company believes it can mitigate a portion of this risk by passing commodity cost changes through to customers.  In addition, the Company enters into commodity futures contracts related to forecasted natural gas and fuel oil requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and fuel oil and the related volatility in cash flows.  The Company continually evaluates the natural gas and fuel oil market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  Significant transactions related to commodity price risk are as follows:

•                  At December 31, 2005, the Company had entered into commodity futures contracts for approximately 62% (approximately 14,780,000 MM BTUs) of its expected North American natural gas usage for full year of 2006 and approximately 15% (approximately 3,600,000 MM BTUs) for the full year of 2007.

•                  At December 31, 2005, the Company had also entered into commodity futures contracts for substantially all of its expected western European fuel oil usage (approximately 43,500 metric tons) for the first quarter of 2006.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2005 and 2004.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) consolidation among competitors and customers, (10) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the performance by customers of their obligations under purchase agreements, and (13) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc.’s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

For the years ended December 31, 2005, 2004, and 2003:

Consolidated Results of Operations
Consolidated Share Owners’ Equity
Consolidated Cash Flows

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of results of operations, share owner’s equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index included in Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Toledo, Ohio
March 15, 2006

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Illinois Group, Inc.

Dollars in millions Years ended December 31,	2005	2004	2003
Revenues:
Net sales	$7,079.0	$6,128.4	$4,975.6
Royalties and net technical assistance	16.9	21.1	17.5
Equity earnings	22.6	27.8	27.1
Interest	16.6	15.3	20.4
Other	54.6	70.8	25.2
	7,189.7	6,263.4	5,065.8
Costs and expenses:
Manufacturing, shipping, and delivery	5,719.5	4,918.4	3,967.9
Research and development	29.8	25.4	29.9
Engineering	35.6	33.6	34.7
Selling and administrative	488.1	402.3	320.9
Interest	466.7	474.9	429.8
Other	533.6	45.9	270.6
	7,273.3	5,900.5	5,053.8
Earnings (loss) from continuing operations before items below	(83.6)	362.9	12.0
Provision for income taxes	416.1	73.6	23.8
	(499.7)	289.3	(11.8)
Minority share owners’ interests in earnings of subsidiaries	35.9	32.9	25.8

Earnings (loss) from continuing operations	(535.6)	256.4	(37.6)
Net earnings (loss) of discontinued operations	63.0	64.0	(660.7)

Net (loss) earnings	$(472.6)	$320.4	$(698.3)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS   Owens-Illinois Group, Inc.

Millions of dollars
December 31,	2005	2004
Assets
Current assets:
Cash, including time deposits of $117.0 ($175.9 in 2004)	$246.6	$277.9
Short-term investments	51.9	27.6
Receivables, less allowances of $47.4 ($50.3 in 2004) for losses and discounts	1,006.2	821.3
Inventories	940.4	1,117.7
Prepaid expenses	37.2	96.8
Total current assets	2,282.3	2,341.3
Other assets:
Equity investments	114.9	117.1
Repair parts inventories	170.3	192.2
Prepaid pension	988.1	962.5
Deposits, receivables, and other assets	443.3	430.2
Goodwill	2,369.2	3,009.1
Total other assets	4,085.8	4,711.1
Property, plant, and equipment:
Land, at cost	240.0	165.2
Buildings and equipment, at cost:
Buildings and building equipment	1,045.3	945.0
Factory machinery and equipment	4,620.4	4,821.2
Transportation, office, and miscellaneous equipment	123.6	139.2
Construction in progress	116.7	185.7
	6,146.0	6,256.3
Less accumulated depreciation	2,993.5	2,758.6
Net property, plant, and equipment	3,152.5	3,497.7
Total assets	$9,520.6	$10,550.1

Millions of dollars
December 31,	2005	2004
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans	$26.3	$18.2
Accounts payable	843.0	857.8
Salaries and wages	153.0	178.4
U.S. and foreign income taxes	32.6	53.8
Other accrued liabilities	357.0	454.0
Long-term debt due within one year	252.0	174.3
Total current liabilities	1,663.9	1,736.5

Long-term debt	5,022.0	5,172.0

Deferred taxes	441.1	267.1

Nonpension postretirement benefits	277.1	285.6

Other liabilities	737.3	879.2

Commitments and contingencies

Minority share owners’ interests	181.5	169.6

Share owner’s equity:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Other contributed capital	1,272.3	1,360.5
Retained earnings	161.3	633.9
Accumulated other comprehensive income (loss)	(235.9)	45.7
Total share owner’s equity	1,197.7	2,040.1
Total liabilities and share owner’s equity	$9,520.6	$10,550.1

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNER’S EQUITY   Owens-Illinois Group, Inc.

Millions of dollars
Years ended December 31,	2005	2004	2003

Other contributed capital
Balance at beginning of year	$1,360.5	$1,451.7	$1,593.9
Net distribution to Parent	(88.2)	(91.2)	(142.2)
Balance at end of year	1,272.3	1,360.5	1,451.7

Retained earnings
Balance at beginning of year	633.9	313.5	1,011.8
Net earnings (loss)	(472.6)	320.4	(698.3)
Balance at end of year	161.3	633.9	313.5

Accumulated other comprehensive income (loss)
Balance at beginning of year	45.7	(243.1)	(583.6)
Foreign currency translation adjustments	(288.9)	317.4	361.0
Change in minimum pension liability, net of tax	(7.2)	(27.5)	(19.3)
Change in fair value of certain derivative instruments, net of tax	14.5	(1.1)	(1.2)
Balance at end of year	(235.9)	45.7	(243.1)

Total share owner’s equity	$1,197.7	$2,040.1	$1,522.1

Total comprehensive income (loss)
Net earnings (loss)	$(472.6)	$320.4	$(698.3)
Foreign currency translation adjustments	(288.9)	317.4	361.0
Change in minimum pension liability, net of tax	(7.2)	(27.5)	(19.3)
Change in fair value of certain derivative instruments, net of tax	14.5	(1.1)	(1.2)
Total	$(754.2)	$609.2	$(357.8)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Illinois Group, Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003
Operating activities:
Earnings (loss) from continuing operations	$(535.6)	$256.4	$(37.6)
Non-cash charges (credits):
Depreciation	480.2	436.0	391.9
Amortization of intangibles	27.8	23.8	21.4
Amortization of deferred finance fees	16.0	15.0	14.4
Deferred tax provision (credit)	(26.0)	(39.9)	(25.2)
Impairment of goodwill	494.0
Deferred tax valuation reserve	306.6
Mark to market effect of natural gas hedge contracts	(3.8)	(4.9)
Write-down of equity investment			50.0
Restructuring costs and writeoffs of certain assets			115.5
Loss on sale of long-term notes receivable			37.4
Loss on sale of certain closures assets			41.3
Gains on asset sales	(28.1)	(51.6)
Other	21.8	(62.0)	(50.3)
Change in non-current operating assets	(29.0)	(9.8)	(7.5)
Reduction of non-current liabilities	(69.5)	(25.6)	(13.4)
Change in components of working capital	18.3	180.9	(40.5)
Cash provided by continuing operating activities	672.7	718.3	497.4
Cash provided by discontinued operating activities		65.2	48.1
Total cash provided by operating activities	672.7	783.5	545.5
Investing activities:
Additions to property, plant and equipment - continuing	(404.1)	(436.7)	(344.4)
Additions to property, plant and equipment - discontinued		(25.1)	(87.1)
Acquisitions, net of cash acquired	(11.6)	(630.3)
Proceeds from sale of long-term notes receivable			163.0
Net cash proceeds from divestitures and other	167.0	1,430.9	66.7
Cash provided by (utilized in) investing activities	(248.7)	338.8	(201.8)
Financing activities:
Additions to long-term debt	555.1	2,125.1	2,154.5
Repayments of long-term debt	(627.9)	(2,611.3)	(1,799.9)
Net change in payable to parent	(112.4)	(274.1)	(263.5)
Distribution to parent	(169.4)	(167.7)	(210.3)
Increase (decrease) in short-term loans	11.6	(23.2)	(28.0)
Net payments for debt-related hedging activity	(98.0)	(25.9)	(123.1)
Payment of finance fees and debt retirement costs	(1.0)	(34.4)	(44.5)
Cash utilized in financing activities	(442.0)	(1,011.5)	(314.8)
Effect of exchange rate fluctuations on cash	(13.3)	3.7	8.1
Increase (decrease) in cash	(31.3)	114.5	37.0
Cash at beginning of year	277.9	163.4	126.4
Cash at end of year	$246.6	$277.9	$163.4

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1.  Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Illinois Group, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the blow-molded plastic container business divested in 2004 have been presented as a discontinued operation.

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

Nature of Operations   The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments.  The Company’s principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries.  Sales of the Glass Containers product segment were 89% of the Company’s 2005 consolidated sales.  The Company has glass container operations located in 22 countries, while the plastics packaging products operations are located in 5 countries.  The principal markets and operations for the Company’s glass products are in North America, Europe, South America, and Australia.  The Company’s principal product lines in the Plastics Packaging product segment include healthcare containers, closures and prescription containers.  Major markets for the Company’s plastics packaging products include the United States health care market.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly.  For further information on certain of the Company’s significant estimates relative to contingent liabilities, see Note 17.

Cash   The Company defines “cash” as cash and time deposits with maturities of three months or less when purchased.  Outstanding checks in excess of funds on deposit are included in accounts payable.

Fair Values of Financial Instruments   The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value.  In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Derivative Instruments  The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.

Whenever possible, derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In accordance with FAS No. 104, cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 8 for additional information related to derivative instruments.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Foreign Currency Translation   The assets and liabilities of most subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owner’s equity.

Accounts Receivable   Receivables are stated at amounts estimated by management to be the net realizable value.  The Company charges off accounts receivable when it becomes apparent based upon age or customer circumstances that amounts will not be collected.

Allowance for Doubtful Accounts   The allowance for doubtful accounts is established through charges to the provision for bad debts.  The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis.  The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk.

New Accounting Standards  In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the required service.  FAS No. 123R is effective for the Company beginning January 1, 2006.

Under FAS No. 123R’s provisions, there are two transition alternatives: the modified-prospective method and the modified-retrospective method.  Under the modified-prospective method, the Company would be required to recognize compensation cost in the financial statements beginning on January 1, 2006.  Under the modified-retrospective method, the Company would be required to restate the financial statements of prior periods by recognizing the same amount of compensation cost as previously reported in the pro forma footnote disclosures under FAS No. 123.  Management expects to adopt the provisions of FAS No. 123R using the modified-prospective method.  The pre-tax expense expected to be recorded in 2006 related to options outstanding at December 31, 2005 is $4.5 million.

In May 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting a change in accounting principle.  The statement requires changes in accounting principle to be applied retrospectively to prior periods’ financial statements.  The statement also redefines “restatement” as being the correction of an error. FAS No. 154 is effective for the Company beginning after January 1, 2006.  The Company will apply FAS No. 154 as required.

Stock Options   The Company participates in four equity compensation plans of OI Inc., which are described more fully in Note 11.    The Company has adopted the disclosure-only provisions for stock options (intrinsic value method) of FAS No. 123, “Accounting for Stock-Based Compensation.”  All options have been granted at prices equal to the market price of OI Inc.’s common stock on the date granted.  Accordingly, the Company recognizes no compensation expense related to stock options.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net earnings (loss) would have been as follows:

	2005	2004	2003
Net earnings (loss):
As reported	$(472.6)	$320.4	$(698.3)
Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7.0)	(6.8)	(5.6)
Additional valuation allowance on deferred tax assets	(4.3)
Pro forma	$(483.9)	$313.6	$(703.9)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected life of options	4.75 years	5 years	5 years
Expected stock price volatility	73.9%	73.9%	72.7%
Risk-free interest rate	4.2%	2.7%	3.1%
Expected dividend yield	0.0%	0.0%	0.0%

2.  Changes in Components of Working Capital Related to Operations   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2005	2004	2003
Decrease (increase) in current assets:
Short-term investments	$(23.7)	$(0.6)	$(9.1)
Receivables	(24.5)	61.5	13.7
Inventories	73.0	106.7	(23.7)
Prepaid expenses	(4.0)	36.4	2.0
Increase (decrease) in current liabilities:
Accounts payable	47.8	75.3	(13.3)
Accrued liabilities	(18.4)	(107.7)	(77.1)
Salaries and wages	(7.5)	9.9	(15.1)
U.S. and foreign income taxes	(24.4)	(36.5)	27.6
	$18.3	$145.0	$(95.0)

Continuing operations	18.3	180.9	(40.5)
Discontinued operations		(35.9)	(54.5)
	$18.3	$145.0	$(95.0)

3.  Inventories   Major classes of inventory are as follows:

	2005	2004
Finished goods	$779.6	$929.9
Work in process	3.5	6.4
Raw materials	91.1	100.1
Operating supplies	66.2	81.3
	$940.4	$1,117.7

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $40.6 million and $28.7 million at December 31, 2005 and 2004, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2005 and 2004 were approximately $780.3 million and $922.4 million, respectively.

4.  Equity Investments   Summarized information pertaining to the Company’s equity associates follows:

	2005	2004
At end of year:
Equity in undistributed earnings:
Foreign	$27.6	$18.9
Domestic	17.6	17.6

Total	$45.2	$36.5

	2005	2004	2003
For the year:
Equity in earnings:
Foreign	$9.0	$17.8	$17.2
Domestic	13.6	10.0	9.9
Total	$22.6	$27.8	$27.1
Dividends received	$11.0	$12.8	$31.1

5.  Long-Term Debt   The following table summarizes the long-term debt of the Company at December 31, 2005 and 2004:

	2005	2004

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$30.1
Term Loans:
A1 Term Loan	223.9	315.0
B1 Term Loan	220.8	226.8
C1 Term Loan	185.6	190.6
C2 Term Loan (€46.3 million at Dec. 31, 2005)	54.9	64.7
Accounts receivable securitization:
European program	231.8
Asia Pacific program	80.6
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	436.6	444.1
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million at Dec. 31, 2005)	267.0	306.4
Senior Subordinated Notes:
10.25%, due 2009		17.4
9.25%, due 2009 (€0.4 million at Dec. 31, 2005)	0.5	0.6
Payable to OI Inc.	1,032.7	1,158.6
Other	64.6	117.0
	5,274.0	5,346.3
Less amounts due within one year	252.0	174.3

Long-term debt	$5,022.0	$5,172.0

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous credit agreement. On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the first quarter.

At December 31, 2005, the Agreement included a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also included a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. At December 31, 2005, the Company’s subsidiary borrowers had unused credit of $511.0 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or a reserve adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 2.25% to 2.75% for Eurodollar loans and 1.25% to 1.75% for Base Rate loans.  The interest rate on Overdraft Account loans is the Base Rate.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2005 was 5.96%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian subsidiary, as discussed in Note 9, the weighted average interest rate at December 31, 2005 was 6.76%.  While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.9 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

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

During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million.  The notes bear interest at 6.75%, and are due December 1, 2014.  Both series of notes are guaranteed by the Company and substantially all of its domestic subsidiaries.  The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes.  The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of OI Inc.’s $350.0 million 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009.  As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $28.3 million for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rates on borrowings on the European program were 5.0% for the UK and Italy, and 3.9%

for France at December 31, 2005.  The weighted average interest rates on borrowings on the Asia pacific program were 6.5% for the Australian program, and 8.5% for New Zealand program at December 31, 2005.  These programs have maturity dates ranging from October of 2006 through September of 2008.

Amounts paid to OI Inc. above equal OI Inc.’s total indebtedness.  Interest costs on amounts payable to OI Inc. are charged to the Company in the same amount as incurred by OI Inc. The Company and a principal subsidiary of the Company guarantee the senior notes and debentures of OI Inc. on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed by the Company at December 31, 2005 was $1,058.0 million.

Annual maturities for all of the Company’s long-term debt through 2010 are as follows: 2006, $252.0 million; 2007, $532.7 million; 2008, $794.6 million; 2009, $1,007.2 million; and 2010, $249.7 million.

Interest paid in cash, including note repurchase premiums in 2004 and 2003, aggregated $450.9 million for 2005, $548.8 million for 2004, and $458.8 million for 2003.

Fair values at December 31, 2005, of the Company’s significant fixed rate debt obligations were as follows:

		Indicated
		Market
	Principal Amount	Price	Fair Value	Hedge Value
	(millions of		(millions of	(millions of
	dollars)		dollars)	dollars)
Senior Secured Notes:
8.875%, due 2009	$1,000.0	104.25	$1,042.5
7.75%, due 2011	450.0	104.00	468.0
8.75%, due 2012	625.0	107.50	671.9
Senior Notes:
8.25%, due 2013	450.0	102.75	462.4	436.6
6.75%, due 2014	400.0	96.00	384.0
6.75%, due 2014 (€225 million)	267.0	102.00	272.3
Senior Subordinated Notes:
9.25%, due 2009 (€0.4 million)	0.5	100.00	0.5

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings and equipment operating leases was $81.9 million in 2005, $89.8 million in 2004, and $85.0 million in 2003.  Minimum future rentals under operating leases are as follows:  2006, $73.3 million; 2007, $52.7 million; 2008, $36.4 million; 2009, $23.6 million; and 2010, $17.3 million; and 2011 and thereafter, $23.0 million.

7.  Foreign Currency Translation   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.8 million in 2005, $(9.5) million in 2004, and $2.2 million in 2003.

8.  Derivative Instruments   At December 31, 2005, the Company has the following derivative instruments related to its various hedging programs:

Hedges of Debt

At the end of 2005, the Company’s subsidiary in Australia had an agreement that swaps a total of U.S. $175.0 million of borrowings into 251.8 million Australian dollars.   This derivative instrument swaps the principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate.  This agreement has a maturity date of March 2006.

The Company’s subsidiaries in Australia, Canada and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency.  These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.  For the year ended December 31, 2005, the amount not offset was immaterial.

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

The Company accounts for the above cross-currency swap on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above cross-currency swap is accounted for as a cash flow hedge at December 31, 2005.  At December 31, 2005, an unrecognized gain of $10.5 million was included in OCI related to this cross-currency swap.  The ineffectiveness related to this hedge for year ended December 31, 2005 was not material.

The Company has also entered into a foreign currency exchange contract in Europe to swap €37.5 million into $47.3 million U.S. dollars related to anticipated fuel oil purchases for 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap mitigates foreign currency exchange rate risk relating to approximately 93% of the anticipated 2006 fuel oil purchases in western Europe.  Changes in the fair value of this contract are recognized in current earnings.

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

The following selected information relates to fair value swaps at December 31, 2005 (based on a projected U.S. LIBOR rate of 4.8618%):

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(5.2)
Senior Notes due 2008	250.0	7.35%	3.5%	(6.0)
Senior Debentures due 2010	250.0	7.50%	3.2%	(6.1)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(13.4)

Total	$1,050.0			$(30.7)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas and fuel oil requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and fuel oil and the related volatility in cash flows.  The Company continually evaluates the natural gas and fuel oil market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2005, the Company had entered into commodity futures contracts for approximately 62% (approximately 14,780,000 MM BTUs) of its expected North American natural gas usage for full year of 2006 and approximately 15% (approximately 3,600,000 MM BTUs) for the full year of 2007.  At December 31, 2005, the Company had also entered into commodity futures contracts for substantially all of its expected western European fuel oil usage (approximately 43,500 metric tons) for the first quarter of 2006.

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

With the exception of the European fuel oil contracts, the above futures contracts are accounted for as cash flow hedges at December 31, 2005.

At December 31, 2005, an unrecognized gain of $26.2 million ($17.0 million after tax), related to the domestic commodity futures contracts, was included in OCI.  The ineffectiveness related to these natural gas hedges for 2005 was not material.  Changes in the fair value of the western European commodity futures contracts are recognized in current earnings.

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

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) other accrued liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability (net of tax)	Change in Certain Derivative Instruments (net of tax)	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2003	$(520.3)	$26.0	$(91.5)	$2.2	$(583.6)
2003 Change	365.6	(4.6)	(19.3)	(1.2)	340.5
Balance on December 31, 2003	(154.7)	21.4	(110.8)	1.0	(243.1)
2004 Change	326.1	(8.7)	(27.5)	(1.1)	288.8
Balance on December 31, 2004	171.4	12.7	(138.3)	(0.1)	45.7
2005 Change	(288.9)		(7.2)	14.5	(281.6)
Balance on December 31, 2005	$(117.5)	$12.7	$(145.5)	$14.4	$(235.9)

The 2004 change in exchange rate fluctuations includes $52.4 million related to the sales of the blow-molded plastics business and the 20% investment in Consol Glass.

The change in minimum pension liability for 2005, 2004, and 2003 was net of tax of $0.1 million, $8.1 million and $1.4 million, respectively.  The change in minimum pension liability for 2005 included $(14.8) million ($19.5 million pretax) of translation effect on the minimum pension liability recorded in prior years.  The change in minimum pension liability for 2004 included $9.0 million ($12.6 million pretax) of translation effect on the minimum pension liability recorded in prior years.  The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

The change in certain derivative instruments for 2005, 2004 and 2003 was net of tax of $9.2 million, $0.5 million, and $0.7 million, respectively.

10.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Accrued postretirement benefits	$89.3	$93.4
Tax loss and credit carryovers	639.2	471.0
Capital loss carryovers	391.3	405.2
Alternative minimum tax credits	21.2	21.7
Accrued liabilities	203.1	189.8
Other	31.3	31.2
Total deferred tax assets	1,375.4	1,212.3

Deferred tax liabilities:
Property, plant and equipment	251.7	273.9
Prepaid pension costs	293.5	277.3
Inventory	29.3	33.4
Other	90.3	51.8
Total deferred tax liabilities	664.8	636.4
Valuation allowance	(1,043.9)	(731.2)
Net deferred taxes	$(333.3)	$(155.3)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004

Prepaid expenses	$5.9	$65.7
Deposits, receivables, and other assets	101.9	46.1
Deferred taxes	(441.1)	(267.1)

Net deferred taxes	$(333.3)	$(155.3)

The provision for income taxes consists of the following:

	2005	2004	2003

Current:
U.S. Federal	$—	$—	$—
State	1.6	3.0	1.6
Foreign	133.9	101.6	55.3

	135.5	104.6	56.9

Deferred:
U.S. Federal	214.0	(29.2)	(17.2)
State	11.8	6.1	(6.1)
Foreign	(12.4)	(20.5)	(1.8)

	213.4	(43.6)	(25.1)

Total:
U.S. Federal	214.0	(29.2)	(17.2)
State	13.4	9.1	(4.5)
Foreign	121.5	81.1	53.5

	$348.9	$61.0	$31.8

Total for continuing operations	$416.1	$73.6	$23.8
Total for discontinued operations	(67.2)	(12.6)	8.0
	$348.9	$61.0	$31.8

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2005	2004	2003

Domestic	$(52.7)	$(51.2)	$(167.4)
Foreign	(30.9)	414.1	179.4

	$(83.6)	$362.9	$12.0

Discontinued operations	2005	2004	2003

Domestic	$(4.2)	$45.2	$(670.4)
Foreign		6.2	17.7

	$(4.2)	$51.4	$(652.7)

Income taxes paid in cash were as follows:

	2005	2004	2003

Domestic	$12.2	$1.9	$1.4
Foreign	112.9	98.8	51.1

	$125.1	$100.7	$52.5

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2005	2004	2003

Pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$(29.3)	$127.0	$4.2
Increase (decrease) in provision for income taxes due to:
Goodwill impairment	172.9
Valuation allowance	306.6
Write-down of equity investment			17.5
State taxes, net of federal benefit	6.7	3.1	(3.1)
Rate differences on international earnings	(28.2)	(25.0)	(16.0)
Ardagh note			11.1
Australian tax consolidation	(2.8)	(33.1)
Adjustment for non-U.S. tax law changes	(7.1)		(7.6)
Other items	(2.7)	1.6	17.7

Provision for income taxes	$416.1	$73.6	$23.8

At December 31, 2005, the Company has unused net operating losses, capital losses, and research tax credits expiring from 2007 to 2026.

The Company also has unused alternative minimum tax credits which do not expire and which will be available to offset future U.S. Federal income tax.

At December 31, 2005, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,385.4 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

During the fourth quarter of 2005, the Company recorded an additional valuation allowance of $306.6 million because of the near-term effects on U. S. profitability of significant interest expense, rising energy costs, other cost increases and continued OI Inc. asbestos-related payments. These changes in circumstances would have increased the beginning-of-year valuation allowance by approximately $170 million.

The October 2004 sale of the blow-molded plastic business resulted in a substantial capital loss, only a small portion of which was utilized to offset otherwise taxable capital gains.  Because of the significant amount and limited life of the remaining unused capital loss, a full valuation allowance of approximately $361 million was established in 2004 to offset the tax benefit.

Valuation allowances approximating $140 million (including approximately $85 million related to the 2004 acquisition of BSN Glasspack, S.A.) were established in allocation of the costs of acquisitions.  Any future reductions of these components will result in reductions of goodwill.

During 2005, the Company recorded a benefit of $61.8 million from discontinued operations resulting from the reversal of an accrual for potential tax liabilities related to a previous divestiture. The accrual was no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.

11.  Stock Options and Other Stock Based Compensation   The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. or may be granted restricted common shares of OI Inc.

For options granted prior to March 31, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant.  In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 30, 2005, no options may be exercised in whole or in part during the first year after the date granted.  In general, subject change of control, options become exercisable 25% per year beginning on the first anniversary.  In general, options expire following termination of employment or the seventh anniversary of the option grant.

All options have been granted at prices equal to the market price of OI Inc.’s common stock on the date granted.  Accordingly, under the disclosure-only provisions of FAS 123, the Company recognized no compensation expense related to the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described in the accounting policies note on stock options.

During 2005, employees of the Company were awarded 238,136 performance vested units under the OI Inc. plans.  As soon as practicable after 2007, holders of each unit will receive a number of shares ranging from .5 shares to 1.5 shares, depending upon the attainment of established performance goals.  Failure to meet minimum goals will result in forfeiture of the shares. Granted but unvested shares are forfeited upon termination of employment.  The Company expensed approximately $1.3 million related to these units in 2005.

During 2005, 2004 and 2003 OI Inc. certain key employees of the Company were awarded shares of restricted stock under the OI Inc. plans.  Shares granted to employees prior to March 31, 2005, generally vest upon retirement.  Shares granted to employees after March 30, 2005, vest 25% per year beginning on the first anniversary.  Granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

The fair value of restricted shares is amortized to expense ratably over the vesting period and amounted to $5.5 million, $3.9 million, and $2.6 million in 2005, 2004, and 2003, respectively.

12.  Pension Benefit Plans   Net expense (credits) to results of operations for all of the Company’s pension plans and certain deferred compensation arrangements amounted to $15.4 million in 2005, $27.0 million in 2004, and $(17.8) million in 2003.

The Company has defined benefit pension plans covering substantially all employees located in the United States, the United Kingdom, the Netherlands, Canada, Australia, Germany and France.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.  The following tables relate to the Company’s principal defined benefit pension plans.

The changes in the pension benefit obligations for the year were as follows:

	2005	2004

Obligations at beginning of year	$3,754.5	$3,090.0

Change in benefit obligations:
Service cost	51.7	56.9
Interest cost	199.7	197.0
Actuarial loss, including effect of changing discount rates	179.5	190.4
Acquisitions		448.8
Divestitures		(35.2)
Participant contributions	9.4	7.7
Benefit payments	(250.3)	(281.2)
Plan amendments	2.8	(44.6)
Foreign currency translation	(123.7)	119.3
Other		5.4

Net increase in benefit obligations	69.1	664.5

Obligations at end of year	$3,823.6	$3,754.5

The changes in the fair value of the pension plans’ assets for the year were as follows:

	2005	2004
Fair value at beginning of year	$3,510.1	$2,869.9

Change in fair value
Actual gain on plan assets	403.9	482.4
Acquisitions		285.1
Benefit payments	(250.3)	(281.2)
Employer contributions	43.7	63.8
Participant contributions	9.4	7.7
Foreign currency translation	(85.4)	82.4
Net increase in fair value of assets	121.3	640.2
Fair value at end of year	$3,631.4	$3,510.1

The funded status of the pension plans at year end was as follows:

	2005	2004
Plan assets at fair value	$3,631.4	$3,510.1
Projected benefit obligations	3,823.6	3,754.5
Plan assets less than projected benefit obligations	(192.2)	(244.4)

Net unrecognized items:
Actuarial loss	1,073.7	1,080.0
Prior service cost	6.9	(5.5)
	1,080.6	1,074.5
Net amount recognized	$888.4	$830.1

The Net amount recognized is included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004
Prepaid pension	$988.1	$962.5
Accrued pension, included with other liabilities	(163.2)	(205.5)
Minimum pension liability, included with other liabilities	(143.7)	(134.7)
Intangible asset, included with deposits and other assets	9.4	12.2
Accumulated other comprehensive income	197.8	195.6
Net amount recognized	$888.4	$830.1

The accumulated benefit obligation for all defined benefit pension plans was $3,495.4 million and $3,470.2 million at December 31, 2005 and 2004, respectively.

The components of the net pension expense (credit) for the year were as follows:

	2005	2004	2003
Service cost	$51.7	$56.9	$48.8
Interest cost	199.7	197.0	179.1
Expected asset return	(296.6)	(289.5)	(275.1)

Amortization:
Prior service cost	(0.3)	6.0	6.8
Loss	49.5	38.3	10.5
Net amortization	49.2	44.3	17.3
Net expense (credit)	$4.0	$8.7	$(29.9)

Total for continuing operations	$4.0	$6.3	$(29.9)
Total for discontinued operations		2.4
	$4.0	$8.7	$(29.9)

The following selected information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2005	2004
Projected benefit obligations	$1,353.2	$1,317.3
Fair value of plan assets	961.2	906.8

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2005	2004
Accumulated benefit obligations	$876.3	$1,197.9
Fair value of plan assets	621.5	906.8

The weighted average assumptions used to determine benefit obligations were as follows:

	2005	2004
Discount rate	5.30%	5.52%
Rate of compensation increase	4.54%	4.40%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2005	2004	2003

Discount rate	5.52%	6.10%	6.52%
Rate of compensation increase	4.40%	4.71%	4.72%
Expected long-term rate of return on assets	8.10%	8.35%	8.71%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (credits) is based on the average remaining service of employees.

As of December 31, 2005, the Company recorded an additional minimum pension liability for the pension plan in the United Kingdom in addition to the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company decreased the minimum pension liability by $4.6 million, reduced the intangible asset by $1.4 million, and decreased accumulated other comprehensive loss by $3.2 million.

As of December 31, 2005, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company increased the minimum pension liability by $13.2 million, reduced the intangible asset by $0.1 million, and increased accumulated other comprehensive loss by $13.3 million.

As of December 31, 2005, the Company recorded an additional minimum pension liability for the pension plan in Germany.  Pursuant to this requirement, the Company recorded a minimum pension liability of $11.9 million and increased accumulated other comprehensive loss by $11.9 million.

For 2005, the Company’s weighted average expected long-term rate of return on assets was 8.10%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2004), which was in line with the expected long-term rate of return assumption for 2005.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target Allocation Ranges
	Actual Allocation
Asset Category	2005	2004

Equity securites	64%	61%	56 - 66%
Debt securities	29%	29%	26 - 36%
Real estate	7%	7%	2 - 12%
Other		3%	0 - 2%
Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets for both the U.S. and non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The Company expects to contribute $48.9 million to its defined benefit pension plans in 2006.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2006	$232.3
2007	228.2
2008	230.3
2009	233.5
2010	232.3
2011 - 2015	1,195.9

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $7.7 million in 2005, $7.1 million in 2004, and $6.8 million in 2003.

13.  Postretirement Benefits Other Than Pensions   The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees, substantially all employees in Canada and in the Netherlands.  Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.  The Company uses a December 31 measurement date to measure its Postretirement Benefit Obligations.

The changes in the postretirement benefit obligations for the year were as follows:

	2005	2004
Obligations at beginning of year	$340.9	$380.8

Change in benefit obligations:
Service cost	4.5	4.3
Interest cost	18.5	21.0
Actuarial gain (loss), including the effect of changing discount rates	(1.6)	5.3
Acquisitions		21.0
Plan amendments		(63.7)
Benefit payments	(32.6)	(33.8)
Foreign currency translation	(0.6)	6.0
Net change in benefit obligations	(11.8)	(39.9)
Obligations at end of year	$329.1	$340.9

The funded status of the postretirement benefit plans at year end was as follows:

	2005	2004
Projected postretirement benefit obligations	$329.1	$340.9

Net unrecognized items:
Prior service credit	40.9	45.2
Actuarial loss	(92.9)	(100.5)
	(52.0)	(55.3)
Nonpension accumulated postretirement benefit obligations	$277.1	$285.6

The components of the net postretirement benefit cost for the year were as follows:

	2005	2004	2003
Service cost	$4.5	$4.3	$3.6
Interest cost	18.5	21.0	23.3

Amortization:
Prior service credit	(4.3)	(6.8)	(13.0)
Loss	5.5	4.7	3.7
Net amortization	1.2	(2.1)	(9.3)
Net postretirement benefit cost	$24.2	$23.2	$17.6
Total for continuing operations	24.2	21.3	17.3
Total for discontinued operations		1.9	0.3
	$24.2	$23.2	$17.6

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.45% and 5.67% at December 31, 2005 and 2004, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.67%, 6.21%, and 6.72% at December 31, 2005, 2004, and 2003, respectively.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2005	2004

Health care cost trend rate assumed for next year	8.31%	9.19%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.64%	5.66%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost	$2.2	$(1.8)
Effect on accumulated postretirement benefit obligations	23.2	(19.2)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2006	$21.5
2007	21.4
2008	21.2
2009	21.3
2010	21.4
2011 - 2015	107.6

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.6 million in 2005, $7.6 million in 2004, and $8.7 million in 2003.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.  Other Revenue  Other revenue in 2005 includes $28.1 million (pre-tax and after tax) for the sale of the Company’s Corsico, Italy glass container facility.

Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

15.  Other Costs and Expenses  Other costs and expenses for the year ended December 31, 2005 included the following:

•      During the fourth quarter of 2005 the Company recorded a charge of $494.0 million to write down a portion of the goodwill in its Asia Pacific Glass business unit. See Note 19 for more information.

•      Manufacturing costs for the first quarter of 2005 included a favorable adjustment of approximately $10.0 million to the Company’s accruals for self insured risks.

•      Manufacturing costs for the second quarter of 2005 included a favorable adjustment for depreciation and amortization in connection with finalizing the fair values of the BSN Glasspack assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of approximately $6.5 million.

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

•      In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region.  The review was completed during the fourth quarter of 2003.  The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets.   The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed.  As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values.  Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins.  In addition, the Company’s PET container business has lost a significant amount of business in the past few years.  The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business.

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

•      In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory.  Production at the factory was suspended in June 2003 following a major leak in its only glass furnace.  As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003.  The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company’s workforce.  Substantially all of the closing costs were paid out by the end of 2005.

•      In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory.  This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand.  As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.  The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company’s workforce.  Substantially all of the closing costs were paid out by the end of 2005.

•      In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory.  This closing was part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand.  The Perth plant’s western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate.  As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company’s workforce.  The closing costs were paid out by the end of 2005.

Selected information related to glass container factory closings is as follows:

	Hayward	Milton	Total

Plant closing charges	$28.5	$20.1	$48.6
Write-down of assets to net realizable value	(12.2)	(6.4)	(18.6)
Net cash paid	(4.1)	(1.7)	(5.8)
Remaining accruals related to plant closing charges as of December 31, 2003	12.2	12.0	24.2
Net cash paid	(2.7)	(4.4)	(7.1)
Other, principally translation	2.5	(2.8)	(0.3)
Remaining accruals related to plant closing charges as of December 31, 2004	12.0	4.8	16.8
Net cash paid	2.8	(0.9)	1.9
Other	(4.1)	(0.5)	(4.6)
Remaining accruals related to plant closing charges as of December 31, 2005	$10.7	$3.4	$14.1

16.  Additional Interest Charges from Early Extinguishment of Debt  During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2004, the Company recorded additional interest charges of $28.3 million ($18.5 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $7.1 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2003, the Company recorded additional interest charges of $13.2 million ($8.2 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s previous bank credit agreement.

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

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

	2005	2004	2003
Pending at beginning of year	35,000	29,000	24,000
Disposed	12,000	9,000	21,000
Filed	9,000	15,000	26,000

Pending at end of year	32,000	35,000	29,000

Based on an analysis of the claims and lawsuits pending as of December 31, 2005, approximately 89% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 10% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of December 31, 2005 there are approximately 22,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc.. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2005, has disposed of the asbestos claims of approximately 325,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $91 million at December 31, 2005 ($91 million at December 31, 2004) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $2.99 billion through 2005, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

OI Inc. has continued to monitor trends which may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc.  OI Inc. expects that the total asbestos-related cash payments will be moderately lower in 2006 compared to 2005 and will continue to decline thereafter as the preexisting but presently unasserted claims withheld under the claims handling agreements are presented to OI Inc. and as the number of potential future claimants continues to decrease.  The material components of OI Inc.’s accrued liability are based on amounts estimated by OI Inc. in connection with its annual comprehensive review and consist of the following: (i) the reasonably probable contingent liability for asbestos claims already asserted against OI Inc., (ii) the contingent liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel, (iii) the contingent liability for asbestos claims not yet asserted against OI Inc., but which OI Inc.  believes it is reasonably probable will be asserted in the next several years, to the degree that an estimation as to future claims is possible, and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

    e)  the extent of actions by courts and legislatures to eliminate, reduce or permit the diversion of financial resources for unimpaired claimants and so-called forum shopping;

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

The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.’s asbestos-related payments cannot be estimated with certainty.  OI Inc.’s reported results of operations for 2005 were materially affected by the $135.0 million fourth quarter charge and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s and OI Inc.’s cost of borrowing and their ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

18.  Segment Information   The Company operates in the rigid packaging industry.  The Company has two reportable product segments within the rigid packaging industry:  (1) Glass Containers and (2) Plastics Packaging.  The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region.  Following the sale of a substantial portion of the Company’s blow-molded plastic container operations which was completed on October 7, 2004, the Plastics Packaging segment consists of healthcare packaging, and closures and specialty products.

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

Financial information regarding the Company’s product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Costs	Consoli- dated Totals
Net sales:
2005	$6,266.9	$812.1	$7,079.0		$7,079.0
2004	5,366.1	762.3	6,128.4		6,128.4
2003	4,182.9	792.7	4,975.6		4,975.6

Segment Operating Profit:
2005	$790.8	$127.2	$918.0	$(89.4)	$828.6
2004	759.6	115.0	874.6	(102.2)	772.4
2003	658.8	98.7	757.5	(91.9)	665.6

Items excluded from Segment Operating Profit:

2005:
Gain on the sale of the Corsico, Italy glass container facility	$28.1		$28.1		$28.1
Mark to market effect of certain commodity futures contracts	3.8		3.8		3.8
Goodwill impairment	(494.0)		(494.0)		(494.0)
2004:
Gain on the sale of certain real property	20.6		20.6		20.6
Italian Specialty Glass gain	31.0		31.0		31.0
Mark to market effect of certain commodity futures contracts	4.9		4.9		4.9
Restructuring of a life insurance program				(6.4)	(6.4)
2003:
Write-down of equity investment	(50.0)		(50.0)		(50.0)
Capacity curtailment charges	(72.5)		(72.5)		(72.5)
Write-down of Plastics Packaging assets in the Asia Pacific region		$(43.0)	(43.0)		(43.0)
Loss on the sale of certain closures assets		(41.3)	(41.3)		(41.3)
Loss on the sale of notes receivable	(37.4)		(37.4)		(37.4)

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained	Consolidated Totals
Depreciation and amortization expense:
2005	$465.3	$49.5	$514.8	$9.2	$524.0
2004	407.5	55.4	462.9	11.9	474.8
2003	351.3	62.9	414.2	13.5	427.7

Total assets (1):
2005	$7,575.7	$754.0	$8,329.7	$1,190.9	$9,520.6
2004	8,579.4	789.3	9,368.7	1,181.4	10,550.1
2003	6,277.2	895.8	7,173.0	2,291.4	9,464.4

Capital expenditures (2):
2005 Continuing	$366.2	$31.1	$397.3	$6.8	$404.1
2004 Continuing	405.7	30.4	436.1	0.6	436.7
Discontinued		25.1	25.1		25.1
2003 Continuing	296.8	50.2	347.0	(2.6)	344.4
Discontinued		87.1	87.1		87.1

(1)  Assets of discontinued operations for 2003 are included in eliminations and other retained.

(2)  Excludes property, plant and equipment acquired through acquisitions.

Financial information regarding the Company’s geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2005	$2,701.4	$2,840.0	$844.7	$692.9	$7,079.0
2004	2,551.6	2,138.8	870.9	567.1	6,128.4
2003	2,492.9	1,197.0	798.8	486.9	4,975.6
Segment Operating Profit:
2005	$345.0	$279.4	$136.3	$157.3	$918.0
2004	365.1	242.3	142.1	125.1	874.6
2003	379.2	164.5	118.9	94.9	757.5
Items excluded from Segment Operating Profit:
2005:
Gain on the sale of the Corsico, Italy glass container facility		$28.1			$28.1
Mark to market effect of certain commodity futures contracts	$3.8				3.8
Goodwill impairment			$(494.0)		(494.0)
2004:
Gain on the sale of certain real property		20.6			20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	4.9				4.9
2003:
Write-down of equity investment	(50.0)				(50.0)
Capacity curtailment charges	(48.6)		(23.9)		(72.5)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of certain closures assets	(41.3)				(41.3)
Loss on the sale of notes receivable		(37.4)			(37.4)

The Company’s net property, plant and equipment by geographic segment are as follows (includes assets of discontinued operations in 2003):

	United States	Foreign	Total
2005	$1,025.5	$2,127.0	$3,152.5
2004	988.1	2,509.6	3,497.7
2003	1,614.9	1,772.1	3,387.0

The Company’s net sales by geographic segment are as follows:

	United States	Foreign	Total
2005	$2,330.7	$4,748.3	$7,079.0
2004	2,194.5	3,933.9	6,128.4
2003	2,156.8	2,818.8	4,975.6

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2004 – 10.7%, and 2003 – 11.7%), France (2005 – 13.8%), and Australia (2004 – 10.6%, and 2003 – 12.0%).

Reconciliations to consolidated totals are as follows:

	2005	2004	2003
Revenues:
Net sales for reportable segments	$7,079.0	$6,128.4	$4,975.6
Royalties and net technical assistance	16.9	21.1	17.5
Equity earnings	22.6	27.8	27.1
Interest income	16.6	15.3	20.4
Other revenue	54.6	70.8	25.2

Total	$7,189.7	$6,263.4	$5,065.8

Reconciliation of Segment Operating Profit to earnings (loss) before income taxes, and minority share owners’ interest in earnings of subsidiaries:
Segment Operating Profit for reportable segments	$918.0	$874.6	$757.5
Items excluded from Segment Operating Profit	(462.1)	56.5	(244.2)
Eliminations and other retained items, excluding certain items below	(89.4)	(102.2)	(91.9)
Items excluded from eliminations and other retained items		(6.4)
Interest expense	(466.7)	(474.9)	(429.8)
Interest income	16.6	15.3	20.4

Total	$(83.6)	$362.9	$12.0

19.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Glass Containers	Plastics Packaging	Total
Balance as of January 1, 2003	$1,652.6	$1,038.6	$2,691.2
Write-down of goodwill - discontinued operations		(670.0)	(670.0)
Translation effects	285.5		285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)	0.5	(26.5)
Balance as of December 31, 2003	1,911.1	369.1	2,280.2
Goodwill acquired during the year	696.0		696.0
Translation effects	165.6		165.6
Sale of discontinued operations		(151.1)	(151.1)
Other changes	18.4		18.4
Balance as of December 31, 2004	2,791.1	218.0	3,009.1
Translation effects	(160.9)		(160.9)
Write-down of goodwill	(494.0)		(494.0)
Other changes, principally adjustments to finalize acquisition purchase price	15.0		15.0
Balance as of December 31, 2005	$2,151.2	$218.0	$2,369.2

During the fourth quarter of 2003, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its consumer products reporting unit.  The consumer products unit operates in a highly competitive and fragmented industry.  During the course of 2003, a number of the product lines within this reporting unit experienced price reductions, principally as a result of the Company’s strategy to preserve and expand market share.  The reduced pricing, along with continued capital expenditures, caused the Company to lower its earnings and cash flow projections for the consumer products reporting unit for several years following the measurement date (October 1, 2003) resulting in an estimated fair value for the unit that was lower than its book value.  Following a review of the valuation of the unit’s identifiable assets, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill.

During the fourth quarter of 2004, the Company completed its annual impairment testing and determined that no impairment existed.

During the fourth quarter of 2005, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows, principally as a result of competitive pricing pressures in the Company’s Australian glass operations, caused the decline in the business enterprise value.  Following a review of the valuation of the unit’s identifiable assets, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for 2004 and 2003 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

	Year ended December 31,
	2004	2003
Revenue:

Net sales	$875.3	$1,083.4
Other revenue	7.7	9.0
	883.0	1,092.4
Costs and expenses:

Manufacturing, shipping and delivery	754.6	949.3
Research, development and engineering	16.0	20.2
Selling and administrative	23.7	33.8
Interest	45.1	60.8
Other	22.9	681.0
	862.3	1,745.1
Earnings (loss) before items below	20.7	(652.7)

Provision for income taxes	27.1	8.0
Gain on sale of discontinued operations	70.4

Net earnings (loss) from discontinued operations	$64.0	$(660.7)

Other costs and expenses for the year ended December 31, 2003 included an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit, all of which was attributable to the discontinued operations.

The sale of the blow-molded plastic business resulted in a substantial capital loss, primarily related to previous goodwill write downs that were not deductible when recorded.  The 2004 gain on the sale of discontinued operations of $70.4 million includes a credit for income taxes of $39.7 million, representing the tax benefit from offsetting a portion of the loss against otherwise taxable capital gains.

Discontinued operations of $63.0 million for 2005 includes $61.8 million for a benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.  The balance of $1.2 million relates to an adjustment of the 2004 gain on the sale of the blow-molded plastic container operations principally from finalizing certain tax allocations.

21.  Acquisition of BSN Glasspack, S.A.   On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “BSN Acquisition”).  Total consideration for the BSN Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the BSN Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The BSN Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

The BSN Acquisition was part of the Company’s overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing leverage and cost reductions.   This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006.

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

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 50% of these payments were made by the end of 2005 and the Company expects that most of the balance will be paid in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with activity translated from Euros into dollars at the December 31, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)

Remaining European restructuring accrual as of December 31, 2005	$80.9

The total purchase cost of approximately $1.3 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date:

June 21, 2004
Inventories	$294.3
Accounts receivable	197.7
Other current assets (excluding cash acquired)	31.8
Total current assets	523.8
Goodwill	716.6
Other long-term assets	85.4
Net property, plant and equipment	762.1
Assets acquired	$2,087.9
Accounts payable and other current liabilities	(425.4)
Other long-term liabilities	(387.5)
Aggregate purchase costs	$1,275.0

The assets above include $48.1 million of intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million (€110.9 million) for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

22.  Pro Forma Information - Acquisition of BSN Glasspack, S.A.   Had the Acquisition described in Note 21 and the related financing described in Note 5 occurred at the beginning of each respective period, pro forma consolidated net sales and net earnings would have been as follows:

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

The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million.  The 2004 and 2003 earnings include estimated amortization related to the $48.1 million of intangible assets recorded for customer relationships.   At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004 and $3.6 million (net of tax) for 2003.

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

The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services.  For the period from January 1, 2005 through December 13, 2005, the Company received $1.2 billion from the sale of receivables to the fund and paid interest of approximately $6.9 million.

Prior to December 2005, the transfer of the receivables to the fund was deemed to be a sale for U.S. GAAP purposes.  Effective December 13, 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

24.  Financial Information for Subsidiary Guarantors and Non-Guarantors   The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the 8 7/8%, 8 ¾% and 7 ¾% Senior Secured Notes of the Issuer and the 8 ¼%, 6 ¾%, and 6 ¾% Euro Senior Notes of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	December 31, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$82.2	$66.8	$857.2	$—	$1,006.2
Inventories		129.7	50.0	760.7		940.4
Other current assets		5.5	59.3	270.9		335.7
Total current assets	—	217.4	176.1	1,888.8	—	2,282.3

Investments in and advances to subsidiaries	2,247.7	3,222.6	(46.6)		(5,423.7)	—
Goodwill		562.0	223.4	1,583.8		2,369.2
Other non-current assets		212.8	1,087.4	423.1	(6.7)	1,716.6
Total other assets	2,247.7	3,997.4	1,264.2	2,006.9	(5,430.4)	4,085.8
Property, plant and equipment, net		695.7	329.8	2,127.0		3,152.5
Total assets	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$334.9	$120.2	$932.2	$(1.7)	$1,385.6
Short-term loans and long-term debt due within one year				278.3		278.3
Total current liabilities	—	334.9	120.2	1,210.5	(1.7)	1,663.9
Long-term debt	1,050.0	3,382.0	6.8	583.2		5,022.0
Other non-current liabilities and minority interests		95.0	494.0	1,042.1	5.9	1,637.0
Investments by and advances from parent		1,098.6	1,149.1	3,186.9	(5,434.6)	—
Share owner’s equity	1,197.7					1,197.7
Total liabilities and share owner’s equity	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

	December 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$63.4	$55.9	$702.0	$—	$821.3
Inventories		152.2	64.4	901.7	(0.6)	1,117.7
Other current assets		(0.2)	86.3	316.0	0.2	402.3
Total current assets	—	215.4	206.6	1,919.7	(0.4)	2,341.3
Investments in and advances to subsidiaries	3,202.5	4,242.9	(59.3)		(7,386.1)	—
Goodwill		567.8	235.4	2,205.9		3,009.1
Other non-current assets		220.0	1,057.6	431.5	(7.1)	1,702.0
Total other assets	3,202.5	5,030.7	1,233.7	2,637.4	(7,393.2)	4,711.1
Property, plant and equipment, net		647.2	340.9	2,509.6		3,497.7
Total assets	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1
Current liabilities :
Accounts payable and accrued liabilities	$—	$242.6	$274.8	$1,030.0	$(3.4)	$1,544.0
Short-term loans and long-term debt due within one year	112.4		0.1	80.0		192.5
Total current liabilities	112.4	242.6	274.9	1,110.0	(3.4)	1,736.5
Long-term debt	1,050.0	3,478.7	11.0	632.3		5,172.0
Other non-current liabilities and minority interests		83.5	381.3	1,131.9	4.8	1,601.5
Investments by and advances from parent		2,088.5	1,114.0	4,192.5	(7,395.0)	—
Share owner’s equity	2,040.1					2,040.1
Total liabilities and share owner’s equity	$3,202.5	$5,893.3	$1,781.2	$7,066.7	$(7,393.6)	$10,550.1

	Year ended December 31, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$1,661.9	$700.5	$4,794.9	$(78.3)	$7,079.0

Interest			2.3	14.3		16.6

Equity earnings from subsidiaries	(535.6)	(192.9)	4.3		724.2	—

Other equity earnings		8.9	4.0	9.7		22.6
Other revenue		52.7	7.6	55.8	(44.6)	71.5
Total revenue	(535.6)	1,530.6	718.7	4,874.7	601.3	7,189.7

Manufacturing, shipping, and delivery		1,395.7	531.2	3,910.2	(117.6)	5,719.5
Research, engineering, selling, administrative, and other		96.2	147.3	843.6		1,087.1
Net intercompany interest	(85.0)	(28.7)	57.0	56.7		—
Other interest expense	85.0	286.7	2.0	93.0		466.7
Total costs and expense	—	1,749.9	737.5	4,903.5	(117.6)	7,273.3

Earnings (loss) from continuing operations before items below	(535.6)	(219.3)	(18.8)	(28.8)	718.9	(83.6)

Provision (benefit) for income taxes		3.1	289.4	125.3	(1.7)	416.1

Minority share owners’ interests in earnings of subsidiaries				34.5	1.4	35.9
Earnings from continuing operations	(535.6)	(222.4)	(308.2)	(188.6)	719.2	(535.6)

Net earnings from discontinued operations	63.0		63.0		(63.0)	63.0
Net earnings	$(472.6)	$(222.4)	$(245.2)	$(188.6)	$656.2	$(472.6)

	Year ended December 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non– Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,620.4	$615.7	$3,970.6	$(78.3)	$6,128.4

Interest		0.1	1.5	13.7		15.3

Equity earnings from subsidiaries	256.4	301.1	10.1		(567.6)	—

Other equity earnings		10.9	10.3	6.6		27.8
Other revenue		56.6	33.8	68.5	(67.0)	91.9

Total revenue	256.4	1,989.1	671.4	4,059.4	(712.9)	6,263.4

Manufacturing, shipping, and delivery		1,341.4	472.3	3,220.1	(115.4)	4,918.4
Research, engineering, selling, administrative, and other		101.6	150.3	255.1	0.2	507.2
Net intercompany interest	(68.6)	(36.9)	79.9	25.6		—
Other interest expense	68.6	248.6	2.3	155.4		474.9

Total costs and expense	—	1,654.7	704.8	3,656.2	(115.2)	5,900.5

Earnings (loss) from continuing operations before items below	256.4	334.4	(33.4)	403.2	(597.7)	362.9

Provision (benefit) for income taxes		46.8	(34.2)	60.7	0.3	73.6

Minority share owners’ interests in earnings of subsidiaries				31.3	1.6	32.9

Earnings from continuing operations	256.4	287.6	0.8	311.2	(599.6)	256.4

Net earnings from discontinued operations	64.0		61.8	2.2	(64.0)	64.0

Net earnings	$320.4	$287.6	$62.6	$313.4	$(663.6)	$320.4

	Year ended December 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,597.0	$608.8	$2,871.9	$(102.1)	$4,975.6

Interest		0.7	1.4	18.3		20.4

Equity earnings from subsidiaries	(37.6)	42.8	8.3		(13.5)	—

Other equity earnings		8.1	10.7	8.3		27.1
Other revenue		49.3	3.8	21.6	(32.0)	42.7

Total revenue	(37.6)	1,697.9	633.0	2,920.1	(147.6)	5,065.8

Manufacturing, shipping, and delivery		1,322.2	457.4	2,320.1	(131.8)	3,967.9
Research, engineering, selling, administrative, and other		115.0	188.4	352.8	(0.1)	656.1
Net intercompany interest	(59.5)	3.0	45.6	10.9		—
Other interest expense	59.5	238.2	15.7	116.4		429.8

Total costs and expense	—	1,678.4	707.1	2,800.2	(131.9)	5,053.8

Earnings (loss) from continuing operations before items below	(37.6)	19.5	(74.1)	119.9	(15.7)	12.0

Provision (credit) for income taxes		(0.6)	(29.3)	54.2	(0.5)	23.8

Minority share owners’ interests in earnings of subsidiaries				24.7	1.1	25.8

Earnings from continuing operations	(37.6)	20.1	(44.8)	41.0	(16.3)	(37.6)

Net (loss) earnings from discontinued operations	(660.7)		(670.8)	10.1	660.7	(660.7)

Net (loss) earnings	$(698.3)	$20.1	$(715.6)	$51.1	$644.4	$(698.3)

	Year ended December 31, 2005
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(294.6)	$276.9	$641.9	$48.5	$672.7

Investing Activities:
Additions to property, plant, and equipment		(131.3)	(36.3)	(236.5)		(404.1)
Acquisitions, net of cash acquired				(11.6)		(11.6)
Proceeds from sales		6.9	(38.7)	198.8		167.0

Cash used in investing activities	—	(124.4)	(75.0)	(49.3)	—	(248.7)

Financing Activities:
Net change in payable to OI Inc.	(112.4)					(112.4)
Net distribution to OI Inc.	(169.4)					(169.4)
Change in intercompany transactions	281.8	456.1	(199.3)	(490.1)	(48.5)	0.0
Change in short term debt				11.6		11.6
Payments of long term debt		(417.2)	(10.8)	(199.9)		(627.9)
Borrowings of long term debt		381.1	6.6	167.4		555.1
Net payments for debt-related hedging activity				(98.0)		(98.0)
Payment of finance fees		(1.0)				(1.0)

Cash provided by (used in) financing activities	—	419.0	(203.5)	(609.0)	(48.5)	(442.0)
Effect of exchange rate change on cash				(13.3)		(13.3)

Net change in cash	—	0.0	(1.6)	(29.7)	—	(31.3)
Cash at beginning of period	—	—	32.2	245.7	—	277.9

Cash at end of period	$—	$0.0	$30.6	$216.0	—	$246.6

	Year ended December 31, 2004
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows

Cash provided by operating activities	$—	$156.0	$30.4	$662.3	$(65.2)	$783.5

Investing Activities:
Additions to property, plant, and equipment		(130.7)	(48.7)	(282.4)		(461.8)
Acquisitions, net of cash acquired				(630.3)		(630.3)
Proceeds from sales		2.8	1,182.5	245.6		1,430.9

Cash provided by (used in) investing activities	—	(127.9)	1,133.8	(667.1)	—	338.8

Financing Activities:
Net change in payable to OI Inc.	(274.1)					(274.1)
Net distribution to OI Inc.	(167.7)					(167.7)
Change in intercompany transactions	441.8	(125.9)	(1,149.0)	768.6	64.5	—
Change in short term debt				(23.2)		(23.2)
Payments of long term debt		(1,320.4)	(0.3)	(1,290.6)		(2,611.3)
Borrowings of long term debt		1,443.7	10.5	670.9		2,125.1
Net payments for debt-related hedging activity				(25.9)		(25.9)
Payment of finance fees		(25.7)		(8.7)		(34.4)
Cash provided by (used in) financing activities	—	(28.3)	(1,138.8)	91.1	64.5	(1,011.5)
Effect of exchange rate change on cash				3.7		3.7

Net change in cash	—	(0.2)	25.4	90.0	(0.7)	114.5
Cash at beginning of period	—	0.2	6.8	155.7	0.7	163.4

Cash at end of period	$—	$(0.0)	$32.2	$245.7	(0.0)	$277.9

	Year ended December 31, 2003
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by operating activities	$—	$62.8	$15.3	$417.6	$49.8	$545.5

Investing Activities:
Additions to property, plant, and equipment		(60.4)	(110.6)	(260.5)		(431.5)
Proceeds from sale of notes receivable				163.0		163.0
Acquisitions, net of cash acquired						—
Proceeds from sales		4.2	46.3	16.2		66.7

Cash used in investing activities	—	(56.2)	(64.3)	(81.3)	—	(201.8)

Financing Activities:
Net change in payable to OI Inc.	(263.5)					(263.5)
Net distribution to OI Inc.	(210.3)					(210.3)
Change in intercompany transactions	473.8	(1,385.3)	699.0	261.6	(49.1)	(0.0)
Change in short term debt				(28.0)		(28.0)
Payments of long term debt		(642.6)	(666.6)	(490.7)		(1,799.9)
Borrowings of long term debt		1,974.6		179.9		2,154.5
Net payments for debt-related hedging activity		74.2		(197.3)		(123.1)
Payment of finance fees		(27.4)	(0.8)	(16.3)		(44.5)

Cash provided by (used in) financing activities	—	(6.5)	31.6	(290.8)	(49.1)	(314.8)

Effect of exchange rate change on cash				8.1		8.1
Net change in cash	—	0.1	(17.4)	53.6	0.7	37.0

Cash at beginning of period	—	0.1	24.2	102.1	—	126.4

Cash at end of period	$—	$0.2	$6.8	$155.7	$0.7	$163.4

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2005 and 2004:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date

Net sales	$1,663.3	$1,852.7	$1,807.5	$1,755.5	$7,079.0
Gross profit	$374.8	$377.8	$334.0	$272.9	$1,359.5

Earnings (loss) from continuing operations (a)	117.5	86.2	56.6	(795.9)	(535.6)
Net earnings of discontinued operations (b)			63.0		63.0
Net earnings (loss)	$117.5	$86.2	$119.6	$(795.9)	$(472.6)

(a)                                  Amount for the first quarter includes a gain of $28.4 million ($17.0 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the first quarter includes a gain of $28.1 million (pretax and after tax) from the sale of the Company’s glass container facility in Corsico, Italy.

Amount for the second quarter includes a loss of $7.0 million ($4.0 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the third quarter includes a loss of $8.2 million ($4.9 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the third quarter includes a benefit of $5.3 million from the reversal of an accrual for potential tax liabilities related to a previous divestiture.  The accrual is no longer required based on the Company’s reassessment of the potential liabilities.

Amount for the fourth quarter includes charges totaling $810.0 ($499.8 million after tax) for the following: (1) $494.0 million (pretax and after tax) to write down goodwill in the Asia-Pacific Glass unit; (2) $306.6 million to record a valuation allowance related to accumulated deferred tax assets in the U.S.; and (3) $9.4 million ($5.8 million after tax) from the mark to market effect of natural gas hedge contracts.

(b)                                 Amount for the third quarter consists principally of a benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture. The accrual is no longer required based on the Company’s reassessment of the potential liabilities.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date

Net sales	$1,267.6	$1,417.3	$1,717.8	$1,725.7	$6,128.4
Gross profit	$257.4	$284.0	$339.1	$329.5	$1,210.0

Earnings (loss) from continuing operations (c)	47.2	83.9	73.1	52.2	256.4
Net earnings (loss) of discontinued operations	7.6	(1.3)	3.3	54.4	64.0
Net earnings	$54.8	$82.6	$76.4	$106.6	$320.4

(c)                                  Amount for the first quarter includes a gain of $8.9 million ($5.8 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the second quarter includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property.

Amount for the second quarter includes a gain of $0.9 million ($0.6 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the third quarter includes a gain of $11.3 million ($7.4 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the fourth quarter includes a gain of $31.0 million ($13.1 million after tax) for the sale of certain real property.

Amount for fourth quarter includes charges totaling $53.4 million ($36.1 million after tax) for the following:(1) $28.0 million ($18.3 million after tax) for note repurchase premiums; (2) $16.2 million ($10.6 million after tax) from the mark to market effect of natural gas hedge contracts; (3) $6.4 million ($5.4 million after tax) for restructuring a life insurance program in order to comply with recent statutory and tax regulation changes; and (4) $2.8 million ($1.8 million after tax) for write-off of finance fees related to debt that was repaid prior to its maturity.

Amount for the fourth quarter includes a benefit of $33.1 million for a tax consolidation in the Australian glass business.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Owens-Illinois Group, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  However, all internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens-Illinois Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Owens-Illinois Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Owens-Illinois Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Owens-Illinois Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of results of operations, share owner’s equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Toledo, Ohio
March 15, 2006

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(i) Registrant

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

For the years ended December 31, 2005, 2004, and 2003

Consolidated Results of Operations
Consolidated Share Owners’ Equity
Consolidated Cash Flows

Notes to the Consolidated Financial Statements

Exhibit Index

Financial Statement Schedule

For the years ended December 31, 2005, 2004, and 2003:

II - Valuation and Qualifying Accounts (Consolidated)

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

(ii) Separate Financial Statements of Affiliates Whose Securities Are
Pledged As Collateral

EXHIBIT INDEX

S-K Item 601 No.		Document

3.1	—	Certificate of Incorporation of OII Group, Inc., dated as of March 10, 1987 (filed as Exhibit 3.95 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

3.2	—

Certificate of Amendment of Certificate of Incorporation of OII Group, Inc., dated as of March 24, 1987 (filed as Exhibit 3.96 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

3.3	—

Certificate of Ownership Merging OIB Consumers Glass Inc. into Owens-Illinois Group, Inc., dated as of June 29, 1990 (filed as Exhibit 3.97 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

3.4	—

Certificate of Ownership and Merger Merging OIB Finance FTS Inc. into Owens-Illinois Group, Inc., dated as of December 30, 1991 (filed as Exhibit 3.98 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

3.5	—	Form of Bylaws for Owens-Illinois Group, Inc. (filed as Exhibit 3.117 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

4.1	—

Indenture dated as of May 15, 1997, between Owens-Illinois, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).

4.2	—

Officers’ Certificate, dated May 16, 1997, establishing the terms of the 8.10% Senior Notes due 2007; including the Form of 8.10% Senior Note due 2007 (filed as Exhibits 4.3 and 4.5, respectively, to Owens-Illinois, Inc.’s Form 8-K dated May 16, 1997, File No. 1-9576, and incorporated herein by reference).

4.3	—

Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 15, 1997 Indenture) (filed as Exhibit 4.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

4.4	—

Second Supplemental Indenture, dated as of May 27, 2003, among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 15, 1997 Indenture) (filed as Exhibit 4.12 to Owens-Brockway Glass Container Inc. registration statement on Form S-4 dated June 24, 2003, File No. 333-106399, and incorporated herein by reference).

4.5	—

Indenture dated as of May 20, 1998, between Owens-Illinois, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.6	—

Officers’ Certificate, dated May 20, 1998, establishing the terms of the 7.35% Senior Notes due 2008; including the Form of 7.35% Senior Note due 2008 (filed Exhibits 4.3 and 4.7, respectively, to Owens-Illinois, Inc.’s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.7	—

Officers’ Certificate, dated May 20, 1998, establishing the terms of the 7.50% Senior Notes due 2010; including the Form of 7.50% Senior Note due 2010 (filed as Exhibits 4.4 and 4.8, respectively, to Owens-Illinois, Inc.’s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.		Document

4.8	—

Officers’ Certificate, dated May 20, 1998, establishing the terms of the 7.80% Senior Notes due 2018; including the Form of 7.80% Senior Note due 2018 (filed as Exhibits 4.5 and 4.9, respectively, to Owens-Illinois, Inc.’s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.9	—

Supplemental Indenture, dated as of June 26, 2001 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (May 20, 1998 Indenture) (filed as Exhibit 4.1 to Owens-Illinois Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

4.10	—

Second Supplemental Indenture, dated as of December 1, 2004 among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Inc.’s Form 8-K dated December 1, 2004, File No. 1-9576, and incorporated herein by reference).

4.11	—

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Convertible Preferred Stock of Owens-Illinois, Inc., dated May 15, 1998 (filed as Exhibit 4.10 to Owens-Illinois Inc.’s Form 8-K dated May 20, 1998, File No. 1-9576, and incorporated herein by reference).

4.12	—

Third Amended and Restated Secured Credit Agreement, dated as of October 7, 2004, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.2 to Owens-Illinois Inc.’s Form 8-K dated October 7, 2004, File No. 1-9576, and incorporated herein by reference).

4.13	—

First Amendment to Third Amended and Restated Secured Credit Agreement, dated as of June 13, 2005, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2005, File No. 1-9576, and incorporated herein by reference).

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

First Amendment to Amended and Restated Intercreditor Agreement, dated as of March 15, 2004, by and among Deutsche Bank Trust Company Americas, as administrative agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document

4.16	—

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

First Amendment to Amended and Restated Pledge Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 33-13061, and incorporated herein by reference).

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

First Amendment to Amended and Restated Security Agreement, dated as of March 15, 2004, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 33-13061, and incorporated herein by reference).

4.20	—

Indenture, dated as of January 24, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

4.21	—

First Supplemental Indenture, dated as of January 24, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

4.22	—

Second Supplemental Indenture, dated as of August 5, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group Inc.’s Form 10-Q for the quarter ended September 30, 2002, File No. 33-13061, and incorporated herein by reference).

4.23	—

Third Supplemental Indenture, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-103263, and incorporated herein by reference).

4.24	—

Additional Supplemental Indenture, dated as of December 18, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-103263, and incorporated herein by reference).

S-K Item 601 No.		Document

4.25	—

Fourth Supplemental Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).

4.26	—

Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Owens-Illinois Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).

4.27	—

Indenture, dated as of December 1, 2004, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.26 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-123960, and incorporated herein by reference).

10.1*	—

Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 1998, File No. 1-9576, and incorporated herein by reference).

10.2*	—

First Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2000, File No. 1-9576, and incorporated herein by reference).

10.3*	—

Second Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-9576, and incorporated herein by reference).

10.4*	—

Third Amendment to Amended and Restated Owens-Illinois Supplemental Retirement Benefit Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-9576, and incorporated herein by reference).

10.5*	—

Form of Employment Agreement between Owens-Illinois, Inc. and various Employees (filed as Exhibit 10(m) to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1987, File No. 1-9576, and incorporated herein by reference).

10.6*	—

Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.20 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).

10.7*	—

First Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.13 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.8*	—

Second Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

10.9*	—

Third Amendment to Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended September 30, 2000, File No. 1-9576, and incorporated herein by reference.)

S-K Item 601 No.		Document

10.10*	—

Form of Non-Qualified Stock Option Agreement for use under the Second Amended and Restated Stock Option Plan for Key Employees of Owens-Illinois, Inc. (filed as Exhibit 10.21 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1994, File No. 1-9576, and incorporated herein by reference).

10.11*	—

Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.16 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1993, File No. 1-9576, and incorporated herein by reference).

10.12*	—

First Amendment to Amended and Restated Owens-Illinois, Inc. Performance Award Plan (filed as Exhibit 10.4 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 1997, File No. 1-9576, and incorporated herein by reference).

10.13*	—

Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.26 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.14*	—

First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.15*	—

Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).

10.16*	—

Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

10.17*	—

First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).

10.18*	—

Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

10.19*	—

Employment agreement between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.20*	—

Amendment dated March 10, 2005 to the employment agreement between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.27 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.21*	—

Restricted Stock Agreement under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.22*	—

Non-Qualified Stock Option Agreement under the Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.		Document

10.23*	—

2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.24*	—	Owens-Illinois, Inc. Incentive Bonus Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.25*	—

Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.26*	—

Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.27*	—

Second Amended and Restated Owens-Illinois, Inc. Senior Management Incentive Plan (filed as Exhibit 10.34 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.28*	—	Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.28 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.29*	—

Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.29 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.30*	—

Form of Restricted Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.30 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.31*	—

Form of Phantom Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.31 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.32*	—

Form of Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

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

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)              Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2005 and 2004, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2005, 2004 and 2003.

2)              Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2005 and 2004, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2005, 2004 and 2003.

3)              Financial statements of OI Plastic Products FTS, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2005 and 2004, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2005, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Toledo, Ohio
March 15, 2006

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Packaging, Inc.

Dollars in millions Years ended December 31,	2005	2004	2003

Revenues:
Net sales	$6,356.4	$5,522.3	$4,409.0
Other revenue	103.8	131.6	86.5

	6,460.2	5,653.9	4,495.5
Costs and expenses:
Manufacturing, shipping, and delivery	5,169.2	4,455.3	3,549.6
Research and development	15.3	15.2	15.7
Engineering	36.1	34.1	35.5
Selling and administrative	361.9	267.2	197.8
Net intercompany interest	28.7	0.6	30.6
Other interest expense	379.5	403.7	352.9
Other	525.4	48.1	219.3

	6,516.1	5,224.2	4,401.4

Earnings (loss) before items below	(55.9)	429.7	94.1

Provision for income taxes	130.6	109.1	48.2

Minority share owners’ interests in earnings of subsidiaries	35.9	33.0	25.8

Net earnings (loss)	$(222.4)	$287.6	$20.1

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Packaging, Inc.

Dollars in millions December 31,	2005	2004

Assets
Current assets:
Cash, including time deposits of $104.0 ($149.0 in 2004)	$243.9	$251.6
Receivables including amount from related parties of $0.8 ($0.1 in 2004), less allowances of $25.7 ($29.0 in 2004) for losses and discounts	939.9	761.0
Inventories	889.2	1,051.7
Prepaid expenses	31.3	62.9

Total current assets	2,104.3	2,127.2

Other assets:
Equity investments	102.2	106.9
Repair parts inventories	162.7	185.2
Prepaid pension	17.1	18.5
Deposits, receivables, and other assets	397.2	384.4
Goodwill	2,159.7	2,799.6

Total other assets	2,838.9	3,494.6

Property, plant, and equipment:
Land, at cost	229.5	155.0
Buildings and equipment, at cost:
Buildings and building equipment	905.6	804.2
Factory machinery and equipment	4,070.2	4,273.5
Transportation, office, and miscellaneous equipment	98.2	103.3
Construction in progress	89.1	167.7

	5,392.6	5,503.7
Less accumulated depreciation	2,576.3	2,352.5

Net property, plant, and equipment	2,816.3	3,151.2

Total assets	$7,759.5	$8,773.0

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Packaging, Inc. (continued)

Dollars in millions December 31,	2005	2004
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$26.3	$18.2
Accounts payable including amount to related parties of $2.2 ($0.5 in 2004)	765.6	774.7
Salaries and wages	141.1	158.0
U.S. and foreign income taxes	107.8	48.9
Other accrued liabilities	253.3	286.7
Long-term debt due within one year	252.0	61.8
Total current liabilities	1,546.1	1,348.3

External long-term debt	3,958.6	4,111.0

Deferred taxes	232.9	209.6

Other liabilities	741.3	845.5

Minority share owners’ interests	182.0	170.1

Net Parent investment:
Investment by and advances from Parent	1,313.9	2,020.6
Accumulated other comprehensive loss	(215.3)	67.9
Total net Parent investment	1,098.6	2,088.5
Total liabilities and net Parent investment	$7,759.5	$8,773.0

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   Owens-Brockway Packaging, Inc.

Dollars in millions Years ended December 31,	2005	2004	2003

Investment by and advances to Parent
Balance at beginning of year	$2,020.6	$997.0	$2,154.0
Net intercompany transactions	(484.3)	736.0	(1,177.1)
Net earnings	(222.4)	287.6	20.1
Balance at end of year	1,313.9	2,020.6	997.0

Accumulated other comprehensive loss
Balance at beginning of year	67.9	(198.3)	(541.0)
Foreign currency translation adjustments	(290.5)	294.8	363.2
Change in minimum pension liability, net of tax	(7.2)	(27.5)	(19.3)
Change in fair value of certain derivative instruments, net of tax	14.5	(1.1)	(1.2)
Balance at end of year	(215.3)	67.9	(198.3)
Total net Parent investment	$1,098.6	$2,088.5	$798.7

Total comprehensive income (loss)
Net earnings (loss)	$(222.4)	$287.6	$20.1
Foreign currency translation adjustments	(290.5)	294.8	363.2
Change in minimum pension liability, net of tax	(7.2)	(27.5)	(19.3)
Change in fair value of certain derivative instruments, net of tax	14.5	(1.1)	(1.2)
Total comprehensive income	$(505.6)	$553.8	$362.8

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   Owens-Brockway Packaging, Inc.

Dollars in millions Years ended December 31,	2005	2004	2003
Operating activities:
Net earnings (loss)	$(222.4)	$287.6	$20.1
Non-cash charges (credits):
Depreciation	431.3	384.0	341.3
Amortization of deferred costs	35.4	35.2	34.2
Deferred tax provision (credit)	(3.1)	11.4	(3.0)
Goodwill impairment	494.0
Restructuring costs and writeoffs of certain assets			165.5
Loss on sale of long-term notes receivable			37.4
Gains on asset sales	(28.1)	(51.6)
Other	(6.4)	(70.0)	(53.9)
Change in non-current operating assets	(14.6)	12.9	(17.5)
Change in non-current liabilities	(58.7)	(10.1)	(8.2)
Change in components of working capital	131.6	181.6	(41.2)
Cash provided by operating activities	759.0	781.0	474.7
Investing activities:
Additions to property, plant and equipment	(366.2)	(407.6)	(312.2)
Acquisitions, net of cash acquired	(11.6)	(630.3)
Proceeds from sale on long-term notes receivable			163.0
Net cash proceeds from divestitures and other	205.7	257.8	20.4
Cash utilized in investing activities	(172.1)	(780.1)	(128.8)
Financing activities:
Additions to long-term debt	537.5	2,114.6	2,154.4
Repayments of long-term debt	(617.1)	(2,611.1)	(1,133.2)
Increase (decrease) in short-term loans	11.5	(23.2)	(28.0)
Net change in intercompany debt	(414.2)	675.8	(1,127.2)
Net payments for debt-related hedging activity	(98.0)	(25.9)	(123.2)
Payment of finance fees	(1.0)	(34.4)	(43.8)
Cash provided by (utilized in) financing activities	(581.3)	95.8	(301.0)
Effect of exchange rate fluctuations on cash	(13.3)	4.3	7.9
Increase (decrease) in cash	(7.7)	101.0	52.8
Cash at beginning of year	251.6	150.6	97.8
Cash at end of year	$243.9	$251.6	$150.6

See Accompanying Notes to Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Brockway Packaging, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost.

Relationship with Owens-Illinois Group, Inc. and Owens-Illinois, Inc.   The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and an indirect subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations   The Company is a leading manufacturer of glass container products. The Company’s principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries.  The Company has glass container operations located in 22 countries. The principal markets and operations for the Company’s glass products are in North America, Europe, South America, and Australia.  One customer accounted for 11.5% of the Company’s sales in 2003.

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

Cash   The Company defines “cash” as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

Fair Values of Financial Instruments   The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value.  In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Derivative Instruments  The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  Whenever possible, derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In accordance with FAS No. 104, cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 9 for additional information related to derivative instruments.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Allowance for Doubtful Accounts   The allowance for doubtful accounts is established through charges to the provision for bad debts.  The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis.  The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk.

New Accounting Standards  In May 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting a change in accounting principle.  The statement requires changes in accounting principle to be applied retrospectively to prior periods’ financial statements.  The statement also redefines “restatement” as being the correction of an error. FAS No. 154 is effective for the Company beginning after January 1, 2006.  The Company will apply FAS No. 154 as required.

Participation in OI Inc. Stock Option Plans   The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. or may be granted restricted common shares of OI Inc.

For options granted prior to March 31, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant.  In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 30, 2005, no options may be exercised in whole or in part during the first year after the date granted.  In general, subject change of control, options become exercisable 25% per year beginning on the first anniversary.  In general, options expire following termination of employment or the seventh anniversary of the option grant.

All options have been granted at prices equal to the market price of OI Inc.’s common stock on the date granted.  Accordingly, under the disclosure-only provisions of FAS 123, the Company recognized no compensation expense related to the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described in the accounting policies note on stock options.

During 2005, OI Inc. awarded 238,136 performance vested units under its equity compensation plans.  As soon as practicable after 2007, holders of each unit will receive a number of shares ranging from .5 shares to 1.5 shares, depending upon the attainment of established performance goals.  Failure to meet minimum goals will result in forfeiture of the shares. Granted but unvested shares are forfeited upon termination of employment.

During 2005, 2004 and 2003 OI Inc. awarded shares of restricted stock to certain key employees under its equity compensation plans  Shares granted to employees prior to March 31, 2005, generally vest upon retirement.  Shares granted to employees after March 30, 2005, vest 25% per year beginning on the first anniversary.  Granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

A substantial number of the options, restricted shares and restricted share units have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.  It is not practicable to determine an amount of additional compensation allocable to the Company for the restricted shares or for the options, had OI Inc. elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123.

2.  Changes in Components of Working Capital Related to Operations Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2005	2004	2003
Decrease (increase) in current assets:
Receivables	$(18.2)	$75.7	$42.9
Inventories	58.1	83.8	(29.1)
Prepaid expenses	(4.7)	32.4	2.7
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	32.4	36.1	(64.2)
Salaries and wages	(2.8)	(0.9)	(6.2)
U.S. and foreign income taxes	66.8	(45.5)	12.7
	$131.6	$181.6	$(41.2)

3.  Inventories   Major classes of inventory are as follows:

	2005	2004
Finished goods	$748.5	$890.6
Work in process	3.5	6.4
Raw materials	74.9	77.5
Operating supplies	62.3	77.2
	$889.2	$1,051.7

If the inventories which are valued on the LIFO method had been valued at standard costs, which  approximate current costs, consolidated inventories would be higher than reported by $20.9 million and $15.1 million, at December 31, 2005 and 2004, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2005 and 2004 were approximately $775.6 million and $917.4 million, respectively.

4.  Equity Investments.  Summarized information pertaining to the Company’s equity associates follows:

	2005	2004
At end of year:
Equity in undistributed earnings:
Foreign	$19.5	$12.9
Domestic	17.6	17.6
Total	$37.1	$30.5

	2005	2004	2003
For the year:
Equity in earnings:
Foreign	$6.8	$15.2	$15.1
Domestic	13.6	10.9	9.9
Total	$20.4	$26.1	$25.0

Dividends received	$11.0	$12.8	$31.1

5.  External Long-Term Debt   The following table summarizes the external long-term debt of the Company at December 31, 2005 and 2004:

	2005	2004
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$30.1
Term Loans
A1 Term Loan	223.9	315.0
B1 Term Loan	220.8	226.8
C1 Term Loan	185.6	190.6
C2 Term Loan (€46.3 million at December 31, 2005)	54.9	64.7
Accounts receivable securitization:
European program	231.8
Asia Pacific program	80.6
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	436.6	444.1
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million at December 31, 2005)	267.0	306.4
Senior Subordinated Notes:
10.25%, due 2009		17.4
9.25%, due 2009 (€0.4 million at December 31, 2005)	0.5	0.6
Other	33.9	102.1
	4,210.6	4,172.8
Less amounts due within one year	252.0	61.8
External long-term debt	$3,958.6	$4,111.0

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”).  The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous credit agreement. On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million.  The proceeds were largely used to repay debt during the first quarter.

At December 31, 2005, the Agreement included a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also included a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. At December 31, 2005, the Company’s subsidiary borrowers had unused credit of $511.0 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or a reserve adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 2.25% to 2.75% for Eurodollar loans and 1.25% to 1.75% for Base Rate loans.  The interest rate on Overdraft Account loans is the Base Rate.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2005 was 5.96%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian subsidiary, as discussed in Note 9, the weighted average interest rate at December 31, 2005 was 6.76%.  While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.4 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and certain stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by the Company and substantially all of its domestic subsidiaries and certain foreign subsidiaries for the term of the Agreement.

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

During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million.  The notes bear interest at 6.75%, and are due December 1, 2014.  Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries.  The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes.  The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of the $350.0 million of OI Inc.’s 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009.  As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $22.8 million for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rates on borrowings on the European program were 5.0% for the UK and Italy, and 3.9% for France at December 31, 2005.  The weighted average interest rates on borrowings on the Asia pacific program were 6.5% for the Australian program, and 8.5% for New Zealand program at December 31, 2005.  These programs have maturity dates ranging from October of 2006 through September of 2008.

Annual maturities for all of the Company’s long-term debt through 2010 are as follows: 2006, $252.0 million; 2007, $231.4 million; 2008, $543.7 million; and 2009, $1004.8 million.  There are no amounts due in 2010.

Interest paid in cash, including note repurchase premiums, aggregated $365.2 million for 2005, $434.7 million for 2004, and $324.8 million for 2003.

Fair values at December 31, 2005, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated Market Price	Fair Value	Hedge Value
	(millions of dollars)		(millions of dollars)	(millions of dollars)
Senior Secured Notes:
8.875%, due 2009	$1,000.0	104.25	$1,042.5
7.75%, due 2011	450.0	104.00	468.0
8.75%, due 2012	625.0	107.50	671.9
Senior Notes:
8.25%, due 2013	450.0	102.75	462.4	$436.6
6.75%, due 2014	400.0	96.00	384.0
6.75%, due 2014 (€225 million)	267.0	201.00	272.3
Senior Subordinated Notes:
9.25%, due 2009 (€0.4 million)	0.5	100.00	0.5

6. Guarantees of Debt  OI Group and the Company guarantee OI Inc.’s senior notes and debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $1,058.0 at December 31, 2005.

7.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $66.5 million in 2005, $66.3 million in 2004, and $68.8 million in 2003.  Minimum future rentals under operating leases are as follows:  2006, $57.5 million; 2007, $47.9 million; 2008, $32.3 million; 2009, $23.4 million; and 2010, $17.2 million; and 2011 and thereafter, $22.9 million.

8.  Foreign Currency Translation   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.8 million in 2005, $(1.4) million in 2004, and $2.2 million in 2003.

9.  Derivative Instruments   At December 31, 2005, the Company has the following derivative instruments related to its various hedging programs:

Hedges of Debt

At the end of 2005, the Company’s subsidiary in Australia had an agreement that swaps a total of U.S. $175.0 million of borrowings into 251.8 million Australian dollars.   This derivative instrument swaps the

principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate.  This agreement has a maturity date of March 2006.

The Company’s subsidiaries in Australia, Canada and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency.  These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings.  For the year ended December 31, 2005, the amount not offset was immaterial.

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

The Company accounts for the above cross-currency swap on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above cross-currency swap is accounted for as a cash flow hedge at December 31, 2005.  At December 31, 2005, an unrecognized gain of $10.5 million was included in OCI related to this cross-currency swap.  The ineffectiveness related to this hedge for year ended December 31, 2005 was not material.

The Company has also entered into a foreign currency exchange contract in Europe to swap €37.5 million into $47.3 million U.S. dollars related to anticipated fuel oil purchases for 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap mitigates foreign currency exchange rate risk relating to approximately 93% of the anticipated 2006 fuel oil purchases in western Europe.  Changes in the fair value of this contract are recognized in current earnings.

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

The following selected information relates to fair value swaps at December 31, 2005 (based on a projected U.S. LIBOR rate of 4.8618%):

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded

OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(5.2)
Senior Notes due 2008	250.0	7.35%	3.5%	(6.0)
Senior Debentures due 2010	250.0	7.50%	3.2%	(6.1)

Notes issued by OBGC:
Senior Notes due 2013	250.0	8.25%	3.7%	(13.4)
Total	$1,050.0			$(30.7)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas and fuel oil requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and fuel oil and the related volatility in cash flows.  The Company continually evaluates the natural gas and fuel oil market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2005, the Company had entered into commodity futures contracts for approximately 62% (approximately 14,780,000 MM BTUs) of its expected North American natural gas usage for full year of 2006 and approximately 15% (approximately 3,600,000 MM BTUs) for the full year of 2007.  At December 31, 2005, the Company had also entered into commodity futures contracts for substantially all of its expected western European fuel oil usage (approximately 43,500 metric tons) for the first quarter of 2006.

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

With the exception of the European fuel oil contracts, the above futures contracts are accounted for as cash flow hedges at December 31, 2005.

At December 31, 2005, an unrecognized gain of $26.2 million ($17.0 million after tax), related to the domestic commodity futures contracts, was included in OCI.  The ineffectiveness related to these natural gas hedges for 2005 was not material.  Changes in the fair value of the western European commodity futures contracts are recognized in current earnings.

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

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) other accrued liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability, Net of Tax	Change in Certain Derivative Instruments, Net of Tax	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2003	$(477.7)	$26.0	$(91.5)	$2.2	$(541.0)

2003 Change	367.7	(4.5)	(19.3)	(1.2)	342.7
Balance on December 31, 2003	(110.0)	21.5	(110.8)	1.0	(198.3)

2004 Change	303.5	(8.7)	(27.5)	(1.1)	266.2
Balance on December 31, 2004	193.5	12.8	(138.3)	(0.1)	67.9

2005 Change	(290.5)		(7.2)	14.5	(283.2)
Balance on December 31, 2005	$(97.0)	$12.8	$(145.5)	$14.4	$(215.3)

The change in minimum pension liability for 2005, 2004, and 2003 was net of tax of $0.1 million, $8.1 million and $1.4 million, respectively.  The change in minimum pension liability for 2005 included $(14.8) million ($19.5 million pretax) of translation effect on the minimum pension liability recorded in prior years.  The change in minimum pension liability for 2004 included $9.0 million ($12.6 million pretax) of translation effect on the minimum pension liability recorded in prior years.  The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

The change in certain derivative instruments for 2005, 2004 and 2003 was net of tax of $9.2 million, $0.5 million, and $0.7 million, respectively.

11.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Tax loss carryovers	$259.2	$251.0
Capital loss carryovers	30.3	30.7
Accrued postretirement benefits	19.8	18.1
Other, principally accrued liabilities	212.7	203.3
Total deferred tax assets	522.0	503.1

Deferred tax liabilities:
Property, plant and equipment	204.2	224.8
Inventory	27.6	32.4
Other	75.6	53.1
Total deferred tax liabilities	307.4	310.3
Valuation allowance	(349.7)	(320.8)
Net deferred tax liabilities	$(135.1)	$(128.0)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004
Prepaid expenses	$3.7	$36.2
Deposits, receivables, and other assets	94.1	45.4
Deferred taxes	(232.9)	(209.6)
Net deferred tax liabilities	$(135.1)	$(128.0)

The provision for income taxes consists of the following:

	2005	2004	2003
Current:
U.S. Federal	$—	$—	$—
State	0.3	0.2	0.3
Foreign	133.4	97.5	50.9
	133.7	97.7	51.2

Deferred:
U.S. Federal	1.7	18.5	0.2
State	8.0	13.1	(1.8)
Foreign	(12.8)	(20.2)	(1.4)
	(3.1)	11.4	(3.0)

Total:
U.S. Federal	1.7	18.5	0.2
State	8.3	13.3	(1.5)
Foreign	120.6	77.3	49.5
	$130.6	$109.1	$48.2

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2005	2004	2003
Domestic	$(20.7)	$25.3	$(88.2)
Foreign	(35.2)	404.4	182.3
	$(55.9)	$429.7	$94.1

Income taxes paid in cash were as follows:

	2005	2004	2003
Domestic	$—	$0.2	$0.4
Foreign	112.9	95.8	45.1
	$112.9	$96.0	$45.5

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2005	2004	2003
Pretax earnings at statutory U.S. Federal tax rate	$(19.6)	$150.4	$33.0
Increase (decrease) in provision for income taxes due to:
Valuation allowance	7.0
Goodwill impairment	172.9
Write-down of equity investment			25.0
State taxes, net of federal benefit	2.5	13.6	(1.0)
Rate differences on international earnings	(22.5)	(24.6)	(12.4)
Australian tax consolidation	(2.8)	(33.1)
Loss on Ardagh note sale			11.2
Adjustment for non-U.S. tax law changes	(7.1)		(9.1)
Other items	0.2	2.8	1.5
Provision for income taxes	$130.6	$109.1	$48.2

The Company is included in OI Inc.’s consolidated tax returns.  OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2005, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,383.4 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

12.  Related Party Transactions   Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.  Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.  The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2005	2004	2003
Revenues:
Sales to affiliated companies	$0.7	$4.7	$0.8

Expenses:
Administrative services	19.9	15.6	17.7
Corporate management fee	23.4	18.0	16.6
Total expenses	$43.3	$33.6	$34.3

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2005	2004	2003
Cost of sales	$17.7	$13.7	$15.7
Selling, general, and adminstrative expenses	25.6	19.9	18.6
Total expenses	$43.3	$33.6	$34.3

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (8.5% at December 31, 2005) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $21.5 million in 2005, $20.8 million in 2004, and $40.1 million in 2003.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $5.2 million in 2005, $4.9 million in 2004, and $4.3 million in 2003.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2005	2004
Obligations at beginning of year	$1,417.3	$791.5

Change in benefit obligations:
Service cost	23.0	20.3
Interest cost	68.4	57.0
Actuarial loss, including the effect of changing in discount rates	118.7	57.2
Acquisitions		448.8
Participant contributions	9.4	7.7
Benefit payments	(65.4)	(71.8)
Plan amendments		(12.7)
Foreign currency translation	(123.7)	119.3
Net increase in benefit obligations	30.4	625.8
Obligations at end of year	$1,447.7	$1,417.3

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2005	2004
Fair value at beginning of year	$1,008.5	$577.3

Change in fair value:
Actual gain on plan assets	162.1	72.8
Acquisitions		285.1
Benefit payments	(65.4)	(71.8)
Employer contributions	39.4	55.0
Participant contributions	9.4	7.7
Foreign currency translation	(85.4)	82.4
Net increase in fair value of assets	60.1	431.2
Fair value at end of year	$1,068.6	$1,008.5

The funded status of the International Pension Plans at year end was as follows:

	2005	2004
Plan assets at fair value	$1,068.6	$1,008.5
Projected benefit obligations	1,447.7	1,417.3
Plan assets less than projected benefit obligations	(379.1)	(408.8)

Net unrecognized items:
Actuarial loss	282.5	289.4
Prior service cost	14.0	5.5
	296.5	294.9
Net amount recognized	$(82.6)	$(113.9)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004
Prepaid pension	$17.1	$18.5
Accrued pension, included with other liabilities	(163.2)	(205.5)
Minimum pension liability, included with other liabilities	(143.7)	(134.7)
Intangible asset, included with deposits and other assets	9.4	12.2
Accumulated other comprehensive income	197.8	195.6
Net amount recognized	$(82.6)	$(113.9)

The accumulated benefit obligation for all defined benefit pension plans was $1,288.1 million and $1,286.3 million at December 31, 2005 and 2004, respectively.

The components of the International Pension Plans’ net pension expense were as follows:

	2005	2004	2003
Service cost	$23.0	$20.3	$14.6
Interest cost	68.4	57.0	39.2
Expected asset return	(75.0)	(62.5)	(46.7)

Amortization:
Prior service cost	0.7	1.6	1.4
Loss	9.7	7.9	0.3
Net amortization	10.4	9.5	1.7
Net expense	$26.8	$24.3	$8.8

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2005	2004
Projected benefit obligations	$1,353.2	$1,317.3
Fair value of plan assets	961.2	906.8

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2005	2004
Accumulated benefit obligations	$876.3	$1,197.9
Fair value of plan assets	621.5	906.8

The weighted average assumptions used to determine benefit obligations were as follows:

	2005	2004
Discount rate	4.57%	5.15%
Rate of compensation increase	3.78%	3.41%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2005	2004	2003
Discount rate	5.15%	5.68%	5.76%
Rate of compensation increase	3.41%	3.86%	3.79%
Expected long-term rate of return on assets	7.15%	7.35%	7.56%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

As of December 31, 2005, the Company recorded an additional minimum pension liability for the pension plan in the United Kingdom in addition to the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company decreased the minimum pension liability by $4.6 million, reduced the intangible asset by $1.4 million, and decreased accumulated other comprehensive loss by $3.2 million.

As of December 31, 2005, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company increased the minimum pension liability by $13.2 million, reduced the intangible asset by $0.1 million, and increased accumulated other comprehensive loss by $13.3 million.

As of December 31, 2005, the Company recorded an additional minimum pension liability for the pension plan in Germany.  Pursuant to this requirement, the Company recorded a minimum pension liability of $11.9 million and increased accumulated other comprehensive loss by $11.9 million.

For 2005, the Company’s weighted average expected long-term rate of return on assets was 7.15%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2004), which was in line with the expected long-term rate of return assumption for 2005.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

	Actual Allocation		Target Allocation
Asset Category	2005	2004	Ranges
Equity securites	64%	61%	56 - 66%
Debt securities	29%	29%	26 - 36%
Real estate	7%	7%	2 - 12%
Other		3%	0 - 2%
Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The Company expects to contribute $47.1 million to its defined benefit pension plans in 2006.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2006	$64.1
2007	63.1
2008	64.3
2009	66.5
2010	67.4
2011 - 2015	374.8

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $14.5 million, $25.9 million, and $26.7 million at December 31, 2005, 2004, and 2003, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2005	2004
Obligations at beginning of year	$87.4	$55.3

Change in benefit obligations:
Service cost	1.9	1.5
Interest cost	4.6	3.9
Actuarial loss, including the effect of changing discount rates	9.3	1.8
Acquisitions		20.9
Benefit payments	(2.5)	(2.0)
Foreign currency translation	(0.7)	6.0
Net change in benefit obligations	12.6	32.1
Obligations at end of year	$100.0	$87.4

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2005	2004
Projected postretirement benefit obligations	$100.0	$87.4

Net unrecognized items:
Actuarial loss	(15.9)	(5.7)
Nonpension accumulated postretirement benefit obligations	$84.1	$81.7

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2005	2004
Service cost	$1.9	$1.5
Interest cost	4.6	3.9

Amortization:
Loss	(0.2)	0.1
Net postretirement benefit cost	$6.3	$5.5

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 4.8% and 5.4% at December 31, 2005 and 2004, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.4% at December 31, 2005, 6.0% at December 31, 2004, and 6.5% at December 31, 2003.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2005	2004
Health care cost trend rate assumed for next year	6.74%	6.84%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.81%	4.67%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect on the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.2	$(1.0)
Effect on accumulated postretirement benefit obligations	12.1	(10.1)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2006	$3.2
2007	3.4
2008	3.6
2009	3.9
2010	4.2
2011 - 2015	24.6

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5.7 million in 2005, $5.7 million in 2004, and $6.0 million in 2003.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

15.  Other Revenue   Other revenue in 2005 includes $28.1 million (pre-tax and after tax) for the sale of the Company’s Corsico, Italy glass container facility.

Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

16.  Other Costs and Expenses Other costs and expenses for the year ended December 31, 2005 included the following:

•                  During the fourth quarter of 2005 the Company recorded a charge of $494.0 million to write down a portion of the goodwill in its Asia Pacific Glass business unit. See Note 23 for more information.

•                  Manufacturing costs for the second quarter of 2005 included a favorable adjustment for depreciation and amortization in connection with finalizing the fair values of the BSN Glasspack assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of approximately $6.5 million.

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

•                  In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region.  The review was completed during the fourth quarter of 2003.  The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets.   The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed.  As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values.  Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins.  In addition, the Company’s PET container business has lost a significant amount of business in the past few years.  The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business.

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

•                  In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory.  Production at the factory was suspended in June 2003 following a major leak in its only glass furnace.  As a result, the Company recorded a capacity curtailment charge of $28.5 million ($17.8 million after tax) in the third quarter of 2003.  The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company’s workforce.  Substantially all of the closing costs were paid out by the end of 2005.

•                  In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory.  This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand.  As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.  The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company’s workforce.  Substantially all of the closing costs were paid out by the end of 2005.

•                  In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory.  This closing was part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand.  The Perth plant’s western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate.  As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company’s workforce.  The closing costs were paid out by the end of 2005.

Selected information related to glass container factory closings is as follows:

	Hayward	Milton	Total

Plant closing charges	$28.5	$20.1	$48.6
Write-down of assets to net realizable value	(12.2)	(6.4)	(18.6)
Net cash paid	(4.1)	(1.7)	(5.8)
Remaining accruals related to plant closing charges as of December 31, 2003	12.2	12.0	24.2
Net cash paid	(2.7)	(4.4)	(7.1)
Other, principally translation	2.5	(2.8)	(0.3)
Remaining accruals related to plant closing charges as of December 31, 2004	12.0	4.8	16.8
Net cash paid	2.8	(0.9)	1.9
Other	(4.1)	(0.5)	(4.6)
Remaining accruals related to plant closing charges as of December 31, 2005	$10.7	$3.4	$14.1

17. Contingencies   Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

18.  Geographic Information   The Company operates in the rigid packaging industry.  The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers.  The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, and minority share owners’ interests in earnings of subsidiaries (“Operating Profit”) excluding amounts related to certain items that management considers not representative of ongoing operations and, (“Segment Operating Profit”).  Net sales as shown in the geographic segment information are based on the location of the Company’s affiliate which recorded the sales.

Financial information regarding the Company’s geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments

Net sales:
2005	$1,986.6	$2,840.0	$844.7	$685.1	$6,356.4
2004	1,926.1	2,164.1	870.9	561.2	5,522.3
2003	1,876.7	1,245.3	798.8	488.2	4,409.0

Segment Operating Profit:
2005	$227.7	$279.7	$136.3	$156.9	$800.6
2004	253.5	244.1	142.1	124.0	763.7
2003	276.4	170.2	118.9	96.2	661.7

Items excluded from Segment Operating Profit:
2005:
Gain on the sale of the Corsico, Italy glass container facility		$28.1			$28.1
Mark to market effect of certain commodity futures contracts	$3.8				3.8
Goodwill impairment			$(494.0)		(494.0)
2004:
Gain on sale of certain real property		20.6			20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	4.9				4.9
2003:
Capacity curtailment charge	(48.6)		$(23.9)		(72.5)
Write-down of equity investment	(50.0)				(50.0)
Write-down of Plastics Packaging assets in the Asia Pacific region			(43.0)		(43.0)
Loss on the sale of notes receivable		(37.4)			(37.4)

One customer accounted for 11.5% of the Company’s sales in 2003.

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2005 – 10.2%, 2004 – 11.9%, and 2003 – 13.2%), France (2005 – 15.4%) and Australia (2004 – 11.7%, and 2003 – 13.6%).

The Company’s net property, plant, and equipment by location are as follows:

	United States	Foreign	Total

2005	$694.7	$2,121.6	$2,816.3
2004	648.4	2,502.8	3,151.2
2003	589.7	1,720.5	2,310.2

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total

2005	$1,621.1	$4,735.3	$6,356.4
2004	1,574.8	3,947.5	5,522.3
2003	1,546.4	2,862.6	4,409.0

Reconciliations to consolidated totals are as follows:

	2005	2004	2003

Revenues:
Net sales	$6,356.4	$5,522.3	$4,409.0
Royalties and net technical assistance	16.4	20.9	17.9
Equity earnings	20.4	26.1	25.0
Interest	13.8	13.8	18.8
Other	53.2	70.8	24.8
Total	$6,460.2	$5,653.9	$4,495.5

Reconciliation of Segment Operating Profit to earnings before income taxes, minority share owners’ interests in earnings of subsidiaries:
Segment Operating Profit	$800.6	$763.7	$661.7
Items excluded from Segment Operating Profit	(462.1)	56.5	(202.9)
Interest expense	(408.2)	(404.3)	(383.5)
Interest income	13.8	13.8	18.8
Total	$(55.9)	$429.7	$94.1

19.  Additional Interest Charges from Early Extinguishment of Debt During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2004, the Company recorded additional interest charges of $22.8 million ($14.9 million after tax) for note repurchase premiums and $7.1 million ($4.7 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2003, the Company recorded additional interest charges of $12.6 million ($7.9 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s previous bank credit agreement.

20.  Acquisition of BSN Glasspack, S.A.   On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “BSN Acquisition”).  Total consideration for the BSN Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the BSN Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The BSN Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

The BSN Acquisition was part of the Company’s overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing leverage and cost reductions.   This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006.

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

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 50% of these payments were made by the end of 2005 and the Company expects that most of the balance will be paid in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with activity translated from Euros into dollars at the December 31, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)

Remaining European restructuring accrual as of December 31, 2005	$80.9

The total purchase cost of approximately $1.3 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date:

June 21,
2004
Inventories	$294.3
Accounts receivable	197.7
Other current assets (excluding cash acquired)	31.8
Total current assets	523.8

Goodwill	716.6
Other long-term assets	85.4
Net property, plant and equipment	762.1
Assets acquired	$2,087.9
Accounts payable and other current liabilities	(425.4)
Other long-term liabilities	(387.5)
Aggregate purchase costs	$1,275.0

The assets above include $48.1 million of intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million (€110.9 million) for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

21. Pro Forma Information - Acquisition of BSN Glasspack, S.A. Had the Acquisition described in Note 20 and the related financing described in Note 5 occurred at the beginning of each respective period, pro forma consolidated net sales and net earnings, and would have been as follows:

	Year ended December 31, 2004
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$5,522.3	$752.5		$6,274.8

Net earnings	$287.6	$17.6	$(6.4)	$298.8

	Year ended December 31, 2003
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$4,409.0	$1,417.5		$5,826.5

Net earnings	$20.1	$28.9	$(18.5)	$30.5

The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million. The 2004 and 2003 earnings include estimated amortization related to the $48.1 million of intangible assets recorded for customer relationships. At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004 and $3.6 million (net of tax) for 2003.

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

The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services. For the period from January 1, 2005 through December 13, 2005, the Company received $1.2 billion from the sale of receivables to the fund and paid interest of approximately $6.9 million.

Prior to December 2005, the transfer of the receivables to the fund was deemed to be a sale for U.S. GAAP purposes. Effective December 13, 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

23. Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows:

Balance as of January 1, 2003	$1,661.1
Translation effects	285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)
Balance as of December 31, 2003	1,919.6
Goodwill acquired during the year	696.0
Translation effects	165.6
Other changes	18.4
Balance as of December 31, 2004	2,799.6
Translation effects	(160.9)
Write-down of goodwill	(494.0)
Other changes, principally adjustments to finalize acquisition purchase price	15.0
Balance as of December 31, 2005	$2,159.7

During the fourth quarter of 2005, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows principally as a result of competitive pricing pressures in the Company’s Australian glass operations caused the decline in the business enterprise value. Following a review of the valuation of the unit’s identifiable assets, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. as of December 31, 2005 and 2004, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Toledo, Ohio

March 15, 2006

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003

Revenues:
Net sales	$6,356.4	$5,522.3	$4,409.0
Other revenue	103.8	131.6	86.5
	6,460.2	5,653.9	4,495.5
Costs and expenses:
Manufacturing, shipping, and delivery	5,169.2	4,455.3	3,549.6
Research and development	15.3	15.2	15.7
Engineering	36.1	34.1	35.5
Selling and administrative	361.9	267.2	197.8
Net intercompany interest	28.7	0.6	30.6
Other interest expense	379.5	403.7	352.9
Other	525.4	48.1	219.3
	6,516.1	5,224.2	4,401.4

Earnings (loss) before items below	(55.9)	429.7	94.1

Provision for income taxes	130.6	109.1	48.2

Minority share owners’ interests in earnings of subsidiaries	35.9	33.0	25.8
Net earnings (loss)	$(222.4)	$287.6	$20.1

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.

Dollars in millions
December 31,	2005	2004
Assets
Current assets:
Cash, including time deposits of $104.0 ($149.0 in 2004)	$243.9	$251.6
Receivables including amount from related parties of $0.8 ($0.1 in 2004), less allowances of $25.7 ($29.0 in 2004) for losses and discounts	939.9	761.0
Inventories	889.2	1,051.7
Prepaid expenses	31.3	62.9
Total current assets	2,104.3	2,127.2

Other assets:
Equity investments	102.2	106.9
Repair parts inventories	162.7	185.2
Prepaid pension	17.1	18.5
Deposits, receivables, and other assets	397.2	384.4
Goodwill	2,159.7	2,799.6
Total other assets	2,838.9	3,494.6

Property, plant, and equipment:
Land, at cost	229.5	155.0
Buildings and equipment, at cost:
Buildings and building equipment	905.6	804.2
Factory machinery and equipment	4,070.2	4,273.5
Transportation, office, and miscellaneous equipment	98.2	103.3
Construction in progress	89.1	167.7
	5,392.6	5,503.7
Less accumulated depreciation	2,576.3	2,352.5
Net property, plant, and equipment	2,816.3	3,151.2
Total assets	$7,759.5	$8,773.0

Dollars in millions
December 31,	2005	2004
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$26.3	$18.2
Accounts payable including amount to related parties of $2.2 ($0.5 in 2004)	765.6	774.7
Salaries and wages	141.1	158.0
U.S. and foreign income taxes	107.8	48.9
Other accrued liabilities	253.3	286.7
Long-term debt due within one year	252.0	61.8
Total current liabilities	1,546.1	1,348.3

External long-term debt	3,958.6	4,111.0

Deferred taxes	232.9	209.6

Other liabilities	741.3	845.5

Minority share owners’ interests	182.0	170.1

Net Parent investment:
Investment by and advances from Parent	1,313.9	2,020.6
Accumulated other comprehensive loss	(215.3)	67.9
Total net Parent investment	1,098.6	2,088.5
Total liabilities and net Parent investment	$7,759.5	$8,773.0

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003

Investment by and advances to Parent
Balance at beginning of year	$2,020.6	$997.0	$2,154.0
Net intercompany transactions	(484.3)	736.0	(1,177.1)
Net earnings	(222.4)	287.6	20.1
Balance at end of year	1,313.9	2,020.6	997.0

Accumulated other comprehensive loss
Balance at beginning of year	67.9	(198.3)	(541.0)
Foreign currency translation adjustments	(290.5)	294.8	363.2
Change in minimum pension liability, net of tax	(7.2)	(27.5)	(19.3)
Change in fair value of certain derivative instruments, net of tax	14.5	(1.1)	(1.2)
Balance at end of year	(215.3)	67.9	(198.3)
Total net Parent investment	$1,098.6	$2,088.5	$798.7

Total comprehensive income (loss)
Net earnings (loss)	$(222.4)	$287.6	$20.1
Foreign currency translation adjustments	(290.5)	294.8	363.2
Change in minimum pension liability, net of tax	(7.2)	(27.5)	(19.3)
Change in fair value of certain derivative instruments, net of tax	14.5	(1.1)	(1.2)
Total comprehensive income	$(505.6)	$553.8	$362.8

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003
Operating activities:
Net earnings (loss)	$(222.4)	$287.6	$20.1
Non-cash charges (credits):
Depreciation	431.3	384.0	341.3
Amortization of deferred costs	35.4	35.2	34.2
Deferred tax provision (credit)	(3.1)	11.4	(3.0)
Goodwill impairment	494.0
Restructuring costs and writeoffs of certain assets			165.5
Loss on sale of long-term notes receivable			37.4
Gains on asset sales	(28.1)	(51.6)
Other	(6.4)	(70.0)	(53.9)
Change in non-current operating assets	(14.6)	12.9	(17.5)
Change in non-current liabilities	(58.7)	(10.1)	(8.2)
Change in components of working capital	131.6	181.6	(41.2)
Cash provided by operating activities	759.0	781.0	474.7
Investing activities:
Additions to property, plant and equipment	(366.2)	(407.6)	(312.2)
Acquisitions, net of cash acquired	(11.6)	(630.3)
Proceeds from sale on long-term notes receivable			163.0
Net cash proceeds from divestitures and other	205.7	257.8	20.4
Cash utilized in investing activities	(172.1)	(780.1)	(128.8)
Financing activities:
Additions to long-term debt	537.5	2,114.6	2,154.4
Repayments of long-term debt	(617.1)	(2,611.1)	(1,133.2)
Increase (decrease) in short-term loans	11.5	(23.2)	(28.0)
Net change in intercompany debt	(414.2)	675.8	(1,127.2)
Net payments for debt-related hedging activity	(98.0)	(25.9)	(123.2)
Payment of finance fees	(1.0)	(34.4)	(43.8)
Cash provided by (utilized in) financing activities	(581.3)	95.8	(301.0)
Effect of exchange rate fluctuations on cash	(13.3)	4.3	7.9
Increase (decrease) in cash	(7.7)	101.0	52.8
Cash at beginning of year	251.6	150.6	97.8
Cash at end of year	$243.9	$251.6	$150.6

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Brockway Glass Container Inc. (“Company”) include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost.

Relationship with Owens-Brockway Packaging, Inc., Owens-Illinois Group, Inc. and Owens-Illinois, Inc. The Company is a wholly-owned subsidiary of Owens-Brockway Packaging, Inc. (“OB Packaging”), and an indirect subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and Owens-Illinois, Inc. (“OI Inc.”). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations   The Company is a leading manufacturer of glass container products. The Company’s principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries. The Company has glass container operations located in 22 countries. The principal markets and operations for the Company’s glass products are in North America, Europe, South America, and Australia. One customer accounted for 11.5% of the Company’s sales in 2003.

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

Cash   The Company defines “cash” as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

Fair Values of Financial Instruments   The carrying amounts reported for cash, short-term investments and short-term loans approximate fair value. In addition, carrying amounts approximate fair value for certain long-term debt obligations subject to frequently redetermined interest rates. Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Derivative Instruments  The Company uses interest rate swaps, currency swaps, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. Derivative financial instruments are included on the balance sheet at fair value. Whenever possible, derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In accordance with FAS No. 104, cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity. Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 8 for additional information related to derivative instruments.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. In general, depreciation is computed using the straight-line method. Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years. Maintenance and repairs are expensed as incurred. Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Allowance for Doubtful Accounts   The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk.

New Accounting Standards  In May 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting a change in accounting principle. The statement requires changes in accounting principle to be applied retrospectively to prior periods’ financial statements. The statement also redefines

“restatement” as being the correction of an error. FAS No. 154 is effective for the Company beginning after January 1, 2006. The Company will apply FAS No. 154 as required.

Participation in OI Inc. Stock Option Plans   The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. or may be granted restricted common shares of OI Inc.

For options granted prior to March 31, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 30, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject change of control, options become exercisable 25% per year beginning on the first anniversary. In general, options expire following termination of employment or the seventh anniversary of the option grant.

All options have been granted at prices equal to the market price of OI Inc.’s common stock on the date granted. Accordingly, under the disclosure-only provisions of FAS 123, the Company recognized no compensation expense related to the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described in the accounting policies note on stock options.

During 2005, OI Inc. awarded 238,136 performance vested units under its equity compensation plans. As soon as practicable after 2007, holders of each unit will receive a number of shares ranging from .5 shares to 1.5 shares, depending upon the attainment of established performance goals. Failure to meet minimum goals will result in forfeiture of the shares. Granted but unvested shares are forfeited upon termination of employment.

During 2005, 2004 and 2003 OI Inc. awarded shares of restricted stock to certain key employees under its equity compensation plans Shares granted to employees prior to March 31, 2005, generally vest upon retirement. Shares granted to employees after March 30, 2005, vest 25% per year beginning on the first anniversary. Granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

A substantial number of the options, restricted shares and restricted share units have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company. It is not practicable to determine an amount of additional compensation allocable to the Company for the restricted shares or for the options, had OI Inc. elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123.

2. Changes in Components of Working Capital Related to Operations Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2005	2004	2003
Decrease (increase) in current assets:
Receivables	$(18.2)	$75.7	$42.9
Inventories	58.1	83.8	(29.1)
Prepaid expenses	(4.7)	32.4	2.7
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	32.4	36.1	(64.2)
Salaries and wages	(2.8)	(0.9)	(6.2)
U.S. and foreign income taxes	66.8	(45.5)	12.7
	$131.6	$181.6	$(41.2)

3. Inventories   Major classes of inventory are as follows:

	2005	2004
Finished goods	$748.5	$890.6
Work in process	3.5	6.4
Raw materials	74.9	77.5
Operating supplies	62.3	77.2
	$889.2	$1,051.7

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $20.9 million and $15.1 million, at December 31, 2005 and 2004, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2005 and 2004 were approximately $775.6 million and $917.4 million, respectively.

4. Equity Investments. Summarized information pertaining to the Company’s equity associates follows:

	2005	2004

At end of year:
Equity in undistributed earnings:
Foreign	$19.5	$12.9
Domestic	17.6	17.6
Total	$37.1	$30.5

	2005	2004	2003

For the year:
Equity in earnings:
Foreign	$6.8	$15.2	$15.1
Domestic	13.6	10.9	9.9
Total	$20.4	$26.1	$25.0

Dividends received	$11.0	$12.8	$31.1

5. External Long-Term Debt   The following table summarizes the external long-term debt of the Company at December 31, 2005 and 2004:

	2005	2004

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$30.1
Term Loans
A1 Term Loan	223.9	315.0
B1 Term Loan	220.8	226.8
C1 Term Loan	185.6	190.6
C2 Term Loan (€46.3 million at December 31, 2005)	54.9	64.7
Accounts receivable securitization:
European program	231.8
Asia Pacific program	80.6
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	436.6	444.1
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million at December 31, 2005)	267.0	306.4
Senior Subordinated Notes:
10.25%, due 2009		17.4
9.25%, due 2009 (€0.4 million at December 31, 2005)	0.5	0.6
Other	33.9	102.1
	4,210.6	4,172.8
Less amounts due within one year	252.0	61.8
External long-term debt	$3,958.6	$4,111.0

On October 7, 2004, in connection with the sale of the Company’s blow-molded plastic container operations, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”). The proceeds from the sale were used to repay C and D term loans and a portion of the B1 term loan outstanding under the previous credit agreement. On January 19, 2005, the Company completed the required divestiture of two European glass container factories and received proceeds of approximately $180 million. The proceeds were largely used to repay debt during the first quarter.

At December 31, 2005, the Agreement included a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also included a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. At December 31, 2005, the Company’s subsidiary borrowers had unused credit of $511.0 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or a reserve adjusted Eurodollar rate. The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement. The margin is limited to ranges of 2.25% to 2.75% for Eurodollar loans and 1.25% to 1.75% for Base Rate loans. The interest rate on Overdraft Account loans is the Base Rate. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2005 was 5.96%. Including the effects of cross-currency swap agreements related to borrowings under the Agreement by the Company’s Australian subsidiary, as discussed in Note 9, the weighted average interest rate at December 31, 2005 was 6.76%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments of .50%.

Borrowings under the Agreement are secured by substantially all the assets of the Company, its domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $3.4 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and certain stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by the Company and substantially all of its domestic subsidiaries and certain foreign subsidiaries for the term of the Agreement.

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

During December 2004, a subsidiary of the Company issued Senior Notes totaling $400.0 million and Senior Notes totaling €225.0 million. The notes bear interest at 6.75%, and are due December 1, 2014. Both series of notes are guaranteed by OI Group and substantially all of its domestic subsidiaries. The indentures for both series of notes have substantially the same restrictions as the previously issued 7.75%, 8.875% and 8.75% Senior Secured Notes and 8.25% Senior Notes. The issuing subsidiary used the net proceeds from the notes of approximately $680.0 million in addition to borrowings under the Agreement to purchase in a tender offer $237.6 million of the $350.0 million of OI Inc.’s 7.15% Senior Notes due 2005, €159.6 million of the €160.0 million 9.25% BSN notes due 2009 and €127.3 million of the €140.0 million 10.25% BSN notes due 2009. As part of the issuance of these notes and the related tender offer, the Company recorded in the fourth quarter of 2004 additional interest charges of $22.8 million for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program. The weighted average interest rates on borrowings on the European program were 5.0% for the UK and Italy, and 3.9% for France at December 31, 2005. The weighted average interest rates on borrowings on the Asia pacific program were 6.5% for the Australian program, and 8.5% for New Zealand program at December 31, 2005. These programs have maturity dates ranging from October of 2006 through September of 2008.

Annual maturities for all of the Company’s long-term debt through 2010 are as follows: 2006, $252.0 million; 2007, $231.4 million; 2008, $543.7 million; and 2009, $1004.8 million. There are no amounts due in 2010.

Interest paid in cash, including note repurchase premiums, aggregated $365.2 million for 2005, $434.7 million for 2004, and $324.8 million for 2003.

Fair values at December 31, 2005, of the Company’s significant fixed rate debt obligations were as follows:

		Indicated
		Market
	Principal Amount	Price	Fair Value	Hedge Value
	(millions of		(millions of	(millions of
	dollars)		dollars)	dollars)

Senior Secured Notes:
8.875%, due 2009	$1,000.0	104.25	$1,042.5
7.75%, due 2011	450.0	104.00	468.0
8.75%, due 2012	625.0	107.50	671.9
Senior Notes:
8.25%, due 2013	450.0	102.75	462.4	$436.6
6.75%, due 2014	400.0	96.00	384.0
6.75%, due 2014 (€225 million)	267.0	201.00	272.3
Senior Subordinated Notes:
9.25%, due 2009 (€0.4 million)	0.5	100.00	0.5

6. Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $66.5 million in 2005, $66.3 million in 2004, and $68.8 million in 2003. Minimum future rentals under operating leases are as follows:  2006, $57.5 million; 2007, $47.9 million; 2008, $32.3 million; 2009, $23.4 million; and 2010, $17.2 million; and 2011 and thereafter, $22.9 million.

7. Foreign Currency Translation   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $2.8 million in 2005, $(1.4) million in 2004, and $2.2 million in 2003.

8. Derivative Instruments   At December 31, 2005, the Company has the following derivative instruments related to its various hedging programs:

Hedges of Debt

At the end of 2005, the Company’s subsidiary in Australia had an agreement that swaps a total of U.S. $175.0 million of borrowings into 251.8 million Australian dollars. This derivative instrument swaps the principal from U.S. dollars to Australian dollars and also swaps the interest rate from a U.S.-based rate to an Australian-based rate. This agreement has a maturity date of March 2006.

The Company’s subsidiaries in Australia, Canada and several European countries have also entered into short term forward exchange contracts which effectively swap additional intercompany and external borrowings by each subsidiary into its local currency. These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the year ended December 31, 2005, the amount not offset was immaterial.

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

The Company accounts for the above cross-currency swap on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in accumulated other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above cross-currency swap is accounted for as a cash flow hedge at December 31, 2005. At December 31, 2005, an unrecognized gain of $10.5 million was included in OCI related to this cross-currency swap. The ineffectiveness related to this hedge for year ended December 31, 2005 was not material.

The Company has also entered into a foreign currency exchange contract in Europe to swap €37.5 million into $47.3 million U.S. dollars related to anticipated fuel oil purchases for 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap mitigates foreign currency exchange rate risk relating to approximately 93% of the anticipated 2006 fuel oil purchases in western Europe. Changes in the fair value of this contract are recognized in current earnings.

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

The following selected information relates to fair value swaps at December 31, 2005 (based on a projected U.S. LIBOR rate of 4.8618%):

		Average		Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(5.2)
Senior Notes due 2008	250.0	7.35%	3.5%	(6.0)
Senior Debentures due 2010	250.0	7.50%	3.2%	(6.1)

Notes issued by OBGC:
Senior Notes due 2013	250.0	8.25%	3.7%	(13.4)
Total	$1,050.0			$(30.7)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas and fuel oil requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and fuel oil and the related volatility in cash flows. The Company continually evaluates the natural gas and fuel oil market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2005, the Company had entered into commodity futures contracts for approximately 62% (approximately 14,780,000 MM BTUs) of its expected North American natural gas usage for full year of 2006 and approximately 15% (approximately 3,600,000 MM BTUs) for the full year of 2007. At December 31, 2005, the Company had also entered into commodity futures contracts for substantially all of its expected western European fuel oil usage (approximately 43,500 metric tons) for the first quarter of 2006.

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

With the exception of the European fuel oil contracts, the above futures contracts are accounted for as cash flow hedges at December 31, 2005.

At December 31, 2005, an unrecognized gain of $26.2 million ($17.0 million after tax), related to the domestic commodity futures contracts, was included in OCI. The ineffectiveness related to these natural gas hedges for 2005 was not material. Changes in the fair value of the western European commodity futures contracts are recognized in current earnings.

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

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) other accrued liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability, Net of Tax	Change in Certain Derivative Instruments, Net of Tax	Total Accumulated Comprehensive Income (Loss)
Balance on January 1, 2003	$(477.7)	$26.0	$(91.5)	$2.2	$(541.0)

2003 Change	367.7	(4.5)	(19.3)	(1.2)	342.7
Balance on December 31, 2003	(110.0)	21.5	(110.8)	1.0	(198.3)

2004 Change	303.5	(8.7)	(27.5)	(1.1)	266.2
Balance on December 31, 2004	193.5	12.8	(138.3)	(0.1)	67.9

2005 Change	(290.5)		(7.2)	14.5	(283.2)
Balance on December 31, 2005	$(97.0)	$12.8	$(145.5)	$14.4	$(215.3)

The change in minimum pension liability for 2005, 2004, and 2003 was net of tax of $0.1 million, $8.1 million and $1.4 million, respectively.  The change in minimum pension liability for 2005 included $(14.8) million ($19.5 million pretax) of translation effect on the minimum pension liability recorded in prior years.  The change in minimum pension liability for 2004 included $9.0 million ($12.6 million pretax) of translation effect on the minimum pension liability recorded in prior years.  The change in minimum pension liability for 2003 included $10.1 million ($14.7 million pretax) of translation effect on the minimum pension liability recorded in 2002.

The change in certain derivative instruments for 2005, 2004 and 2003 was net of tax of $9.2 million, $0.5 million, and $0.7 million, respectively.

10.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Tax loss carryovers	$259.2	$251.0
Capital loss carryovers	30.3	30.7
Accrued postretirement benefits	19.8	18.1
Other, principally accrued liabilities	212.7	203.3
Total deferred tax assets	522.0	503.1

Deferred tax liabilities:
Property, plant and equipment	204.2	224.8
Inventory	27.6	32.4
Other	75.6	53.1
Total deferred tax liabilities	307.4	310.3
Valuation allowance	(349.7)	(320.8)
Net deferred tax liabilities	$(135.1)	$(128.0)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004
Prepaid expenses	$3.7	$36.2
Deposits, receivables, and other assets	94.1	45.4
Deferred taxes	(232.9)	(209.6)
Net deferred tax liabilities	$(135.1)	$(128.0)

The provision for income taxes consists of the following:

	2005	2004	2003
Current:
U.S. Federal	$—	$—	$—
State	0.3	0.2	0.3
Foreign	133.4	97.5	50.9
	133.7	97.7	51.2
Deferred:
U.S. Federal	1.7	18.5	0.2
State	8.0	13.1	(1.8)
Foreign	(12.8)	(20.2)	(1.4)
	(3.1)	11.4	(3.0)
Total:
U.S. Federal	1.7	18.5	0.2
State	8.3	13.3	(1.5)
Foreign	120.6	77.3	49.5
	$130.6	$109.1	$48.2

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2005	2004	2003
Domestic	$(20.7)	$25.3	$(88.2)
Foreign	(35.2)	404.4	182.3
	$(55.9)	$429.7	$94.1

Income taxes paid in cash were as follows:

	2005	2004	2003
Domestic	$—	$0.2	$0.4
Foreign	112.9	95.8	45.1
	$112.9	$96.0	$45.5

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2005	2004	2003
Pretax earnings at statutory U.S. Federal tax rate	$(19.6)	$150.4	$33.0
Increase (decrease) in provision for income taxes due to:
Valuation allowance	7.0
Goodwill impairment	172.9
Write-down of equity investment			25.0
State taxes, net of federal benefit	2.5	13.6	(1.0)
Rate differences on international earnings	(22.5)	(24.6)	(12.4)
Australian tax consolidation	(2.8)	(33.1)
Loss on Ardagh note sale			11.2
Adjustment for non-U.S. tax law changes	(7.1)		(9.1)
Other items	0.2	2.8	1.5
Provision for income taxes	$130.6	$109.1	$48.2

The Company is included in OI Inc.’s consolidated tax returns.  OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2005, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,383.4 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

11.  Related Party Transactions   Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.  Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.  The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2005	2004	2003
Revenues:
Sales to affiliated companies	$0.7	$4.7	$0.8

Expenses:
Administrative services	19.9	15.6	17.7
Corporate management fee	23.4	18.0	16.6
Total expenses	$43.3	$33.6	$34.3

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2005	2004	2003
Cost of sales	$17.7	$13.7	$15.7
Selling, general, and adminstrative expenses	25.6	19.9	18.6
Total expenses	$43.3	$33.6	$34.3

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (8.5% at December 31, 2005) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $21.5 million in 2005, $20.8 million in 2004, and $40.1 million in 2003.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $5.2 million in 2005, $4.9 million in 2004, and $4.3 million in 2003.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2005	2004
Obligations at beginning of year	$1,417.3	$791.5

Change in benefit obligations:
Service cost	23.0	20.3
Interest cost	68.4	57.0
Actuarial loss, including the effect of changing in discount rates	118.7	57.2
Acquisitions		448.8
Participant contributions	9.4	7.7
Benefit payments	(65.4)	(71.8)
Plan amendments		(12.7)
Foreign currency translation	(123.7)	119.3
Net increase in benefit obligations	30.4	625.8
Obligations at end of year	$1,447.7	$1,417.3

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2005	2004
Fair value at beginning of year	$1,008.5	$577.3

Change in fair value:
Actual gain on plan assets	162.1	72.8
Acquisitions		285.1
Benefit payments	(65.4)	(71.8)
Employer contributions	39.4	55.0
Participant contributions	9.4	7.7
Foreign currency translation	(85.4)	82.4
Net increase in fair value of assets	60.1	431.2
Fair value at end of year	$1,068.6	$1,008.5

The funded status of the International Pension Plans at year end was as follows:

	2005	2004
Plan assets at fair value	$1,068.6	$1,008.5
Projected benefit obligations	1,447.7	1,417.3
Plan assets less than projected benefit obligations	(379.1)	(408.8)

Net unrecognized items:
Actuarial loss	282.5	289.4
Prior service cost	14.0	5.5
	296.5	294.9
Net amount recognized	$(82.6)	$(113.9)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004
Prepaid pension	$17.1	$18.5
Accrued pension, included with other liabilities	(163.2)	(205.5)
Minimum pension liability, included with other liabilities	(143.7)	(134.7)
Intangible asset, included with deposits and other assets	9.4	12.2
Accumulated other comprehensive income	197.8	195.6
Net amount recognized	$(82.6)	$(113.9)

The accumulated benefit obligation for all defined benefit pension plans was $1,288.1 million and $1,286.3 million at December 31, 2005 and 2004, respectively.

The components of the International Pension Plans’ net pension expense were as follows:

	2005	2004	2003
Service cost	$23.0	$20.3	$14.6
Interest cost	68.4	57.0	39.2
Expected asset return	(75.0)	(62.5)	(46.7)

Amortization:
Prior service cost	0.7	1.6	1.4
Loss	9.7	7.9	0.3
Net amortization	10.4	9.5	1.7
Net expense	$26.8	$24.3	$8.8

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2005	2004
Projected benefit obligations	$1,353.2	$1,317.3
Fair value of plan assets	961.2	906.8

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2005	2004
Accumulated benefit obligations	$876.3	$1,197.9
Fair value of plan assets	621.5	906.8

The weighted average assumptions used to determine benefit obligations were as follows:

	2005	2004
Discount rate	4.57%	5.15%
Rate of compensation increase	3.78%	3.41%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2005	2004	2003
Discount rate	5.15%	5.68%	5.76%
Rate of compensation increase	3.41%	3.86%	3.79%
Expected long-term rate of return on assets	7.15%	7.35%	7.56%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

As of December 31, 2005, the Company recorded an additional minimum pension liability for the pension plan in the United Kingdom in addition to the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company decreased the minimum pension liability by $4.6 million, reduced the intangible asset by $1.4 million, and decreased accumulated other comprehensive loss by $3.2 million.

As of December 31, 2005, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company increased the minimum pension liability by $13.2 million, reduced the intangible asset by $0.1 million, and increased accumulated other comprehensive loss by $13.3 million.

As of December 31, 2005, the Company recorded an additional minimum pension liability for the pension plan in Germany.  Pursuant to this requirement, the Company recorded a minimum pension liability of $11.9 million and increased accumulated other comprehensive loss by $11.9 million.

For 2005, the Company’s weighted average expected long-term rate of return on assets was 7.15%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2004), which was in line with the expected long-term rate of return assumption for 2005.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

	Actual Allocation		Target Allocation
Asset Category	2005	2004	Ranges
Equity securites	64%	61%	56 - 66%
Debt securities	29%	29%	26 - 36%
Real estate	7%	7%	2 - 12%
Other		3%	0 - 2%
Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The Company expects to contribute $47.1 million to its defined benefit pension plans in 2006.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2006	$64.1
2007	63.1
2008	64.3
2009	66.5
2010	67.4
2011 - 2015	374.8

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $14.5 million, $25.9 million, and $26.7 million at December 31, 2005, 2004, and 2003, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2005	2004
Obligations at beginning of year	$87.4	$55.3

Change in benefit obligations:
Service cost	1.9	1.5
Interest cost	4.6	3.9
Actuarial loss, including the effect of changing discount rates	9.3	1.8
Acquisitions		20.9
Benefit payments	(2.5)	(2.0)
Foreign currency translation	(0.7)	6.0
Net change in benefit obligations	12.6	32.1
Obligations at end of year	$100.0	$87.4

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2005	2004
Projected postretirement benefit obligations	$100.0	$87.4

Net unrecognized items:
Actuarial loss	(15.9)	(5.7)
Nonpension accumulated postretirement benefit obligations	$84.1	$81.7

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2005	2004
Service cost	$1.9	$1.5
Interest cost	4.6	3.9

Amortization:
Loss	(0.2)	0.1
Net postretirement benefit cost	$6.3	$5.5

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 4.8% and 5.4% at December 31, 2005 and 2004, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.4% at December 31, 2005, 6.0% at December 31, 2004, and 6.5% at December 31, 2003.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2005	2004
Health care cost trend rate assumed for next year	6.74%	6.84%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.81%	4.67%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect on the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$1.2	$(1.0)
Effect on accumulated postretirement benefit obligations	12.1	(10.1)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2006	$3.2
2007	3.4
2008	3.6
2009	3.9
2010	4.2
2011 - 2015	24.6

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $5.7 million in 2005, $5.7 million in 2004, and $6.0 million in 2003.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.  Other Revenue   Other revenue in 2005 includes $28.1 million (pre-tax and after tax) for the sale of the Company’s Corsico, Italy glass container facility.

Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

15.  Other Costs and Expenses   Other costs and expenses for the year ended December 31, 2005 included the following:

•                  During the fourth quarter of 2005 the Company recorded a charge of $494.0 million to write down a portion of the goodwill in its Asia Pacific Glass business unit. See Note 23 for more information.

•                  Manufacturing costs for the second quarter of 2005 included a favorable adjustment for depreciation and amortization in connection with finalizing the fair values of the BSN Glasspack assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of approximately $6.5 million.

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

•                  In August of 2003, the Company initiated a review of its Plastics Packaging assets in the Asia Pacific region.  The review was completed during the fourth quarter of 2003.  The Company used a combination of estimated divestment cash flows, which included bid prices from potential purchasers, and partial liquidation values for certain assets to determine the net realizable values of the assets.   The Company compared the estimated net realizable values to the book values of the asset and determined that an asset impairment existed.  As a result, the Company recorded a charge of $43.0 million ($30.1 million after tax) to write-down the assets to realizable values.  Certain of the plastics businesses in the Asia Pacific region operate in highly competitive markets leading to reduced profit margins.  In addition, the Company’s PET container business has lost a significant amount of business in the past few years.  The reduced business and overall excess capacity in the industry has caused a reduction in the overall value of the business.

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

•                  In August 2003, the Company announced the permanent closing of its Hayward, California glass container factory.  Production at the factory was suspended in June 2003 following a major leak in its only glass furnace.  As a result, the Company recorded a capacity curtailment charge of $28.5 million

($17.8 million after tax) in the third quarter of 2003.  The closing of this factory resulted in the elimination of approximately 170 jobs and a corresponding reduction in the Company’s workforce.  Substantially all of the closing costs were paid out by the end of 2005.

•                  In November 2003, the Company announced the permanent closing of its Milton, Ontario glass container factory.  This closing was part of an effort to bring capacity and inventory levels in line with anticipated demand.  As a result, the Company recorded a capacity curtailment charge of $20.1 million ($19.5 million after tax) in the fourth quarter of 2003.  The closing of this factory in November 2003 resulted in the elimination of approximately 150 jobs and a corresponding reduction in the Company’s workforce.  Substantially all of the closing costs were paid out by the end of 2005.

•                  In December 2003, the Company announced the permanent closing of its Perth, Australia glass container factory.  This closing was part of an effort to reduce overall capacity in Australia and bring inventory levels in line with anticipated demand.  The Perth plant’s western location and small size contributed to the plant being a higher cost facility that was no longer economically feasible to operate.  As a result, the Company recorded a capacity curtailment charge of $23.9 million ($17.4 million after tax) in other costs and expenses in the results of operations for 2003.

The closing of this factory in December 2003 resulted in the elimination of approximately 107 jobs and a corresponding reduction in the Company’s workforce.  The closing costs were paid out by the end of 2005.

Selected information related to glass container factory closings is as follows:

	Hayward	Milton	Total

Plant closing charges	$28.5	$20.1	$48.6
Write-down of assets to net realizable value	(12.2)	(6.4)	(18.6)
Net cash paid	(4.1)	(1.7)	(5.8)

Remaining accruals related to plant closing charges as of December 31, 2003	12.2	12.0	24.2

Net cash paid	(2.7)	(4.4)	(7.1)
Other, principally translation	2.5	(2.8)	(0.3)
Remaining accruals related to plant closing charges as of December 31, 2004	12.0	4.8	16.8

Net cash paid	2.8	(0.9)	1.9
Other	(4.1)	(0.5)	(4.6)
Remaining accruals related to plant closing charges as of December 31, 2005	$10.7	$3.4	$14.1

16. Contingencies   Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

17.  Geographic Information   The Company operates in the rigid packaging industry.  The Company has one primary reportable product segment within the rigid packaging industry: Glass Containers.  The Glass Containers segment includes operations in North America, Europe, the Asia Pacific region, and South America.

The Company currently evaluates performance and allocates resources based on earnings before interest income, interest expense, provision for income taxes, and minority share owners’ interests in earnings of subsidiaries (“Operating Profit”) excluding amounts related to certain items that management considers not representative of ongoing operations and, (“Segment Operating Profit”).  Net sales as shown in the geographic segment information are based on the location of the Company’s affiliate which recorded the sales.

Financial information regarding the Company’s geographic segments is as follows:

	North America	Europe	Asia Pacific	South America	Total Geographic Segments
Net sales:
2005	$1,986.6	$2,840.0	$844.7	$685.1	$6,356.4
2004	1,926.1	2,164.1	870.9	561.2	5,522.3
2003	1,876.7	1,245.3	798.8	488.2	4,409.0

Segment Operating Profit:
2005	$227.7	$279.7	$136.3	$156.9	$800.6
2004	253.5	244.1	142.1	124.0	763.7
2003	276.4	170.2	118.9	96.2	661.7

Items excluded from Segment Operating Profit:
2005:
Gain on the sale of the Corsico, Italy glass container facility		$28.1			$28.1
Mark to market effect of certain commodity futures contracts	$3.8				3.8
Goodwill impairment			$(494.0)		(494.0)
2004:
Gain on sale of certain real property		20.6			20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	4.9				4.9
2003:
Capacity curtailment charge	(48.6)		$(23.9)		(72.5)
Write-down of equity investment	(50.0)				(50.0)
Write-down of Plastics
Packaging assets in theAsia Pacific region			(43.0)		(43.0)
Loss on the sale of notes receivable		(37.4)			(37.4)

One customer accounted for 11.5% of the Company’s sales in 2003.

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2005 – 10.2%, 2004 – 11.9%, and 2003 – 13.2%), France (2005 – 15.4%) and Australia (2004 – 11.7%, and 2003 – 13.6%).

The Company’s net property, plant, and equipment by location are as follows:

	United States	Foreign	Total
2005	$694.7	$2,121.6	$2,816.3
2004	648.4	2,502.8	3,151.2
2003	589.7	1,720.5	2,310.2

The Company’s net sales by geographic segment are as follows:

	United States	Foreign	Total
2005	$1,621.1	$4,735.3	$6,356.4
2004	1,574.8	3,947.5	5,522.3
2003	1,546.4	2,862.6	4,409.0

Reconciliations to consolidated totals are as follows:

	2005	2004	2003
Revenues:
Net sales	$6,356.4	$5,522.3	$4,409.0
Royalties and net technical assistance	16.4	20.9	17.9
Equity earnings	20.4	26.1	25.0
Interest	13.8	13.8	18.8
Other	53.2	70.8	24.8
Total	$6,460.2	$5,653.9	$4,495.5

Reconciliation of Segment Operating Profit to earnings before income taxes, minority share owners’ interests in earnings of subsidiaries:
Segment Operating Profit	$800.6	$763.7	$661.7
Items excluded from Segment Operating Profit	(462.1)	56.5	(202.9)
Interest expense	(408.2)	(404.3)	(383.5)
Interest income	13.8	13.8	18.8
Total	$(55.9)	$429.7	$94.1

18.  Additional Interest Charges from Early Extinguishment of Debt      During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2004, the Company recorded additional interest charges of $22.8 million ($14.9 million after tax) for note repurchase premiums and $7.1 million ($4.7 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2003, the Company recorded additional interest charges of $12.6 million ($7.9 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $3.6 million

($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s previous bank credit agreement.

19.  Acquisition of BSN Glasspack, S.A.   On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “BSN Acquisition”).  Total consideration for the BSN Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the BSN Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The BSN Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

The BSN Acquisition was part of the Company’s overall strategy to improve its presence in the European market in order to better serve the needs of its customers throughout the European region and to take advantage of synergies including purchasing leverage and cost reductions.   This integration strategy should lead to significant improvement in earnings from the European operations by the end of 2006.

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

These second quarter actions will result in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 50% of these payments were made by the end of 2005 and the Company expects that most of the balance will be paid in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with activity translated from Euros into dollars at the December 31, 2005 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	$80.9

The total purchase cost of approximately $1.3 billion was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets acquired and liabilities assumed on June 21, 2004, translated from Euros into dollars at the exchange rate on that date:

June 21, 2004
Inventories	$294.3
Accounts receivable	197.7
Other current assets (excluding cash acquired)	31.8
Total current assets	523.8
Goodwill	716.6
Other long-term assets	85.4
Net property, plant and equipment	762.1
Assets acquired	$2,087.9

Accounts payable and other current liabilities	(425.4)
Other long-term liabilities	(387.5)
Aggregate purchase costs	$1,275.0

The assets above include $48.1 million of intangible assets related to customer relationships, which will be amortized over the next 13 years. The liabilities above include $133.6 million (€110.9 million) for the restructuring actions discussed above, the majority of which relates to employee termination costs and related fringe benefits.

20.  Pro Forma Information - Acquisition of BSN Glasspack, S.A.   Had the Acquisition described in Note 19 and the related financing described in Note 5 occurred at the beginning of each respective period, pro forma consolidated net sales and net earnings, and would have been as follows:

	Year ended December 31, 2004
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted

Net sales	$5,522.3	$752.5		$6,274.8

Net earnings	$287.6	$17.6	$(6.4)	$298.8

	Year ended December 31, 2003
	As Reported	BSN Adjustments	Financing Adjustments	Pro Forma As Adjusted

Net sales	$4,409.0	$1,417.5		$5,826.5

Net earnings	$20.1	$28.9	$(18.5)	$30.5

The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million.  The 2004 and 2003 earnings include estimated amortization related to the $48.1 million of intangible assets recorded for customer relationships.   At

average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004 and $3.6 million (net of tax) for 2003.

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

The fund assumes all collection risk on the receivables and the transferred receivables have been isolated from BSN Glasspack Services and are no longer controlled by BSN Glasspack Services.  For the period from January 1, 2005 through December 13, 2005, the Company received $1.2 billion from the sale of receivables to the fund and paid interest of approximately $6.9 million.

Prior to December 2005, the transfer of the receivables to the fund was deemed to be a sale for U.S. GAAP purposes.  Effective December 13, 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The terms of this expansion resulted in a changing from off-balance sheet to on-balance sheet accounting for the program. The net impact was an increase, at December 31, 2005, in reported accounts receivable and consolidated debt of $191.8 million.

BSN Glasspack Services continues to service, administer and collect the receivables on behalf of the fund. This service rendered to the fund is invoiced to the fund at a normal market rate.

22.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows:

Balance as of January 1, 2003	$1,661.1
Translation effects	285.5
Other changes, principally adjustments to acquisition-related deferred tax assets	(27.0)
Balance as of December 31, 2003	1,919.6
Goodwill acquired during the year	696.0
Translation effects	165.6
Other changes	18.4
Balance as of December 31, 2004	2,799.6
Translation effects	(160.9)
Write-down of goodwill	(494.0)
Other changes, principally adjustments to finalize acquisition purchase price	15.0
Balance as of December 31, 2005	$2,159.7

During the fourth quarter of 2005, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific Glass business unit. Lower projected cash flows principally as a result of competitive pricing pressures in the Company’s Australian glass operations caused the decline in the business enterprise value.  Following a review of the valuation of the unit’s identifiable assets, the Company recorded an impairment charge of $494.0 million to reduce the reported value of its goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

OI Plastic Products FTS Inc.

We have audited the accompanying consolidated balance sheets of OI Plastic Products FTS Inc. as of December 31, 2005 and 2004, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OI Plastic Products FTS Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Toledo, Ohio

March 15, 2006

CONSOLIDATED RESULTS OF OPERATIONS    OI Plastic Products FTS Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003

Revenues:
Net sales	$723.1	$631.5	$632.0
Other revenue	1.9	0.2	2.0
	725.0	631.7	634.0
Costs and expenses:
Manufacturing, shipping, and delivery	562.5	478.7	484.6
Research and development	14.4	11.3	14.4
Engineering	(0.4)	(0.5)	(0.5)
Selling and administrative	31.9	34.5	37.5
Net intercompany interest	(47.2)	10.2	(2.7)
Other interest expense	0.8	0.8	15.4
Other	0.3	1.9	45.9
	562.3	536.9	594.6
Earnings from continuing operations before items below	162.7	94.8	39.4
Provision for income taxes	56.8	33.6	22.0

Earnings from continuing operations	105.9	61.2	17.4
Net earnings (loss) of discontinued operations	1.2	66.4	(658.5)
Net earnings (loss)	$107.1	$127.6	$(641.1)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   OI Plastic Products FTS Inc.

Dollars in millions
December 31,	2005	2004
Assets
Current assets:
Cash	$1.5	$1.0
Receivables including $0.5 ($0.6 in 2004) from related parties, less allowances of $21.8 ($20.7 in 2004) for losses and discounts	57.7	49.5
Inventories	49.9	64.7
Prepaid expenses	15.6	12.5
Total current assets	124.7	127.7

Other assets:
Equity investments	11.6	9.1
Repair parts inventories	7.6	7.0
Deposits, receivables, and other assets	10.5	13.7
Goodwill	209.5	209.5
Total other assets	239.2	239.3

Property, plant, and equipment:
Land, at cost	5.8	5.4
Buildings and equipment, at cost:
Buildings and building equipment	86.1	85.4
Factory machinery and equipment	539.7	532.3
Transportation, office, and miscellaneous equipment	6.4	7.3
Construction in progress	20.8	17.9
	658.8	648.3
Less accumulated depreciation	347.4	324.8
Net property, plant, and equipment	311.4	323.5
Total assets	$675.3	$690.5

Dollars in millions
December 31,	2005	2004
Liabilities and Net Parent Investment
Current liabilities:
Accounts payable including $9.6 ($4.7 in 2004) to related parties	$54.4	$48.2
Salaries and wages	9.8	8.3
U.S. and foreign income taxes		0.2
Other accrued liabilities	24.1	66.9
Long-term debt due within one year		0.1
Total current liabilities	88.3	123.7

External long-term debt	0.3	11.0

Deferred taxes	50.0	50.0

Other liabilities	0.5	0.2

Net Parent investment
Investment by and advances from Parent	556.8	527.8
Accumulated other comprehensive loss	(20.6)	(22.2)
Total net Parent investment	536.2	505.6
Total liabilities and net Parent investment	$675.3	$690.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   OI Plastic Products FTS Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003
Investment by and advances to Parent
Balance at beginning of year	$527.8	$1,658.0	$1,675.7
Net intercompany transactions	(78.1)	(1,257.8)	623.4
Net (loss) earnings	107.1	127.6	(641.1)
Balance at end of year	556.8	527.8	1,658.0
Accumulated other comprehensive loss
Balance at beginning of year	(22.2)	(44.9)	(42.5)
Foreign currency translation adjustments	1.6	22.7	(2.4)
Balance at end of year	(20.6)	(22.2)	(44.9)
Total net Parent investment	$536.2	$505.6	$1,613.1
Total comprehensive (loss) income
Net earnings (loss)	$107.1	$127.6	$(641.1)
Foreign currency translation adjustments	1.6	22.7	(2.4)
Total comprehensive income (loss)	$108.7	$150.3	$(643.5)

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   OI Plastic Products FTS Inc.

Dollars in millions
Years ended December 31,	2005	2004	2003
Operating activities:
Net earnings from continuing operations	$105.9	$61.2	$17.4
Non-cash charges (credits):
Depreciation	44.1	54.4	47.9
Amortization of deferred costs	3.9	3.5	5.1
Loss on sale of certain closures assets			41.3
Deferred tax provision	55.0	31.5	20.4
Other	(7.1)	0.1	(54.7)
Change in non-current operating assets	(0.7)	(4.7)	6.0
Change in components of working capital	6.7	25.5	(5.2)
Cash provided by continuing operating activities	207.8	171.5	78.2
Cash provided by discontinued operating activities		51.2	44.9
Cash provided by total operating activities	207.8	222.7	123.1
Investing activities:
Additions to property, plant and equipment - continuing	(31.1)	(30.7)	(37.3)
Additions to property, plant and equipment - discontinued		(25.0)	(84.6)
Net cash proceeds from divestitures and other	(38.7)	1,172.3	46.3
Cash provided by (utilized in) investing activities	(69.8)	1,116.6	(75.6)
Financing activities:
Net change in intercompany debt	(126.8)	(1,357.6)	623.7
Repayments of long-term debt	(10.8)	(0.3)	(666.6)
Additions to long-term debt	0.1	10.5
Cash utilized in financing activities	(137.5)	(1,347.4)	(42.9)
Effect of exchange rate fluctuations on cash		(0.7)	0.1
Increase (decrease) in cash	0.5	(8.8)	4.7
Cash at beginning of year	1.0	9.8	5.1
Cash at end of year	$1.5	$1.0	$9.8

See accompanying Notes to Consolidated Financial Statements.

OI Plastic Products FTS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of OI Plastic Products FTS Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the divested blow-molded plastic container business which was sold in 2004 have been presented as a discontinued operation for 2004 and 2003.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost.

Relationship with Owens-Illinois, Inc. and Owens-Illinois, Group Inc.  The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and an indirect subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns. Current income taxes are recorded by the Company on a basis consistent with separate returns.

Nature of Operations   The Company is a manufacturer of plastics packaging products. The Company’s principal product lines include healthcare containers, closures and prescription containers. The Company’s principal operations are in North America, however, the Company does have minor operations in Europe and South America.  Major markets include the United States healthcare market.  One customer accounted for 10.4% and 15.7% of the Company’s sales in 2005 and 2003 respectively.

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

Cash   The Company defines “cash” as cash and time deposits with maturities of three months or less when purchased. Outstanding checks in excess of funds on deposit are included in accounts payable.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years and buildings and building equipment over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Allowance for Doubtful Accounts   The allowance for doubtful accounts is established through charges to the provision for bad debts.  The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis.  The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk.

New Accounting Standards  In May 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for accounting for and reporting a change in accounting principle.  The statement requires changes in accounting principle to be applied retrospectively to prior periods’ financial statements.  The statement also redefines “restatement” as being the correction of an error. FAS No. 154 is effective for the Company beginning after January 1, 2006.  The Company will apply FAS No. 154 as required.

Participation in OI Inc. Stock Option Plans   The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc. or may be granted restricted common shares of OI Inc.

For options granted prior to March 31, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant.  In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 30, 2005, no options may be exercised in whole or in part during the first year after the date granted.  In general, subject change of control, options become exercisable 25% per year beginning on the first anniversary.  In general, options expire following termination of employment or the seventh anniversary of the option grant.

All options have been granted at prices equal to the market price of OI Inc.’s common stock on the date granted.  Accordingly, under the disclosure-only provisions of FAS 123, the Company recognized no compensation expense related to the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions described in the accounting policies note on stock options.

During 2005, OI Inc. awarded 238,136 performance vested units under its equity compensation plans.  As soon as practicable after 2007, holders of each unit will receive a number of shares ranging from .5 shares to 1.5 shares, depending upon the attainment of established performance goals.  Failure to meet minimum goals will result in forfeiture of the shares. Granted but unvested shares are forfeited upon termination of employment.

During 2005, 2004 and 2003 OI Inc. awarded shares of restricted stock to certain key employees under its equity compensation plans  Shares granted to employees prior to March 31, 2005, generally vest upon retirement.  Shares granted to employees after March 30, 2005, vest 25% per year beginning on the first anniversary.  Granted but unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met.

A substantial number of the options, restricted shares and restricted share units have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.  It is not practicable to determine an amount of additional compensation allocable to the Company for the restricted shares or for the options, had OI Inc. elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123.

2.  Changes in Components of Working Capital Related to Operations   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2005	2004	2003
Decrease (increase) in current assets:
Receivables	$(7.9)	$2.9	$(9.3)
Inventories	14.9	22.7	5.2
Prepaid expenses	0.3	(2.8)	(0.7)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	2.1	(98.0)	(45.1)
Salaries and wages	1.4	64.2	(6.0)
U.S. and foreign income taxes	(4.1)	(3.7)	(4.2)
	$6.7	$(14.7)	$(60.1)
Continuing operations	$6.7	$25.5	$(5.2)
Discontinued operations		(40.2)	(54.9)
	$6.7	$(14.7)	$(60.1)

3.  Inventories   Major classes of inventory are as follows:

	2005	2004

Finished goods	$30.5	$38.8
Raw materials	16.1	22.6
Operating supplies	3.3	3.3
	$49.9	$64.7

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $19.7 million and $13.6 million at December 31, 2005 and 2004, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2005 and 2004 were approximately $4.0 million and $4.3 million, respectively.

4.  Supplemental Cash Flow Information  Interest paid in cash aggregated $0.7 million for 2005, $0.3 million for 2004, and $14.2 million for 2003.

5.  Guarantees of Debt   Under the Third Amended and Restated Secured Credit Agreement, the Company has guaranteed certain of OI Group’s domestic and foreign subsidiaries which amounted to $685.2 million at December 31, 2005.  This guarantee expires with the Agreement on April 1, 2007.

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

The Company will be obligated under the above guarantees in the event that OI Group’s domestic or foreign subsidiaries cannot make the required interest or principal payments under the above obligations.

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $3.5 million in 2005, $3.4 million in 2004, and $4.1 million in 2003.  Minimum future rentals under operating leases are as follows:  2006, $1.3 million; 2007, $0.6 million; 2008, $0.3 million; 2009, $0.1 million; and 2010, $0.1 million.

7.  Foreign Currency Translation   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(0.6) million in 2004 and $(0.1) million in 2003. Amounts for 2005 were not significant.

8.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Tax loss carryovers	$4.3	$7.8
Receivables	7.5	7.1
Other, principally accrued liabilities	6.7	7.6
Total deferred tax assets	18.5	22.5

Deferred tax liabilities:
Property, plant and equipment	47.6	48.5
Inventory	1.9	1.0
Other	6.9	8.1
Total deferred tax liabilities	56.4	57.6
Valuation allowance	(2.5)	(3.6)
Net deferred tax liabilities	$(40.4)	$(38.7)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	2005	2004
Prepaid expenses	$8.9	$10.6
Deposits, receivables, and other assets	0.7	0.7
Deferred taxes	(50.0)	(50.0)
Net deferred tax liabilities	$(40.4)	$(38.7)

The provision for income taxes consists of the following:

	2005	2004	2003
Current:
U.S. Federal	$—	$—	$—
State	1.3	2.7	1.3
Foreign	0.5	4.1	4.5
	1.8	6.8	5.8
Deferred:
U.S. Federal	49.9	8.4	21.1
State	(0.7)	5.5	0.4
Foreign	0.4	(0.4)	(0.4)
	49.6	13.5	21.1
Total:
U.S. Federal	49.9	8.4	21.1
State	0.6	8.2	1.7
Foreign	0.9	3.7	4.1
	$51.4	$20.3	$26.9

Total for continuing operations	$56.8	$33.6	$22.0
Total for discontinued operations	(5.4)	(13.3)	4.9
	$51.4	$20.3	$26.9

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2005	2004	2003
Domestic	$158.4	$87.0	$41.4
Foreign	4.3	7.8	(2.0)
	$162.7	$94.8	$39.4

Discontinued operations	2005	2004	2003
Domestic	$(4.2)	$45.2	$(670.4)
Foreign		8.0	16.8
	$(4.2)	$53.2	$(653.6)

Income taxes paid in cash were as follows:

	2005	2004	2003
Domestic	$0.6	$2.1	$1.8
Foreign	0.1	3.0	6.0
	$0.7	$5.1	$7.8

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2005	2004	2003
Pretax earnings at statutory U.S. Federal tax rate	$56.9	$33.2	$13.8
Increase (decrease) in provision for income taxes due to:
State taxes, net of federal benefit	(0.1)	1.5	0.9
Rate differences on international earnings	(0.6)	(1.2)	0.5
Valuation allowance	0.5
Other items	0.1	0.1	6.8
Provision for income taxes	$56.8	$33.6	$22.0
Effective tax rate	31.6%	35.4%	55.6%

The Company is included with OI Inc.’s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2005, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.0 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

9.  Related Party Transactions   Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.  Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.  The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2005	2004	2003

Revenues:
Sales to affiliated companies	$0.3	$0.3	$0.3

Expenses:
Administrative services	8.5	5.5	7.4
Corporate management fee	2.6	2.7	2.7
Total expenses	$11.1	$8.2	$10.1

The above expenses are recorded in the statement of operations as follows:

Cost of sales	$3.5	$4.8	$6.1
Selling, general, and adminstrative expenses	7.6	3.4	4.0
Total expenses	$11.1	$8.2	$10.1

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (8.5% at December 31, 2005) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

10.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $2.9 million in 2005, $0.2 million in 2004, and $0.8 million in 2003.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $1.7 million in 2005, $1.4 million in 2004, and $1.8 million in 2003.

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., was $3.3 million, $4.3 million, and $1.9 million at December 31, 2005, 2004, and 2003, respectively.

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

13. Contingencies   Litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

14.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows:

Balance as of January 1, 2003	$1,030.0
Write-down of goodwill - discontinued operations	(670.0)
Other changes	0.6
Balance as of December 31, 2003	360.6
Sale of discontinued operations	(151.1)
Balance as of December 31, 2004	209.5
Balance as of December 31, 2005	$209.5

During the fourth quarter of 2003, the Company completed its annual impairment testing and determined that an impairment existed in the goodwill of its consumer products reporting unit.  The consumer products unit operates in a highly competitive and fragmented industry.  During the course of 2003, a number of the product lines within this reporting unit experienced price reductions, principally as a result of the Company’s strategy to preserve and expand market share.  The reduced pricing, along with continued capital expenditures, caused the Company to lower its earnings and cash flow projections for the consumer products reporting unit for several years following the measurement date (October 1, 2003) resulting in an estimated fair value for the unit that was lower than its book value.  Following a review of the valuation of the unit’s identifiable assets, the Company recorded an impairment charge of $670.0 million to reduce the reported value of its goodwill.

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for 2004 and 2003 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Year ended December 31,
	2004	2003
Revenues:

Net sales	$853.7	$1,025.9
Other revenue	7.6	9.0
	861.3	1,034.9
Costs and expenses:

Manufacturing, shipping and delivery	736.8	897.8
Research, development and engineering	14.9	19.6
Selling and administrative	22.8	32.0
Interest	44.8	59.4
Other	22.9	679.7
	842.2	1,688.5

Earnings before items below	19.1	(653.6)

Provision for income taxes	26.5	4.9
Gain on sale of discontinued operations	73.8
Net earnings from discontinued operations	$66.4	$(658.5)

Other costs and expenses for the year ended December 31, 2003 included an impairment charge of $670.0 million to reduce the reported value of goodwill in the consumer products reporting unit, all of which was attributable to the discontinued operations.

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

Net earnings of discontinued operations of $1.2 million in 2005 relates to an adjustment of the 2004 gain on the sale of the blow-molded plastic container operations principally from finalizing certain tax allocations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.

(Registrant)

By:	/s/ James W. Baehren

James W. Baehren
Vice President and Secretary

Date:  March 16, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Steven R. McCracken	Chairman and Chief Executive Officer (Principal Executive Officer)

Matthew G. Longthorne	Director

Edward C. White	President (Principal Financial and Accounting Officer); Director

James W. Baehren	Vice President and Secretary; Director

By:	/s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date:  March 16, 2006

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2005, 2004, and 2003:

II – Valuation and Qualifying Accounts (Consolidated)

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2005, 2004, and 2003

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Deductions (Note 1)	Balance at end of period

2005	$50.3	$71.1	$4.3	$69.7	$47.4
2004	$44.5	$76.9	$7.2	$78.3	$50.3
2003	$44.8	$80.1	$—	$80.4	$44.5

(1)          Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

S-1