Form 10-Q
period 2006-03-31
OWENS ILLINOIS GROUP INC
filed 2006-05-10
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

(Mark one)

       ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006

or

       ☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Owens-Illinois Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-13061	34-1559348
(State or other jurisdiction of	(Commission File No.)	(IRS Employer
incorporation or organization)		Identification No.)

One SeaGate, Toledo, Ohio		43666
(Address of principal executive offices)		(Zip Code)

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

Owens-Illinois Group, Inc. $.01 par value common stock — 100 shares at April 30, 2006.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2006	2005
Revenues:
Net sales	$1,688.3	$1,663.3
Royalties and net technical assistance	3.9	4.4
Equity earnings	5.5	4.3
Interest	5.0	4.2
Other	10.4	32.2
	1,713.1	1,708.4

Costs and expenses:
Manufacturing, shipping, and delivery	1,385.0	1,288.5
Research and development	7.5	6.2
Engineering	8.7	10.2
Selling and administrative	129.3	117.2
Interest	119.4	118.5
Other	6.5	6.8
	1,656.4	1,547.4

Earnings before items below	56.7	161.0
Provision for income taxes	23.3	36.4
Minority share owners’ interests in earnings of subsidiaries	9.1	7.1
Net earnings	$24.3	$117.5

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2006	Dec. 31, 2005	March 31, 2005
Assets
Current assets:
Cash, including time deposits	$207.7	$246.6	$198.1
Short-term investments, at cost which approximates market	57.6	51.9	30.2
Receivables, less allowances for losses and discounts ($44.5 at March 31, 2006, $47.4 at December 31, 2005, and $48.5 at March 31, 2005)	1,055.2	1,006.2	887.3
Inventories	1,050.0	940.4	1,146.4
Prepaid expenses	26.3	37.2	49.3
Total current assets	2,396.8	2,282.3	2,311.3

Investments and other assets:
Equity investments	92.4	114.9	102.4
Repair parts inventories	168.0	170.3	190.0
Prepaid pension	989.5	988.1	966.1
Deposits, receivables, and other assets	447.9	443.3	458.8
Goodwill	2,370.0	2,369.2	2,968.4
Total other assets	4,067.8	4,085.8	4,685.7

Property, plant, and equipment, at cost	6,226.8	6,146.0	6,081.8
Less accumulated depreciation	3,113.8	2,993.5	2,869.0

Net property, plant, and equipment	3,113.0	3,152.5	3,212.8

Total assets	$9,577.6	$9,520.6	$10,209.8

CONDENSED CONSOLIDATED BALANCE SHEETS — continued

	March 31, 2006	Dec. 31, 2005	March 31, 2005
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$360.7	$278.3	$177.5
Accounts payable and other liabilities	1,334.2	1,385.6	1,374.5
Total current liabilities	1,694.9	1,663.9	1,552.0

Long-term debt	5,113.2	5,022.0	5,080.4
Deferred taxes	427.5	441.1	258.2
Nonpension postretirement benefits	277.5	277.1	280.3
Other liabilities	682.8	737.3	862.7
Commitments and contingencies
Minority share owners’ interests	183.2	181.5	162.1
Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,251.9	1,272.3	1,339.9
Retained earnings	185.6	161.3	751.4
Accumulated other comprehensive income	(239.0)	(235.9)	(77.2)
Total share owner’s equity	1,198.5	1,197.7	2,014.1
Total liabilities and share owner’s equity	$9,577.6	$9,520.6	$10,209.8

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$24.3	$117.5
Non-cash charges (credits):
Depreciation	116.2	129.3
Amortization of intangibles and other deferred items	7.4	7.7
Amortization of finance fees	4.0	4.2
Deferred tax provision	(1.2)	17.3
Gain on the sale of certain real property		(28.1)
Natural gas futures contracts mark to market	3.5	(28.4)
Other	10.9	(39.8)
Change in non-current operating assets	(14.7)	(11.0)
Reduction of non-current liabilities	(21.7)	(10.7)
Change in components of working capital	(240.5)	(243.3)
Cash utilized in operating activities	(111.8)	(85.3)

Cash flows from investing activities:
Additions to property, plant, and equipment	(53.4)	(76.3)
Net cash proceeds from divestitures and asset sales	3.1	180.5
Cash provided by (utilized in) investing activities	(50.3)	104.2
Cash flows from financing activities:
Additions to long-term debt	126.8	97.7
Repayments of long-term debt	(53.6)	(162.5)
Increase in short-term loans	98.7	4.3
Net payments for debt-related hedging activity	(9.1)	11.6
Payment of finance fees		(0.2)
Distributions to parent	(42.4)	(40.2)
Cash provided by (used in) financing activities	120.4	(89.3)
Effect of exchange rate fluctuations on cash	2.8	(9.4)
Increase in cash	(38.9)	(79.8)
Cash at beginning of period	246.6	277.9
Cash at end of period	$207.7	$198.1

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

2. Stock Options and Other Stock-Based Compensation

The Company participates in the stock-based compensation plans of OI Inc. In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the required service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the required service.

The Company adopted the provisions of FAS No. 123R effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption. As a result of adoption, earnings for the three months ended March 31, 2006 were reduced by $2.2 million (pretax and after tax) for additional compensation expense related to stock options. The adoption of FAS No. 123R had no effect on cash flows.

Prior to the adoption of FAS No.123R, the Company accounted for stock options under the disclosure-only provisions (intrinsic value method) of FAS No. 123, “Accounting for Stock-Based Compensation.”  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net earnings would have been as follows for the period indicated:

Three months ended March 31, 2005
Net earnings:
As reported	$117.5
Compensation expense determined under fair value based method for stock option awards ($1.1 million, net of $0.4 million of related tax effects)	(0.7)
Pro forma	$116.8

The Company participates in five nonqualified plans of OI Inc. under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of

Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc. Total compensation cost for all grants of options, shares and units under all of these plans was $4.8 million for the three months ended March 31, 2006.

Stock Options

For options granted prior to March 22, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options become exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary. In general, options expire following termination of employment or the seventh anniversary of the option grant.

All options have been granted at prices equal to the market price of OI Inc.’s common stock on the date granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Expected life of options	4.75 years	5 years
Expected stock price volatility	50.0%	73.9%
Risk-free interest rate	4.6%	2.7%
Expected dividend yield	0.0%	0.0%

The fair value of options granted before March 22, 2005, is amortized ratably over five years or a shorter period if the grant becomes subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock. The fair value of options granted after March 21, 2005, is amortized ratably over the vesting period for each separately vesting 25% portion of the award.

Stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2006	6,900	$22.05
Granted	817	18.24
Exercised	(238)	11.56
Forfeited or expired	(282)	28.92
Options outstanding at March 31, 2006	7,197	21.96	4.1	$15.8

Options vested or expected to vest at March 31, 2006	7,103	$21.96	4.1	$15.6

Options exercisable at March 31, 2006	5,447	$22.44	3.5	$14.8

Certain additional information related to stock options is as follows for the periods indicated:

	Three months ended March 31,
	2006	2005
Weighted average grant-date fair value of options granted (per share)	$8.69	$15.01
Aggregate intrinsic value of options exercised	$1.7	$9.1
Aggregate cash received from options exercised	$2.8	$9.1

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later. Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment, unless certain retirement criteria are met. Shares granted to directors vest on the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.

The fair value of the shares is equal to the market price of the shares on the date of the grant. The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period. The fair value of restricted shares granted after March 21, 2005, is amortized ratably over the vesting period for each separately vesting 25% portion of the grant.

Restricted share activity is as follows:

	Number of Restricted Shares (thousands)	W eighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2006	1,017	15.29
Granted	117	18.23
Vested	(165)	12.60
Forfeited	(6)	14.46
Nonvested at March 31, 2006	963	12.48
Awards granted during the three months ending March 31, 2005		$24.22

The total grant-date fair value of shares vested during the three months ended March 31, 2006, and 2005, was $2.1 million and $1.1 million, respectively.

Performance Vested Restricted Share Units

Restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units receive 0.5 to 1.5 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc’s. Board of Directors. Failure to meet minimum goals results in forfeiture of the shares. Granted but unvested restricted share units are forfeited upon termination of employment.

The fair value of each restricted share unit is equal to the product of the fair value of OI Inc.’s common stock on the date of grant and the estimated number of shares into which the restricted share unit will be converted. The fair value of restricted share units is amortized ratably over the vesting period. Should the estimated number of shares into which the restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the new and previous estimates.

Performance vested restricted share unit activity is as follows:

	Number of Restricted Share Units (thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2006	228	$24.22
Granted	457	18.24
Vested	—	—
Forfeited	(1)	24.17
Nonvested at March 31, 2006	684	20.23
Awards granted during the three months ending March 31, 2005		$$24.17

As of March 31, 2006, there was $31.1 million of total unrecognized compensation cost related to all nonvested stock options, restricted shares and performance vested restricted share units. That cost is expected to be recognized over a weighted average period of approximately four years.

3. Long-Term Debt

The following table summarizes the long-term debt of the Company:

	March 31,	Dec. 31,	March 31,
	2006	2005	2005

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$111.7	$—	$20.0
Term Loans:
A1 Term Loan	223.9	223.9	223.9
B1 Term Loan	220.8	220.8	220.8
C1 Term Loan	185.6	185.6	185.6
C2 Term Loan (€46.3 million at March 31, 2006)	56.1	54.9	59.8
Accounts receivable securitization:
European program	204.8	231.8
Asia Pacific program	69.1	80.6
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	428.4	436.6	435.1
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million at March 31, 2006)	273.3	267.0	291.0
Senior Subordinated Notes:
9.25%, due 2009 (€0.4 million at March 31, 2006)	0.5	0.5	0.6
Payable to OI Inc.	1,027.2	1,032.7	1,143.8
Other	71.4	64.6	180.0

Total long-term debt	5,347.8	5,274.0	5,235.6
Less amounts due within one year	234.6	252.0	155.2
Long-term debt	$5,113.2	$5,022.0	$5,080.4

On October 7, 2004, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”). At March 31, 2006, the Agreement included a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also included a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. At March 31, 2006, the Company’s subsidiary borrowers had unused credit of $402.8 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2006 was 6.53%.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program. The weighted average interest rates on borrowings on the European program were 4.5% for the UK and Italy, and 4.4% for France at March 31, 2006. The weighted average interest rates on borrowings on the Asia pacific program were 6.5% for the Australian program, and 8.4% for New Zealand program at March 31, 2006. These programs have maturity dates ranging from October of 2006 through September of 2008.

4. Supplemental Cash Flow Information

	Three months ended March 31,
	2006	2005

Interest paid in cash	$72.0	$67.5

Income taxes paid in cash	23.3	35.8

5. Comprehensive Income

The components of comprehensive income (loss) are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments. Total comprehensive income (loss) is as follows:

	Three months ended
	March 31,
	2006	2005

Net earnings	$24.3	$117.5
Foreign currency translation adjustments	30.3	(122.6)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	(33.4)	(0.3)
Total comprehensive income (loss)	$21.2	$(5.4)

6. Inventories

Major classes of inventory are as follows:

	March 31,	Dec. 31,	March 31,
	2006	2005	2005

Finished goods	$882.3	$779.6	$974.0
Work in process	7.0	3.5	3.7
Raw materials	94.1	91.1	91.0
Operating supplies	66.6	66.2	77.7
	$1,050.0	$940.4	$1,146.4

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

As of March 31, 2006, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 30,000 plaintiffs and claimants. Based on an analysis of the claims and lawsuits pending as of December 31, 2005, approximately 89% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 10% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI

Inc.’s former business unit during its manufacturing period ending in 1958. Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. OI Inc. believes that as of March 31, 2006 there are approximately 21,700 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above. OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years. This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of March 31, 2006, has disposed of the asbestos claims of approximately 330,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,500. Certain of these dispositions have included deferred amounts payable over a number of years. Deferred amounts payable totaled approximately $91 million at March 31, 2006 ($91 million at December 31, 2005) and are included in the foregoing average indemnity payment per claim. OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

8. Segment Information

The Company operates in the rigid packaging industry. The Company has two reportable product segments within the rigid packaging industry:  (1) Glass Containers and (2) Plastics Packaging. The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region. The Plastics Packaging segment has operations mainly in North America and consists of healthcare containers, prescription containers and closures.

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations. The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments.

Financial information for the three month periods ended March 31, 2006 and 2005 regarding the Company’s product segments is as follows:

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained Items	Consolidated Totals
Net sales:
2006	$1,488.7	$199.6	$1,688.3		$1,688.3
2005	1,463.1	200.2	1,663.3		1,663.3

Segment Operating Profit:
2006	$166.2	$31.7	$197.9	$(23.3)	$174.6
2005	202.3	30.9	233.2	(14.4)	218.8

Items excluded from Segment Operating Profit:
March 31, 2006:
Mark to market loss on natural gas hedge contracts	$(3.5)		$(3.5)		$(3.5)

March 31, 2005:
Gain on sale of Corsico, Italy glass container facility	28.1		28.1		28.1
Mark to market gain on natural gas hedge contracts	28.4		28.4		28.4

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended March 31, 2006 and 2005 is as follows:

	2006	2005
Segment Operating Profit for reportable segments	$197.9	$233.2
Items excluded from Segment Operating Profit	(3.5)	56.5
Eliminations and other retained items	(23.3)	(14.4)
Interest expense	(119.4)	(118.5)
Interest income	5.0	4.2
Total	$56.7	$161.0

	Glass Containers	Plastics Packaging	Total Product Segments	Eliminations and Other Retained	Consolidated Totals

Total assets:
March 31, 2006	$7,676.4	$756.4	$8,432.8	$1,144.8	$9,577.6
December 31, 2005	7,575.7	754.0	8,329.7	1,190.9	9,520.6
March 31, 2005	8,266.7	$779.7	9,046.4	1,163.4	10,209.8

9. Other Revenue and Costs and Expenses

During the first quarter of 2005, the Company completed the sale of its Corsico, Italy glass container facility. The resulting gain of $28.1 million (pre-tax and after tax) was included in other revenue in the results of operations for the first quarter of 2005.

Manufacturing costs for the first quarter of 2005 included a favorable adjustment of approximately $10.0 million related to the Company’s accruals for self insured risks.

10. Derivative Instruments

At March 31, 2006, the Company has the following derivative instruments related to its various hedging programs:

Hedges of Debt

The Company’s subsidiaries in Australia, Canada and several European countries have entered into short term forward exchange contracts which effectively swap additional U.S. dollar intercompany and external borrowings by each subsidiary into its local currency. These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related U.S. dollar borrowings. For the three months ended March 31, 2006, the amount not offset was immaterial.

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

The above cross-currency swap is accounted for as a cash flow hedge at March 31, 2006. At March 31, 2006, an unrecognized gain of $7.9 million was included in OCI related to this cross-currency swap. The ineffectiveness related to this hedge for three months ended March 31, 2006 was not material.

The Company has also entered into a series of foreign currency exchange contracts in Europe to swap €37.5 million into $47.3 million U.S. dollars related to anticipated fuel oil purchases for 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap mitigates foreign currency exchange rate risk relating to approximately 93% of the anticipated 2006 fuel oil purchases in western Europe. Changes in the fair value of this contract are recognized in current earnings.

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

The following selected information relates to fair value swaps at March 31, 2006 (based on a projected U.S. LIBOR rate of 5.297%):

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(5.7)
Senior Notes due 2008	250.0	7.35%	3.5%	(7.5)
Senior Debentures due 2010	250.0	7.50%	3.2%	(9.6)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(21.6)
Total	$1,050.0			$(44.4)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next nine to twenty-one months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At March 31, 2006, the Company had entered into commodity futures contracts for approximately 85% (approximately 15,280,000 MM BTUs) of its expected North American natural gas usage for the remaining three quarters of 2006 and approximately 26% (approximately 6,240,000 MM BTUs) for the full year of 2007.

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

The above futures contracts are accounted for as cash flow hedges at March 31, 2006.

At March 31, 2006, an unrecognized gain of $7.3 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI. The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2006 was not material.

Other Hedges

The Company’s subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future. These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for all significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency.  Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-

term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other accrued liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.

11. Restructuring Accruals

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity in connection with the BSN Acquisition and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005. These actions were part of the European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies. As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These second quarter actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce. The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations. The Company anticipates that it will pay out approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals. In addition, the Company expects to pay approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 50% of these payments were made by the end of 2005 and the Company expects that most of the balance will be paid in 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with activity translated from Euros into dollars at the March 31, 2006 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)

Remaining European restructuring accrual as of December 31, 2005	80.9

Net cash paid, principally severance and related benefits	(14.0)
Other, principally translation	1.6
Remaining European restructuring accrual as of March 31, 2006	$68.5

12. Pensions

The components of the net periodic pension cost for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Service cost	$16.4	$13.2
Interest cost	50.5	50.7
Expected asset return	(73.5)	(74.8)

Amortization:
Loss	14.8	12.0
Net amortization	14.8	12.0
Net periodic pension cost	$8.2	$1.1

As of March 31, 2006, $23.8 million of contributions have been made.  The Company expects its contributions for the full year of 2006 to be $66.3 million.

13. Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Service cost	$1.2	$1.1
Interest cost	4.4	4.6

Amortization:
Prior service credit	(1.1)	(1.0)
Loss	1.2	1.4
Net amortization	0.1	0.4
Net postretirement benefit cost	$5.7	$6.1

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

	March 31, 2006
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$109.9	$74.6	$870.7	$—	$1,055.2
Inventories		139.2	51.4	859.4	—	1,050.0
Other current assets		2.8	33.9	254.8	0.1	291.6
Total current assets	—	251.9	159.9	1,984.9	0.1	2,396.8

Investments in and advances to subsidiaries	2,248.5	3,329.0	(18.5)		(5,559.0)	—
Goodwill		562.1	223.4	1,584.5		2,370.0
Other non-current assets		203.2	1,070.4	431.8	(7.6)	1,697.8
Total other assets	2,248.5	4,094.3	1,275.3	2,016.3	(5,566.6)	4,067.8

Property, plant and equipment, net		688.2	330.8	2,094.0		3,113.0
Total assets	$2,248.5	$5,034.4	$1,766.0	$6,095.2	$(5,566.5)	$9,577.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$368.5	$115.2	$867.1	$(16.6)	$1,334.2
Short-term loans and long-term debt due within one year				360.7		360.7
Total current liabilities	—	368.5	115.2	1,227.8	(16.6)	1,694.9

Long-term debt	1,050.0	3,473.7	10.9	578.6		5,113.2
Other non-current liabilities and minority interests		96.8	486.8	981.6	5.8	1,571.0
Investments by and advances from parent		1,095.4	1,153.1	3,307.2	(5,555.7)	—
Share owner’s equity	1,198.5					1,198.5
Total liabilities and share owner’s equity	$2,248.5	$5,034.4	$1,766.0	$6,095.2	$(5,566.5)	$9,577.6

	December 31, 2005
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$82.2	$66.8	$857.2	$—	$1,006.2
Inventories		129.7	50.0	760.7		940.4
Other current assets		5.5	59.3	270.9		335.7
Total current assets	—	217.4	176.1	1,888.8	—	2,282.3

Investments in and advances to subsidiaries	2,247.7	3,222.6	(46.6)		(5,423.7)	—
Goodwill		562.0	223.4	1,583.8		2,369.2
Other non-current assets		212.8	1,087.4	423.1	(6.7)	1,716.6
Total other assets	2,247.7	3,997.4	1,264.2	2,006.9	(5,430.4)	4,085.8

Property, plant and equipment, net		695.7	329.8	2,127.0		3,152.5
Total assets	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

Current liabilities:
Accounts payable and accrued liabilities	$—	$334.9	$120.2	$932.2	$(1.7)	$1,385.6
Short-term loans and long-term debt due within one year				278.3		278.3
Total current liabilities	—	334.9	120.2	1,210.5	(1.7)	1,663.9

Long-term debt	1,050.0	3,382.0	6.8	583.2		5,022.0
Other non-current liabilities and minority interests		95.0	494.0	1,042.1	5.9	1,637.0
Investments by and advances from parent		1,098.6	1,149.1	3,186.9	(5,434.6)	—
Share owner’s equity	1,197.7					1,197.7
Total liabilities and share owner’s equity	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

	March 31, 2005
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$111.8	$64.1	$711.4	$—	$887.3
Inventories		171.0	65.1	910.9	(0.6)	1,146.4
Other current assets		(5.0)	61.0	218.4	3.2	277.6
Total current assets	—	277.8	190.2	1,840.7	2.6	2,311.3

Investments in and advances to subsidiaries	3,176.5	4,036.0	(19.9)		(7,192.6)	—
Goodwill		567.8	223.4	2,177.2		2,968.4
Other non-current assets		228.7	1,062.3	433.8	(7.5)	1,717.3
Total other assets	3,176.5	4,832.5	1,265.8	2,611.0	(7,200.1)	4,685.7

Property, plant and equipment, net		654.5	331.4	2,226.9		3,212.8
Total assets	$3,176.5	$5,764.8	$1,787.4	$6,678.6	$(7,197.5)	$10,209.8
Current liabilities:
Accounts payable and accrued liabilities	$—	$246.0	$227.5	$901.6	$(0.6)	$1,374.5
Short-term loans and long-term debt due within one year	112.4			65.1		177.5
Total current liabilities	112.4	246.0	227.5	966.7	(0.6)	1,552.0

Long-term debt	1,050.0	3,423.4	11.0	596.0		5,080.4
Other non-current liabilities and minority interests		88.8	379.0	1,091.8	3.7	1,563.3
Investments by and advances from parent		2,006.6	1,169.9	4,024.1	(7,200.6)	—
Share owner’s equity	2,014.1					2,014.1
Total liabilities and share owner’s equity	$3,176.5	$5,764.8	$1,787.4	$6,678.6	$(7,197.5)	$10,209.8

	Three months ended March 31, 2006
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$455.9	$178.6	$1,076.4	$(22.6)	$1,688.3
Interest		—	0.9	4.1		5.0
Equity earnings from subsidiaries	24.3	61.7	(11.1)		(74.9)	—
Other equity earnings		2.5	2.0	1.0		5.5
Other revenue		13.5	7.3	4.0	(10.5)	14.3

Total revenue	24.3	533.6	177.7	1,085.5	(108.0)	1,713.1

Manufacturing, shipping, and delivery		398.2	134.6	885.9	(33.7)	1,385.0

Research, engineering, selling, administrative, and other		29.5	43.3	79.2		152.0
Net intercompany interest	(20.6)	(9.2)	19.8	10.0		—
Other interest expense	20.6	75.7	0.2	22.9		119.4

Total costs and expense	—	494.2	197.9	998.0	(33.7)	1,656.4

Earnings (loss) before items below	24.3	39.4	(20.2)	87.5	(74.3)	56.7

Provision (credit) for income taxes		4.5	(8.1)	27.6	(0.7)	23.3

Minority share owners’ interests in earnings of subsidiaries				9.3	(0.2)	9.1
Net earnings (loss)	$24.3	$34.9	$(12.1)	$50.6	$(73.4)	$24.3

	Three months ended March 31, 2005
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$378.1	$171.8	$1,134.1	$(20.7)	$1,663.3
Interest		—	0.4	3.8		4.2
Equity earnings from subsidiaries	117.5	98.1	(1.9)		(213.7)	—
Other equity earnings		1.8	0.6	1.9		4.3
Other revenue		13.1	3.8	34.0	(14.3)	36.6
Total revenue	117.5	491.1	174.7	1,173.8	(248.7)	1,708.4

Manufacturing, shipping, and delivery		282.6	119.4	916.2	(29.7)	1,288.5

Research, engineering, selling, administrative, and other		21.2	36.1	83.1		140.4
Net intercompany interest	(22.2)	(5.3)	11.9	15.6		—
Other interest expense	22.2	68.6	0.6	27.1		118.5

Total costs and expense	—	367.1	168.0	1,042.0	(29.7)	1,547.4

Earnings from continuing operations before items below	117.5	124.0	6.7	131.8	(219.0)	161.0

Provision (credit) for income taxes		10.7	(2.8)	28.6	(0.1)	36.4

Minority share owners’ interests in earnings of subsidiaries				7.0	0.1	7.1
Net earnings	$117.5	$113.3	$9.5	$96.2	$(219.0)	$117.5

	Three months ended March 31, 2006
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$(40.9)	$12.0	$(92.6)	$9.7	$(111.8)
Investing Activities:
Additions to property, plant, and equipment		(12.4)	(8.2)	(32.8)		(53.4)
Proceeds from sales		0.2	0.1	2.8		3.1

Cash provided by (used in) investing activities	—	(12.2)	(8.1)	(30.0)	—	(50.3)
Financing Activities:
Net distribution to OI Inc.	(42.4)					(42.4)
Change in intercompany transactions	42.4	(46.0)	(26.4)	39.7	(9.7)	—
Change in short term debt				98.7		98.7
Payments of long term debt				(53.6)		(53.6)
Borrowings of long term debt		99.1		27.7		126.8
Net payments for debt-related hedging activity				(9.1)		(9.1)

Cash provided by (used in) financing activities	—	53.1	(26.4)	103.4	(9.7)	120.4
Effect of exchange rate change on cash				2.8		2.8

Net change in cash	—	—	(22.5)	(16.4)	—	(38.9)
Cash at beginning of period		—	30.6	216.0		246.6

Cash at end of period	$—	—	$8.1	$199.6	$—	$207.7

	Three months ended March 31, 2005
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$(76.9)	$(29.6)	$(19.9)	$41.1	$(85.3)
Investing Activities:

Additions to property, plant, and equipment		(26.2)	(3.4)	(46.7)		(76.3)
Proceeds from sales				180.5		180.5

Cash provided by (used in) investing activities	—	(26.2)	(3.4)	133.8	—	104.2
Financing Activities:
Net distribution to OI Inc.	(40.2)					(40.2)
Change in intercompany transactions	40.2	119.5	9.7	(131.3)	(38.1)	—
Change in short term debt				4.3		4.3
Payments of long term debt		(44.5)	(0.1)	(117.9)		(162.5)
Borrowings of long term debt		28.3	0.1	69.3		97.7
Net payments for debt-related hedging activity				11.6		11.6
Payment of finance fees		(0.2)				(0.2)

Cash provided by (used in) financing activities	—	103.1	9.7	(164.0)	(38.1)	(89.3)
Effect of exchange rate change on cash				(9.4)		(9.4)
Net change in cash	—	—	(23.3)	(59.5)	3.0	(79.8)

Cash at beginning of period			32.2	245.7		277.9

Cash at end of period	$—	$—	$8.9	$186.2	$3.0	$198.1

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended March 31, 2006 and 2005

Net sales of the Glass Containers segment were $25.6 million higher than the prior year principally resulting from increased unit shipments and improved pricing, partially offset by unfavorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $199.6 million for the first quarter of 2006 compared to $200.2 million for the first quarter of 2005.

Segment Operating Profit of the Glass Containers segment was $36.1 million lower than the prior year. The benefits of higher selling prices, improved productivity, and increased unit shipments were more than offset by inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment for the first quarter of 2006 was $31.7 million compared with Segment Operating Profit of $30.9 million in the first quarter of 2005. The increase resulted principally from improved productivity and cost control.

Interest expense the first quarter of 2006 was $119.4 million compared to $118.5 million in the first quarter of 2005.

Net earnings in 2006 were $24.3 million down from earnings of $117.5 million in 2005. Earnings in both periods included items that management considers not representative of ongoing operations. These items decreased net earnings in 2006 by $3.3 million and increased net earnings in 2005 by $45.1 million.

Capital spending for property, plant and equipment was $53.4 million compared to $76.3 million in the prior year.

Results of Operations — First Quarter 2006 compared with First Quarter 2005

Net Sales

The Company’s net sales by segment for the first quarter of 2006 and 2005 are presented in the following table. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$1,488.7	$1,463.1
Plastics Packaging	199.6	200.2
Segment and consolidated net sales	$1,688.3	$1,663.3

Consolidated net sales for the first quarter of 2006 increased $25.0 million, or 1.5%, to $1,688.3 million from $1,663.3 million in the first quarter of 2005.

Net sales of the Glass Containers segment increased $25.6 million, or 1.7%, over the first quarter of 2005. Shipments of most major end uses increased in the first quarter of 2006 compared to 2005. Also contributing to the increase were generally higher selling prices, offset slightly by a change in product mix. Partially offsetting these increases were unfavorable currency exchange rates in Europe and the Asia Pacific region.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2005		$1,463.1
Net effect of volume	$34.4
Net effect of price and mix	49.0
Effects of changing foreign currency rates	(49.8)
Other	(8.0)
Total net effect on sales		25.6
Net sales - 2006		$1,488.7

Net sales of the Plastics Packaging segment decreased $0.6 million from the first quarter of 2005. Increased volume and the effect of resin cost pass-throughs were more than offset by unfavorable product mix and the absence of sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2005		$200.2
Net effect of volume	$6.1
Effect of increased resin cost pass-throughs	5.5
Effects of changing foreign currency rates	(0.6)
Net effect of price and mix	(3.5)
Divestiture	(8.1)
Total net effect on sales		(0.6)
Net sales - 2006		$199.6

Segment Operating Profit

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations. The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company’s U.S. pension plans, net periodic pension cost has been allocated to product segments. For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$166.2	$202.3
Plastics Packaging	31.7	30.9
Eliminations and other retained items	(23.3)	(14.4)

Segment Operating Profit of the Glass Containers segment for the first quarter of 2006 decreased $36.1 million, or 17.8%, to $166.2 million, compared with Segment Operating Profit of $202.3 million in the first quarter of 2005.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$202.3
Net effect of price and mix	$52.2
Improved productivity, production volume and cost savings	14.7
Increased unit sales volumes	12.7
Fixed cost savings from capacity rationalization	8.7
Higher energy costs	(51.5)
Other inflationary cost increases	(39.7)
Effects of changing foreign currency rates	(13.2)
Effects of European integration	(7.9)
Pension expense	(5.8)
Other	(6.3)
Total net effect on Segment Operating Profit		(36.1)
Segment Operating Profit -2006		$166.2

Segment Operating Profit of the Plastics Packaging segment for the first quarter of 2006 was $31.7 million compared with Segment Operating Profit of $30.9 million in the first quarter of 2005. The increase resulted principally from improved productivity and cost control.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$30.9
Improved productivity, production volume and cost savings	$3.1
Net effect of price and mix	0.2
Higher energy costs	(0.6)
Pension expense	(0.9)
Other	(1.0)

Total net effect on Segment Operating Profit		0.8
Segment Operating Profit -2006		$31.7

Eliminations and other retained items for the first quarter of 2006 were unfavorable by $8.9 million compared to the first quarter of 2005. The change is due mainly to the non-recurrence of a favorable adjustment of $10.0 million in 2005 to the Company’s accruals for self-insured risks.

Interest Expense

Interest expense the first quarter of 2006 was $119.4 million compared to $118.5 million in the first quarter of 2005.

Provision for Income Taxes

Excluding the effects of separately taxed items in both periods, the Company’s effective tax rate for the first quarter of 2006 was 39.0% compared with 24.0% in the first quarter of 2005 and 29.9% for the full year 2005. The rate for 2005 was reduced by approximately 6% for discrete items in the quarter. The 2006 rate is higher principally because the Company is not recording tax benefits on its losses in the United States.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first quarter of 2006 was $9.1 million compared to $7.1 million for the first quarter of 2005. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil and Venezuela.

Capital Resources and Liquidity

The Company’s total debt at March 31, 2006 was $5.47 billion, compared to $5.30 billion at December 31, 2005 and $5.26 billion at March 31, 2005. Total debt at March 31, 2005 excludes $230.2 million related to the Company’s European accounts receivable securitization program.

On October 7, 2004, the Company’s subsidiary borrowers entered into the Third Amended and Restated Secured Credit Agreement (the “Agreement”). At March 31, 2006, the Agreement included a $600.0 million revolving credit facility and a $223.9 million A1 term loan, each of which has a final maturity date of April 1, 2007. It also included a $220.8 million B1 term loan, a $185.6 million C1 term loan, and a €46.3 million C2 term loan, each of which has a final maturity date of April 1, 2008. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Third Amended and Restated Secured Credit Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity.

At March 31, 2006, the Company’s subsidiary borrowers had unused credit of $402.8 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2006 was 6.53%.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program. The weighted average interest rates on borrowings on the European program were 4.5% for the UK and Italy, and 4.4% for France at March 31, 2006. The weighted average interest rates on borrowings on the Asia pacific program were 6.5% for the Australian program, and 8.4% for New Zealand program at March 31, 2006. These programs have maturity dates ranging from October of 2006 through September of 2008.

Cash utilized in operating activities in the first three months of 2006 was $151.6 million compared to $130.3 million in the prior year. Software acquisition and development costs and payments of approximately $14.0 million for European restructuring activities required more cash in 2006 than in 2005.

Capital spending for property, plant and equipment was $53.4 million compared to $76.3 million in the prior year.

OI Inc. has substantial obligations related to semiannual interest payments on $1.0 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.’s asbestos-related payments for the three months ended March 31, 2006 were $41.0 million down from $45.5 million for the first three months of 2005. OI Inc. expects that its total asbestos-related payments will be moderately lower in 2006 compared to 2005. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis including payments to OI Inc., described above.

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, goodwill, and deferred tax assets. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for pension benefit plans, goodwill, and deferred tax assets involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2005, the weighted average discount rate for all plans was 5.3%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year. For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002. The returns exceeded 20% in 2003, 18% in 2004 and 10% in 2005. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2006, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.4% for the year ended December 31, 2005. The Company recorded pension expense totaling approximately $8.2 million and $1.1 million for the first three months of 2006 and 2005, respectively, from its principal defined benefit pension plans. The increase in net pension expense resulted from lower return rates, the use of an updated mortality table reflecting longer lifetimes, and higher amortization. Depending on currency translation rates, the Company expects to record approximately $34.4 million of pension expense for the full year of 2006, compared with expense of $4.0 million for 2005.

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

The Company is unable to predict discount rates or asset values at the next measurement date of December 31, 2006. However, if asset values and discount rates decline from their December 31, 2005 levels, the ABO of the U.S. salary plan may exceed the plan’s assets at the measurement date. In that event, the plan’s prepaid asset would be written off resulting in a pre-tax charge to other comprehensive income in the range of $320 million to $330 million.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2006 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors at March 31, 2006 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

OWENS-ILLINOIS GROUP, INC.

Date May 10, 2006	By	/s/ Edward C. White
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