Form 10-Q
period 2006-06-30
OWENS ILLINOIS GROUP INC
filed 2006-08-08
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended June 30, 2006

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

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at July 31, 2006.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended June 30,
	2006	2005

Revenues:
Net sales	$1,945.5	$1,852.7
Royalties and net technical assistance	3.9	3.9
Equity earnings	8.2	7.0
Interest	4.8	3.5
Other	3.2	5.7
	1,965.6	1,872.8

Costs and expenses:
Manufacturing, shipping, and delivery	1,585.6	1,474.9
Research and development	7.0	6.2
Engineering	9.3	9.5
Selling and administrative	134.6	119.0
Interest	130.4	116.6
Other	9.0	6.6
	1,875.9	1,732.8

Earnings before items below	89.7	140.0

Provision for income taxes	37.2	45.5

Minority share owners’ interests in earnings of subsidiaries	9.9	8.3
Net earnings	$42.6	$86.2

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Six months ended June 30,
	2006	2005

Revenues:
Net sales	$3,633.8	$3,516.0
Royalties and net technical assistance	7.8	8.3
Equity earnings	13.7	11.3
Interest	9.8	7.7
Other	13.6	37.9
	3,678.7	3,581.2

Costs and expenses:
Manufacturing, shipping, and delivery	2,970.6	2,763.4
Research and development	14.5	12.4
Engineering	18.0	19.7
Selling and administrative	263.9	236.2
Interest	249.8	235.1
Other	15.5	13.4
	3,532.3	3,280.2

Earnings before items below	146.4	301.0

Provision for income taxes	60.5	81.9

Minority share owners’ interests in earnings of subsidiaries	19.0	15.4

Net earnings	$66.9	$203.7

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	Dec. 31,	June 30,
	2006	2005	2005

Assets
Current assets:
Cash, including time deposits	$244.7	$246.6	$180.1
Short-term investments, at cost which approximates market	71.1	51.9	31.7
Receivables, less allowances for losses and discounts ($46.7 at June 30, 2006, $47.4 at December 31, 2005, and $45.1 at June 30, 2005)	1,262.5	1,006.2	965.5
Inventories	1,017.3	940.4	1,057.8
Prepaid expenses	32.9	37.2	67.7
Total current assets	2,628.5	2,282.3	2,302.8

Investments and other assets:
Equity investments	100.0	114.9	108.1
Repair parts inventories	166.1	170.3	180.4
Prepaid pension	990.8	988.1	974.8
Deposits, receivables, and other assets	445.9	443.3	365.3
Goodwill	2,432.8	2,369.2	2,903.2
Total other assets	4,135.6	4,085.8	4,531.8

Property, plant, and equipment, at cost	6,323.7	6,146.0	6,115.7
Less accumulated depreciation	3,197.4	2,993.5	2,886.6

Net property, plant, and equipment	3,126.3	3,152.5	3,229.1

Total assets	$9,890.4	$9,520.6	$10,063.7

	June 30,	Dec. 31,	June 30,
	2006	2005	2005

Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$687.4	$278.3	$66.0
Accounts payable and other liabilities	1,422.1	1,385.6	1,286.2
Total current liabilities	2,109.5	1,663.9	1,352.2

Long-term debt	4,881.6	5,022.0	5,311.8

Deferred taxes	192.8	441.1	244.2

Pension benefits	309.7	311.4	301.6

Nonpension postretirement benefits	282.6	277.1	276.4

Other liabilities	411.8	425.9	452.9

Commitments and contingencies

Minority share owners’ interests	186.5	181.5	169.8

Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,455.6	1,272.3	1,319.8
Retained earnings	228.2	161.3	837.6
Accumulated other comprehensive income	(167.9)	(235.9)	(202.6)

Total share owner’s equity	1,515.9	1,197.7	1,954.8

Total liabilities and share owner’s equity	$9,890.4	$9,520.6	$10,063.7

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$66.9	$203.7
Non-cash charges (credits):
Depreciation	234.4	240.9
Amortization of intangibles and other deferred items	14.1	13.1
Amortization of finance fees	7.8	8.4
Deferred tax provision	2.4	24.3
Gain on the sale of certain real property		(28.1)
Mark to market effect of certain natural gas hedge contracts	5.1	(21.4)
Other	14.6	(37.4)
Change in non-current operating assets	(11.9)	(7.7)
Reduction of non-current liabilities	(41.7)	(43.0)
Change in components of working capital	(307.9)	(318.8)
Cash provided by (utilized in) operating activities	(16.2)	34.0

Cash flows from investing activities:
Additions to property, plant, and equipment	(124.3)	(185.5)
Net cash proceeds from divestitures and asset sales	7.6	150.4
Cash provided by investing activities	(116.7)	(35.1)
Cash flows from financing activities:
Additions to long-term debt	916.2	441.6
Repayments of long-term debt	(782.8)	(291.3)
Increase in short-term loans	103.1	24.1
Net payments for debt-related hedging activity	(11.6)	(70.0)
Payment of finance fees	(12.3)	(0.8)
Net change in payable to parent		(112.4)
Distributions to parent	(86.2)	(74.8)
Cash provided by (used in) financing activities	126.4	(83.6)

Effect of exchange rate fluctuations on cash	4.6	(13.1)
Decrease in cash	(1.9)	(97.8)
Cash at beginning of period	246.6	277.9
Cash at end of period	$244.7	$180.1

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

The Company adopted the provisions of FAS No. 123R effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.  As a result of adoption, pretax earnings for the six months ended June 30, 2006 were reduced by $4.2 million ($3.9 million after tax) for additional compensation expense related to stock options.  The adoption of FAS No. 123R had no effect on cash flows.

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

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net earnings:
As reported	$86.2	$203.7
Compensation cost determined under fair value based method for stock option awards, net of $2.6 million and $3.0 million of related tax effects for the three and six month periods, respectively.	(3.6)	(4.3)
Pro forma	$82.6	$199.4

The Company participates in five nonqualified plans of OI Inc. under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan

of Owens-Illinois, Inc.  Total compensation cost for all grants of options, shares and units under all of these plans was $9.6 million for the six months ended June 30, 2006.

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

Stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(thousands)	(per share)	(years)

Options outstanding at January 1, 2006	6,900	$22.05
Granted	818	18.24
Exercised	(322)	12.34
Forfeited or expired	(410)	26.42
Options outstanding at June 30, 2006	6,986	21.79	4.0	$13.8
Options vested or expected to vest at June 30, 2006	6,895	$21.79	4.0	$13.7
Options exercisable at June 30, 2006	5,485	$22.21	3.3	$13.6

Certain additional information related to stock options is as follows for the periods indicated:

	Six months ended June 30,
	2006	2005
Weighted average grant-date fair value of options granted (per share)	$8.69	$15.01
Aggregate intrinsic value of options exercised	$2.0	$14.6
Aggregate cash received from options exercised	$4.0	$15.6

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

Restricted share activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2006	1,017	$15.29
Granted	118	18.23
Vested	(250)	13.09
Forfeited	(10)	14.28
Nonvested at June 30, 2006	875	16.32
Awards granted during the six months ending June 30, 2005		$24.30

	Six months ended June 30,
	2006	2005

Total grant-date fair value of shares vested	$3.3	$2.3

Performance Vested Restricted Share Units

Restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 1.5 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

The fair value of each restricted share unit is equal to the product of the fair value of OI Inc.’s common stock on the date of grant and the estimated number of shares into which the restricted share unit will be converted.  The fair value of restricted share units is amortized ratably over the vesting period.  Should the estimated number of shares into which the restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

Performance vested restricted share unit activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2006	228	$24.22
Granted	457	18.24
Vested	—	—
Forfeited	(4)	22.01
Nonvested at June 30, 2006	681	20.22
Awards granted during the six months ending June 30, 2005		$24.17

As of June 30, 2006, there was $26.2 million of total unrecognized compensation cost related to all nonvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

3.  Long-Term Debt

The following table summarizes the long-term debt of the Company:

	June 30,	Dec. 31,	June 30,
	2006	2005	2005

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$251.6	$—	$—
Term Loans:
Term Loan A (A$300 million at June 30, 2006)	222.4
Term Loan B	50.0
Term Loan C (C$138.0 million at June 30, 2006)	124.4
Term Loan D (€200.0 million at June 30, 2006)	254.4
Third Amended and Restated Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			252.1
Term Loans:
A1 Term Loan		223.9	223.9
B1 Term Loan		220.8	220.8
C1 Term Loan		185.6	185.6
C2 Term Loan		54.9	55.9
Accounts receivable securitization:
European program	181.9	231.8
Asia Pacific program	98.4	80.6	74.6
Senior Secured Notes:
8.875%, due 2009	1,000.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	411.3	436.6	444.1
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million at June 30, 2006)	286.2	267.0	272.0
Senior Subordinated Notes:
9.25%, due 2009 (€0.4 million at June 30, 2006)	0.5	0.5	0.5
Payable to OI Inc.	1,024.7	1,032.7	1,045.1
Other	51.0	64.6	87.7

Total long-term debt	5,431.8	5,274.0	5,337.3
Less amounts due within one year	550.2	252.0	25.5
Long-term debt	$4,881.6	$5,022.0	$5,311.8

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At June 30, 2006, the Agreement included a $900.0 million revolving credit facility, a A$300.0 million A term loan, and a C$138.0 million C term loan, each of which has a final maturity date of June 15, 2012. It also included a $200.0 million B term loan and a €200 million D term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early payment of the previous credit agreement.

At June 30, 2006, the Company’s subsidiary borrowers had unused credit of $562.2 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2006 was 6.06%.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the trade accounts receivable in the program and the secured indebtedness of the same amount.  During the first and second quarters of 2006, cash received from customers in payment of the trade accounts receivable that were in the program at the date of its consolidation amounted to approximately $122.8 million and $4.5 million, respectively.  These receipts are included in determining the changes in components of consolidated working capital as presented in the reconciliation of cash flows from operating activities in the accompanying Condensed Consolidated Statement of Cash Flows.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.0% at June 30, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 6.9% at June 30, 2006.  These programs have maturity dates ranging from October of 2006 through September of 2008.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company expects to record approximately $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

4.  Supplemental Cash Flow Information

	Six months ended June 30,
	2006	2005

Interest paid in cash	$217.8	$228.9

Income taxes paid in cash	38.5	65.8

5.  Comprehensive Income

The components of comprehensive income (loss) are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments.  Total comprehensive income (loss) is as follows:

	Three months ended
	June 30,
	2006	2005

Net earnings	$42.6	$86.2
Foreign currency translation adjustments	80.2	(131.5)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	(9.1)	6.1
Total comprehensive income (loss)	$113.7	$(39.2)

	Six months ended
	June 30,
	2006	2005

Net earnings	$66.9	$203.7
Foreign currency translation adjustments	110.5	(254.1)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	(42.5)	5.8
Total comprehensive income (loss)	$134.9	$(44.6)

6.  Inventories

Major classes of inventory are as follows:

	June 30,	Dec. 31,	June 30,
	2006	2005	2005

Finished goods	$848.7	$779.6	$890.2
Work in process	4.5	3.5	4.9
Raw materials	94.6	91.1	93.8
Operating supplies	69.5	66.2	68.9

	$1,017.3	$940.4	$1,057.8

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

As of June 30, 2006, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 24,000 plaintiffs and claimants.  Based on an analysis of the claims and lawsuits pending as of December 31, 2005, approximately 89% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 10% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of June 30, 2006 there are approximately 21,500 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of June 30, 2006, has disposed of the asbestos claims of approximately 338,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $88 million at June 30, 2006 ($91 million at December 31, 2005) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.  In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations, cash flows or financial condition.

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

Financial information for the three month periods ended June 30, 2006 and 2005 regarding the Company’s product segments is as follows:

				Eliminations
				and
			Total	Other
	Glass	Plastics	Product	Retained	Consolidated
	Containers	Packaging	Segments	Items	Totals

Net sales:
2006	$1,744.8	$200.7	$1,945.5		$1,945.5
2005	1,641.2	211.5	1,852.7		1,852.7

Segment Operating Profit:
2006	$220.2	$28.0	$248.2	$(31.3)	$216.9
2005	245.6	33.8	279.4	(19.3)	260.1

Items excluded from Segment Operating Profit:
June 30, 2006:
Mark to market gain (loss) on natural gas hedge contracts	$(1.6)		$(1.6)		$(1.6)

June 30, 2005:
Mark to market gain (loss) on natural gas hedge contracts	(7.0)		(7.0)		(7.0)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended June 30, 2006 and 2005 is as follows:

	2006	2005

Segment Operating Profit for reportable segments	$248.2	$279.4
Items excluded from Segment Operating Profit	(1.6)	(7.0)
Eliminations and other retained items	(31.3)	(19.3)
Interest expense	(130.4)	(116.6)
Interest income	4.8	3.5
Total	$89.7	$140.0

Financial information for the six month periods ended June 30, 2006 and 2005 regarding the Company’s product segments is as follows:

				Eliminations
				and
			Total	Other
	Glass	Plastics	Product	Retained	Consolidated
	Containers	Packaging	Segments	Items	Totals

Net sales:
2006	$3,233.5	$400.3	$3,633.8		$3,633.8
2005	3,104.3	411.7	3,516.0		3,516.0

Segment Operating Profit:
2006	$386.4	$59.7	$446.1	$(54.6)	$391.5
2005	447.9	64.7	512.6	(33.7)	478.9

Items excluded from Segment Operating Profit:
June 30, 2006:
Mark to market gain (loss) on natural gas hedge contracts	$(5.1)		$(5.1)		$(5.1)

June 30, 2005:
Mark to market gain (loss) on natural gas hedge contracts	21.4		21.4		21.4
Gain on sale of Corsico, Italy glass container facility	28.1		28.1		28.1

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the six month periods ended June 30, 2006 and 2005 is as follows:

	2006	2005

Segment Operating Profit for reportable segments	$446.1	$512.6
Items excluded from Segment Operating Profit	(5.1)	49.5
Eliminations and other retained items	(54.6)	(33.7)
Interest expense	(249.8)	(235.1)
Interest income	9.8	7.7
Total	$146.4	$301.0

				Eliminations
			Total	and
	Glass	Plastics	Product	Other	Consolidated
	Containers	Packaging	Segments	Retained	Totals

Total assets:
June 30, 2006	$8,004.2	$730.6	$8,734.8	$1,155.6	$9,890.4
December 31, 2005	7,575.7	754.0	8,329.7	1,190.9	9,520.6
June 30, 2005	8,115.9	778.3	8,894.2	1,169.5	10,063.7

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

10.  Derivative Instruments

Hedges of Debt

The Company’s subsidiaries in Australia, Canada and several European countries have entered into short term forward exchange contracts which effectively swap nonfunctional currency intercompany and external borrowings by each subsidiary into its local currency.  These contracts swap the principal amount of borrowings and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency borrowings.  For the three and six months ended June 30, 2006, the amount not offset was not material.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

The Company has entered into a series of foreign currency exchange contracts in Europe to swap €18.8 million into $23.6 million U.S. dollars related to anticipated fuel oil purchases for the last half of 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap mitigates foreign currency exchange rate risk relating to approximately 93% of the anticipated 2006 fuel oil purchases in western Europe.  Changes in the fair value of this contract are recognized in current earnings.

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

The following selected information relates to fair value swaps at June 30, 2006 (based on a projected U.S. LIBOR rate of 5.6376%):

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(5.4)
Senior Notes due 2008	250.0	7.35%	3.5%	(8.1)
Senior Debentures due 2010	250.0	7.50%	3.2%	(11.8)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(38.8)
Total	$1,050.0			$(64.1)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next six to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At June 30, 2006, the Company had entered into commodity futures contracts for approximately 88% (approximately 10,270,000 MM BTUs) of its expected North American natural gas usage for the remaining two quarters of 2006 and approximately 39% (approximately 9,000,000 MM BTUs) for the full year of 2007.

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

The above futures contracts are accounted for as cash flow hedges at June 30, 2006.

At June 30, 2006, an unrecognized loss of $18.5 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2006 was not material.

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

These second quarter actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay a total of approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay a total of approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 50% of these payments were made by the end of 2005 and the Company expects that most of the balance will be paid during 2006.

The restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2006 activity translated from Euros into dollars at the June 30, 2006 exchange rate:

Total restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9

Net cash paid, principally severance and related benefits	(14.0)
Other, principally translation	1.6
Remaining European restructuring accrual as of March 31, 2006	68.5

Net cash paid, principally severance and related benefits	(8.0)
Other, principally translation	2.4
Remaining European restructuring accrual as of June 30, 2006	$62.9

12.  Pensions

The components of the net periodic pension cost for the three months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Service cost	$16.8	$13.1
Interest cost	51.3	50.2
Expected asset return	(74.5)	(74.2)

Amortization:
Prior service cost (credit)		(0.2)
Loss	15.1	12.0
Net amortization	15.1	11.8
Net periodic pension cost	$8.7	$0.9

The components of the net periodic pension cost for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$33.2	$26.3
Interest cost	101.8	100.9
Expected asset return	(148.0)	(149.0)

Amortization:
Prior service cost (credit)		(0.2)
Loss	29.9	24.0
Net amortization	29.9	23.8
Net periodic pension cost	$16.9	$2.0

As of June 30, 2006, $41.0 million of contributions have been made.   The Company expects its contributions for the full year of 2006 to be $66.3 million.

13.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended June 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$1.2	$1.2
Interest cost	4.4	4.6

Amortization:
Prior service credit	(1.0)	(1.1)
Loss	1.2	1.4
Net amortization	0.2	0.3
Net postretirement benefit cost	$5.8	$6.1

The components of the net postretirement benefit cost for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$2.4	$2.3
Interest cost	8.8	9.2

Amortization:
Prior service credit	(2.1)	(2.1)
Loss	2.4	2.8
Net amortization	0.3	0.7
Net postretirement benefit cost	$11.5	$12.2

14. New Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”.  FIN 48 defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also includes requirements for measuring the amount of the benefit to be recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, therefore the Company will adopt its provisions effective as of January 1, 2007.  The Company has not yet determined the impact of adopting FIN 48.

15.  Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	June 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$106.4	$82.8	$1,073.3	$—	$1,262.5
Inventories		125.9	46.8	844.6	—	1,017.3
Other current assets		7.8	34.0	306.9		348.7
Total current assets	—	240.1	163.6	2,224.8	—	2,628.5

Investments in and advances to subsidiaries	2,565.9	3,166.8	(0.7)		(5,732.0)	—

Goodwill		562.1	223.4	1,647.3		2,432.8

Other non-current assets		192.9	1,078.4	438.6	(7.1)	1,702.8

Total other assets	2,565.9	3,921.8	1,301.1	2,085.9	(5,739.1)	4,135.6

Property, plant and equipment, net		681.4	336.0	2,108.9		3,126.3

Total assets	$2,565.9	$4,843.3	$1,800.7	$6,419.6	$(5,739.1)	$9,890.4

Current liabilities :
Accounts payable and accrued liabilities	$—	$339.0	$116.2	$977.2	$(10.3)	$1,422.1
Short-term loans and long-term debt due within one year	300.0	(3.8)		391.2		687.4
Total current liabilities	300.0	335.2	116.2	1,368.4	(10.3)	2,109.5

Long-term debt	750.0	3,256.4	15.9	859.3		4,881.6
Other non-current liabilities and minority interests		103.9	250.5	1,023.1	5.9	1,383.4
Investments by and advances from parent		1,147.8	1,418.1	3,168.8	(5,734.7)	—
Share owner’s equity	1,515.9					1,515.9

Total liabilities and share owner’s equity	$2,565.9	$4,843.3	$1,800.7	$6,419.6	$(5,739.1)	$9,890.4

	December 31, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$82.2	$66.8	$857.2	$—	$1,006.2
Inventories		129.7	50.0	760.7		940.4
Other current assets		5.5	59.3	270.9		335.7
Total current assets	—	217.4	176.1	1,888.8	—	2,282.3

Investments in and advances to subsidiaries	2,247.7	3,222.6	(46.6)		(5,423.7)	—

Goodwill		562.0	223.4	1,583.8		2,369.2

Other non-current assets		212.8	1,087.4	423.1	(6.7)	1,716.6
Total other assets	2,247.7	3,997.4	1,264.2	2,006.9	(5,430.4)	4,085.8

Property, plant and equipment, net		695.7	329.8	2,127.0		3,152.5

Total assets	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$334.9	$120.2	$932.2	$(1.7)	$1,385.6
Short-term loans and long-term debt due within one year				278.3		278.3

Total current liabilities	—	334.9	120.2	1,210.5	(1.7)	1,663.9

Long-term debt	1,050.0	3,382.0	6.8	583.2		5,022.0
Other non-current liabilities and minority interests		95.0	494.0	1,042.1	5.9	1,637.0
Investments by and advances from parent		1,098.6	1,149.1	3,186.9	(5,434.6)	—
Share owner’s equity	1,197.7					1,197.7

Total liabilities and share owner’s equity	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

	June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet
Current assets:
Accounts receivable	$—	$108.5	$79.1	$777.9	$—	$965.5
Inventories		150.6	61.0	846.7	(0.5)	1,057.8
Other current assets		1.6	55.3	222.4	0.2	279.5

Total current assets	—	260.7	195.4	1,847.0	(0.3)	2,302.8

Investments in and advances to subsidiaries	3,004.8	3,961.5	(8.8)		(6,957.5)	—

Goodwill		567.8	223.4	2,112.0		2,903.2

Other non-current assets		218.5	1,067.9	349.9	(7.7)	1,628.6

Total other assets	3,004.8	4,747.8	1,282.5	2,461.9	(6,965.2)	4,531.8

Property, plant and equipment, net		681.5	327.2	2,220.4		3,229.1

Total assets	$3,004.8	$5,690.0	$1,805.1	$6,529.3	$(6,965.5)	$10,063.7

Current liabilities :
Accounts payable and accrued liabilities	$—	$226.4	$182.3	$890.0	$(12.5)	$1,286.2
Short-term loans and long-term debt due within one year				66.0		66.0

Total current liabilities	—	226.4	182.3	956.0	(12.5)	1,352.2

Long-term debt	1,050.0	3,657.4	11.0	593.4		5,311.8
Other non-current liabilities and minority interests		53.8	359.4	1,028.1	3.6	1,444.9
Investments by and advances from parent		1,752.4	1,252.4	3,951.8	(6,956.6)	—
Share owner’s equity	1,954.8					1,954.8

Total liabilities and share owner’s equity	$3,004.8	$5,690.0	$1,805.1	$6,529.3	$(6,965.5)	$10,063.7

	Three months ended June 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$492.4	$183.8	$1,293.3	$(24.0)	$1,945.5
Interest		—	0.3	4.5		4.8
Equity earnings from subsidiaries	42.6	72.2	13.8		(128.6)	—
Other equity earnings		2.9	2.7	2.6		8.2
Other revenue		13.8	2.9	5.8	(15.4)	7.1
Total revenue	42.6	581.3	203.5	1,306.2	(168.0)	1,965.6

Manufacturing, shipping, and delivery		426.2	142.3	1,051.9	(34.8)	1,585.6
Research, engineering, selling, administrative, and other		27.2	41.1	91.6		159.9
Net intercompany interest	(20.6)	(9.6)	20.6	9.6		—
Other interest expense	20.6	82.9	0.3	26.6		130.4
Total costs and expense	—	526.7	204.3	1,179.7	(34.8)	1,875.9

Earnings (loss) before items below	42.6	54.6	(0.8)	126.5	(133.2)	89.7

Provision (credit) for income taxes		(4.3)	9.2	31.6	0.7	37.2

Minority share owners’ interests in earnings of subsidiaries				8.9	1.0	9.9
Net earnings (loss)	$42.6	$58.9	$(10.0)	$86.0	$(134.9)	$42.6

	Three months ended June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$432.9	$180.4	$1,261.4	$(22.0)	$1,852.7
Interest		—	0.3	3.2		3.5
Equity earnings from subsidiaries	86.2	96.9	7.5		(190.6)	—
Other equity earnings		2.7	1.8	2.5		7.0
Other revenue		11.7	2.8	5.1	(10.0)	9.6
Total revenue	86.2	544.2	192.8	1,272.2	(222.6)	1,872.8

Manufacturing, shipping, and delivery		362.4	137.5	1,005.3	(30.3)	1,474.9
Research, engineering, selling, administrative, and other		25.9	32.3	83.1		141.3
Net intercompany interest	(21.6)	(7.0)	13.7	14.9		—
Other interest expense	21.6	69.8	0.5	24.7		116.6
Total costs and expense	—	451.1	184.0	1,128.0	(30.3)	1,732.8

Earnings from continuing operations before items below	86.2	93.1	8.8	144.2	(192.3)	140.0

Provision (credit) for income taxes		—	13.3	31.4	0.8	45.5

Minority share owners’ interests in earnings of subsidiaries				8.4	(0.1)	8.3
Net earnings	$86.2	$93.1	$(4.5)	$104.4	$(193.0)	$86.2

	Six months ended June 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$948.3	$362.4	$2,369.7	$(46.6)	$3,633.8
Interest		—	1.2	8.6		9.8
Equity earnings from subsidiaries	66.9	133.9	2.7		(203.5)	—
Other equity earnings		5.4	4.7	3.6		13.7
Other revenue		27.3	10.2	9.8	(25.9)	21.4
Total revenue	66.9	1,114.9	381.2	2,391.7	(276.0)	3,678.7

Manufacturing, shipping, and delivery		824.4	276.9	1,937.8	(68.5)	2,970.6
Research, engineering, selling, administrative, and other		56.7	84.4	170.8		311.9
Net intercompany interest	(41.2)	(18.8)	40.4	19.6		—
Other interest expense	41.2	158.6	0.5	49.5		249.8
Total costs and expense	—	1,020.9	402.2	2,177.7	(68.5)	3,532.3

Earnings (loss) before items below	66.9	94.0	(21.0)	214.0	(207.5)	146.4

Provision (credit) for income taxes		0.2	1.1	59.2		60.5

Minority share owners’ interests in earnings of subsidiaries				18.2	0.8	19.0
Net earnings (loss)	$66.9	$93.8	$(22.1)	$136.6	$(208.3)	$66.9

	Six months ended June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$811.0	$352.2	$2,395.5	$(42.7)	$3,516.0

Interest		—	0.7	7.0		7.7

Equity earnings from subsidiaries	203.7	195.0	5.6		(404.3)	—

Other equity earnings		4.5	2.4	4.4		11.3
Other revenue		24.8	6.6	39.1	(24.3)	46.2
Total revenue	203.7	1,035.3	367.5	2,446.0	(471.3)	3,581.2

Manufacturing, shipping, and delivery		645.0	256.9	1,921.5	(60.0)	2,763.4
Research, engineering, selling, administrative, and other		47.1	68.4	166.2		281.7
Net intercompany interest	(43.8)	(12.3)	25.6	30.5		—
Other interest expense	43.8	138.4	1.1	51.8		235.1
Total costs and expense	—	818.2	352.0	2,170.0	(60.0)	3,280.2

Earnings from continuing operations before items below	203.7	217.1	15.5	276.0	(411.3)	301.0

Provision for income taxes		10.7	10.5	60.0	0.7	81.9

Minority share owners’ interests in earnings of subsidiaries				15.4		15.4
Net earnings	$203.7	$206.4	$5.0	$200.6	$(412.0)	$203.7

	Six months ended June 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(46.9)	$1.8	$6.3	$22.6	$(16.2)
Investing Activities:
Additions to property, plant, and equipment		(26.3)	(18.9)	(79.1)		(124.3)
Proceeds from sales		0.7	0.1	6.8		7.6
Cash provided by (used in) investing activities	—	(25.6)	(18.8)	(72.3)	—	(116.7)
Financing Activities:
Net distribution to OI Inc.	(86.2)					(86.2)
Change in intercompany transactions	86.2	192.3	(3.4)	(252.5)	(22.6)	—
Change in short term debt				103.1		103.1
Payments of long term debt		(234.4)		(548.4)		(782.8)
Borrowings of long term debt		119.0		797.2		916.2
Payments of finance fees		(4.4)		(7.9)		(12.3)
Net payments for debt-related hedging activity				(11.6)		(11.6)
Cash provided by (used in) financing activities	—	72.5	(3.4)	79.9	(22.6)	126.4
Effect of exchange rate change on cash				4.6		4.6
Net change in cash	—	—	(20.4)	18.5	—	(1.9)
Cash at beginning of period		—	30.6	216.0		246.6

Cash at end of period	$—	—	$10.2	$234.5	$—	$244.7

	Six months ended June 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(43.3)	$(66.5)	$100.7	$43.1	$34.0
Investing Activities:
Additions to property, plant, and equipment		(71.9)	(10.3)	(103.3)		(185.5)
Proceeds from sales		0.3	(38.9)	189.0		150.4
Cash provided by (used in) investing activities	—	(71.6)	(49.2)	85.7	—	(35.1)
Financing Activities:
Net distribution to OI Inc.	(187.2)					(187.2)
Change in intercompany transactions	187.2	(49.3)	86.7	(181.5)	(43.1)	—
Change in short term debt				24.1		24.1
Payments of long term debt		(122.9)	(0.1)	(168.3)		(291.3)
Borrowings of long term debt		337.1	0.1	104.4		441.6
Net payments for debt-related hedging activity		(49.2)		(20.8)		(70.0)
Payment of finance fees		(0.8)				(0.8)
Cash provided by (used in) financing activities	—	114.9	86.7	(242.1)	(43.1)	(83.6)
Effect of exchange rate change on cash				(13.1)		(13.1)
Net change in cash	—	0.0	(29.0)	(68.8)	—	(97.8)
Cash at beginning of period			32.2	245.7		277.9

Cash at end of period	$—	$0.0	$3.2	$176.9	$—	$180.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended June 30, 2006 and 2005

Net sales of the Glass Containers segment were $103.6 million higher than the prior year principally resulting from improved pricing and favorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $10.8 million lower than the prior year principally resulting from the absence of sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, and unfavorable product mix, partially offset by resin cost pass-throughs.

Segment Operating Profit of the Glass Containers segment was $25.4 million lower than the prior year.  The benefits of higher selling prices, improved productivity, and fixed cost savings were more than offset by inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment for the second quarter of 2006 was $28.0 million compared with Segment Operating Profit of $33.8 million in the second quarter of 2005.  Higher production, increased shipments, and improved manufacturing efficiencies were more than offset by the impact of the exit from the Asia Pacific plastics business.

Interest expense for the second quarter of 2006 was $130.4 million compared to $116.6 million in the second quarter of 2005.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement.

Net earnings in 2006 were $42.6 million, down from earnings of $86.2 million in 2005.  Earnings in both periods included items that management considers not representative of ongoing operations.  These items decreased net earnings in 2006 by $11.4 million and decreased net earnings in 2005 by $4.0 million.

Capital spending for property, plant and equipment was $70.9 million compared to $109.2 million in the prior year.

Six months ended June 30, 2006 and 2005

Net sales of the Glass Containers segment were $129.2 million higher than the prior year principally resulting from increased unit shipments and improved pricing, partially offset by unfavorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $11.4 million lower than the prior year principally resulting from the absence of sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, partially offset by resin cost pass-throughs and increased volume.

Segment Operating Profit of the Glass Containers segment was $61.5 million lower than the prior year.  The benefits of higher selling prices, improved productivity, and increased unit shipments were more than offset by inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment for 2006 was $59.7 million compared with Segment Operating Profit of $64.7 million in 2005.  The decrease resulted principally from the exit from the Asia Pacific plastics business and inflationary cost increases, partially offset by improved productivity, sales volume, and cost control.

Interest expense for the first six months of 2006 was $249.8 million compared to $235.1 million in the first six months of 2005.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the June 2006 refinancing of the of the Company’s previous credit agreement.

Net earnings in 2006 were $66.9 million, down from earnings of $203.7 million in 2005.  Earnings in both periods included items that management considers not representative of ongoing operations.  These items decreased net earnings in 2006 by $14.7 million and increased net earnings in 2005 by $41.1 million.

Capital spending for property, plant and equipment was $124.3 million compared to $185.5 million in the prior year.

Results of Operations – Second Quarter 2006 compared with Second Quarter 2005

Net Sales

The Company’s net sales by segment for the second quarter of 2006 and 2005 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$1,744.8	$1,641.2
Plastics Packaging	200.7	211.5

Segment and consolidated net sales	$1,945.5	$1,852.7

Consolidated net sales for the second quarter of 2006 increased $92.8 million, or 5.0%, to $1,945.5 million from $1,852.7 million in the second quarter of 2005.

Net sales of the Glass Containers segment increased $103.6 million, or 6.3%, over the second quarter of 2005.  Shipments of beer containers increased in 2006 compared to 2005, nearly offsetting reductions in most other product lines.  Equipment sales to licensees were also higher in 2006. Also contributing to the increase were generally higher selling prices.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2005		$1,641.2
Net effect of volume	$19.8
Net effect of price and mix	71.3
Effects of changing foreign currency rates	20.7
Other	(8.2)
Total net effect on sales		103.6
Net sales - 2006		$1,744.8

Net sales of the Plastics Packaging segment decreased $10.8 million from the second quarter of 2005.  Increased volume and the effect of resin cost pass-throughs were more than offset by unfavorable product mix and the absence of sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2005		$211.5
Effect of increased resin cost pass-throughs	$5.5
Net effect of volume	1.5
Divestiture	(13.0)
Net effect of price and mix	(4.7)
Effects of changing foreign currency rates	(0.1)
Total net effect on sales		(10.8)
Net sales - 2006		$200.7

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

	2006	2005
	(dollars in millions)
Glass Containers	$220.2	$245.6
Plastics Packaging	28.0	33.8
Eliminations and other retained items	(31.3)	(19.3)

Segment Operating Profit of the Glass Containers segment for the second quarter of 2006 decreased $25.4 million, or 10.3%, to $220.2 million, compared with Segment Operating Profit of $245.6 million in the second quarter of 2005.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$245.6
Net effect of price and mix	$66.7
Fixed cost savings from capacity rationalization	9.0
Productivity and production volume and cost savings	8.4
Higher energy costs	(43.4)
Other inflationary cost increases	(36.9)
Prior year impact of depreciation adjustment	(6.5)
Pension expense	(6.6)
European integration costs	(6.2)
Increased operating expenses	(4.4)
Effects of changing foreign currency rates	(1.3)
Decreased unit sales volumes	(0.7)
Other	(3.5)
Total net effect on Segment Operating Profit		(25.4)
Segment Operating Profit -2006		$220.2

Segment Operating Profit of the Plastics Packaging segment for the second quarter of 2006 was $28.0 million compared with Segment Operating Profit of $33.8 million in the second quarter of 2005.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$33.8
Improved productivity, production volume and cost savings	$3.5
Increased sales volume	2.0
Divestiture	(7.0)
Other inflationary cost increases	(2.8)
Pension expense	(0.8)
Higher energy costs	(0.5)
Net effect of price and mix	(0.3)
Other	0.1
Total net effect on Segment Operating Profit		(5.8)
Segment Operating Profit -2006		$28.0

Eliminations and other retained items for the second quarter of 2006 were unfavorable by $12.0 million compared to the second quarter of 2005.  The change is due mainly to higher retained self insurance costs, expense for stock options, and the non-recurrence of a favorable adjustment in 2005 to the Company’s accruals for self-insured risks.

Interest Expense

Interest expense for the second quarter of 2006 was $130.4 million compared to $116.6 million in the second quarter of 2005.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement.  Also contributing to the increase were higher average debt balances, partially offset by lower average interest rates.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the second quarter of 2006 was $9.9 million compared to $8.3 million for the second quarter of 2005. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil and Venezuela.

Results of Operations – First six months of 2006 compared with first six months of 2005

Net Sales

The Company’s net sales by segment for the first six months of 2006 and 2005 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$3,233.5	$3,104.3
Plastics Packaging	400.3	411.7

Segment and consolidated net sales	$3,633.8	$3,516.0

Consolidated net sales for the first six months of 2006 increased $117.8 million, or 3.4%, to $3,633.8 million from $3,516.0 million in the second quarter of 2005.

Net sales of the Glass Containers segment increased $129.2 million, or 4.2%, over the first six months of 2005.  Shipments of beer and beverage containers increased in 2006 compared to 2005. Also contributing to the increase were generally higher selling prices.  Partially offsetting these increases were unfavorable currency exchange rates in Europe and the Asia Pacific region.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2005		$3,104.3
Net effect of volume	$54.2
Net effect of price and mix	120.3
Effects of changing foreign currency rates	(29.1)
Other	(16.2)
Total net effect on sales		129.2
Net sales - 2006		$3,233.5

Net sales of the Plastics Packaging segment decreased $11.4 million from the first six months of 2005.  Increased volume and the effect of resin cost pass-throughs were more than offset by unfavorable product mix and the absence of sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2005		$411.7
Net effect of volume	$7.6
Effect of increased resin cost pass-throughs	11.0
Divestiture	(21.1)
Net effect of price and mix	(8.2)
Effects of changing foreign currency rates	(0.7)
Total net effect on sales		(11.4)
Net sales - 2006		$400.3

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

	2006	2005
	(dollars in millions)
Glass Containers	$386.4	$447.9
Plastics Packaging	59.7	64.7
Eliminations and other retained items	(54.6)	(33.7)

Segment Operating Profit of the Glass Containers segment for the first six months of 2006 decreased $61.5 million, or 13.7%, to $386.4 million, compared with Segment Operating Profit of $447.9 million in the first six months of 2005.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$447.9
Net effect of price and mix	$118.9
Improved productivity, production volume and cost savings	23.1
Fixed cost savings from capacity rationalization	17.7
Increased unit sales volumes	12.0
Higher energy costs	(94.9)
Other inflationary cost increases	(76.6)
Effects of changing foreign currency rates	(14.5)
Pension expense	(12.4)
European integration costs	(14.1)
Prior year impact of depreciation adjustment	(6.5)
Increased operating expenses	(4.4)
Other	(9.8)
Total net effect on Segment Operating Profit		(61.5)
Segment Operating Profit -2006		$386.4

Segment Operating Profit of the Plastics Packaging segment for the first six months of 2006 was $59.7 million compared with Segment Operating Profit of $64.7 million in the first six months of 2005.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$64.7
Improved productivity, production volume and cost savings	$6.6
Increased sales volume	2.0
Divestiture	(8.2)
Other inflationary cost increases	(2.8)
Net effect of price and mix	(0.1)
Higher energy costs	(1.1)
Pension expense	(1.7)
Other	0.3
Total net effect on Segment Operating Profit		(5.0)
Segment Operating Profit -2006		$59.7

Eliminations and other retained items for the first six months of 2006 were unfavorable by $20.9 million compared to the first six months of 2005.  The change is due mainly to higher retained self insurance costs, expense for stock options, and the non-recurrence of favorable adjustments in 2005 to the Company’s accruals for self-insured risks.

Interest Expense

Interest expense for the first six months of 2006 was $249.8 million compared to $235.1 million in the first six months of 2005.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement.  Also contributing to the increase were higher average debt balances, partially offset by lower average interest rates.

Provision for Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2006 was 41.3%, compared with 27.2% for the first six months of 2005.  Excluding the effects of separately taxed items excluded from Segment Operating Profit in both periods, the write-off of unamortized finance fees in 2006 and other discrete items, the Company’s effective tax rate for the six months ended 2006 was 37.8% compared with 29.2% for the first six months of 2005 and 29.9% for the full year 2005.  The 2006 rate is higher principally because the Company is not recording tax benefits on its losses in the United States.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first six months of 2006 was $19.0 million compared to $15.4 million for the first six months of 2005. The increase is primarily attributed to higher earnings from the Company’s operations in Brazil and Venezuela.

Capital Resources and Liquidity

The Company’s total debt at June 30, 2006 was $5.57 billion, compared to $5.30 billion at December 31, 2005 and $5.38 billion at June 30, 2005.  Total debt at June 30, 2005 excludes $228.5 million related to the Company’s European accounts receivable securitization program.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At June 30, 2006, the Agreement included a $900.0 million revolving credit facility, a A$300.0 million A term loan, and a C$138.0 million C term loan, each of which has a final maturity date of June 15, 2012. It also included a $200.0 million B term loan and a €200 million D term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early payment of the previous credit agreement.

At June 30, 2006, the Company’s subsidiary borrowers had unused credit of $562.2 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2006 was 6.06%.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the trade accounts receivable in the program and the secured indebtedness of the same amount.  During the first and second quarters of 2006, cash received from customers in payment of the trade accounts receivable that were in the program at the date of its consolidation amounted to approximately $122.8 million and $4.5 million, respectively.  These receipts are included in determining the changes in components of consolidated working capital as presented in the reconciliation of cash flows from operating activities in the accompanying Condensed Consolidated Statement of Cash Flows.

The interest rate on the accounts receivable securitization program is a variable rate and also includes a margin of 1.35% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.0% at June 30, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 6.9% at June 30, 2006.  These programs have maturity dates ranging from October of 2006 through September of 2008.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company expects to record approximately $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

Cash utilized in operating activities in the first six months of 2006 was $16.2 million compared to cash provided by operating activities of $34.0 million in the prior year.  Software acquisition and development costs and payments of approximately $22.0 million for European restructuring activities required more cash in 2006 than in 2005.

Capital spending for property, plant and equipment was $124.3 million compared to $185.5 million in the prior year.  In addition, the Company capitalized $9.1 million under capital lease obligations with the related financing recorded as long term debt.

OI Inc. has substantial obligations related to semiannual interest payments on $1.0 billion of outstanding public debt securities.  In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments for the six months ended June 30, 2006 were $80.7 million down from $86.3 million for the first six months of 2005.  OI Inc. expects that its total asbestos-related payments will be moderately lower in 2006 compared to 2005.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2005, the weighted average discount rate for all plans was 5.3%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002.  The returns exceeded 20% in 2003, 18% in 2004 and 10% in 2005.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2006, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.4% for the year ended December 31, 2005.  The Company recorded pension expense totaling approximately $16.9 million and $2.0 million for the first six months of 2006 and 2005, respectively, from its principal defined benefit pension plans.  The increase in net pension expense resulted from lower return rates, the use of an updated mortality table reflecting longer lifetimes, and higher amortization.  Depending on currency translation rates, the Company expects to record approximately $34.4 million of pension expense for the full year of 2006, compared with expense of $4.0 million for 2005.

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

Minimum Liability - If the Accumulated Benefit Obligation (“ABO”) of any of the Company’s principal pension plans in the U.S. and Australia exceeds the fair value of its assets at the next measurement date of December 31, 2006, the Company will be required to write off the related prepaid pension asset and record a liability equal to the excess of the ABO over the fair value of the asset of such plan at the next measurement date of December 31, 2006.  The non-cash charge would result in a decrease in the Accumulated Other Comprehensive Income component of share owners’ equity that would significantly reduce net worth.  Amounts related to the Company’s U.S. and Australian plans as of December 31, 2005 were as follows (millions of dollars):

	U.S. Salary	U.S. Hourly	Australian
	Plans	Plans	Plans	Total
Fair value of assets	$832.4	$1,730.4	$107.4	$2,670.2
Accumulated benefit obligations	766.2	1,441.2	79.3	2,286.7
Excess	$66.2	$289.2	$28.1	$383.5

Prepaid pension asset	$327.2	$643.8	$17.1	$988.1

The Company is unable to predict discount rates or asset values at the next measurement date of December 31, 2006.  However, if asset values and discount rates decline from their December 31, 2005 levels, the ABO of the U.S. salary plan may exceed the plan’s assets at the measurement date.  In that event, the plan’s prepaid asset would be written off resulting in a pre-tax charge to other comprehensive income in the range of $310 million to $320 million.

Proposed Accounting Standard - On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued a Proposed Statement of Financial Accounting Standards entitled “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Under the most significant provision of the proposed standard, the Company would be required to adjust the assets and liabilities related to its defined benefit plans so that the amounts reflected on the balance sheet represented the overfunded or underfunded status of the plans.  These funded status amounts would be measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets would be compared to the Projected Benefit Obligation (“PBO”).  The PBO is typically larger than the ABO, described above, because it includes estimated future benefit increases that apply to prior service.  In the Company’s case, the required adjustments would result in a non-cash charge to the Accumulated Other Comprehensive Income component of share owners’ equity.  The proposal to recognize funded status at the balance sheet date would replace the minimum liability recognition requirements described above.

At its July 2006 meeting, the FASB concluded that the proposed standard would be effective for public companies for years ending after December 31, 2006.  If the FASB ultimately adopts the proposed standard in its present form, the Company would be required to write off a significant portion of its prepaid pension asset at December 31, 2006, and significantly reduce its reported net worth.  The Company is unable to project the amount of such write off because it will be determined by the fair value of plan assets at December 31, 2006 and the PBO at that date.  The PBO is subject to wide variation based on a number of actuarial assumptions, principally the discount rate in effect at December 31, 2006.

Funding and Credit Compliance - Even if the fair values of the U.S. plans’ assets are less than ABO at December 31, 2006, the Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The covenants under the Company’s Secured Credit Agreement would not be affected by a reduction in the Company’s net worth if a significant non-cash charge was taken to write off the prepaid pension assets.

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

Deferred Tax Assets

FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is largely dependent upon projected near-term profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to net operating losses, capital losses, tax credits and the accrued liability for asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  Should the Company be required to write off the prepaid pension assets related to the U.S. pension plans (as described above under Pension Benefit Plans), the related deferred tax liability would also be written off, leaving deferred tax assets amounting to approximately $262 million without a valuation allowance.  It is currently likely that an additional valuation allowance would be required in that case since it is currently more likely than not that the deferred tax asset would not be realized.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

On June 14, 2006, the Company entered into the Secured Credit Agreement (as described in Note 3 to the financial statements).  The new facility provides borrowings in Australian dollars, Canadian dollars, Euros, and U.S. dollars, which reduces the risk associated with changing foreign currency exchange rates and therefore reduces the Company’s need to hedge its U.S. dollar borrowings.

There have been no other material changes in market risk at June 30, 2006 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2005.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company has undertaken the phased implementation of a global

Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2006 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

OWENS-ILLINOIS GROUP, INC.

Date August 8, 2006	By	/s/ Edward C. White
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