Form 10-Q
period 2006-09-30
OWENS ILLINOIS GROUP INC
filed 2006-11-09
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended September 30, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Owens-Illinois Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-13061	34-1559348
(State or other	(Commission	(IRS Employer
jurisdiction of	File No.)	Identification No.)
incorporation or
organization)

One Michael Owens Way, Perrysburg, Ohio		43551-2999
(Address of principal executive offices)		(Zip Code)

567-336-5000

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

Owens-Illinois Group, Inc. $.01 par value common stock — 100 shares at October 31, 2006.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended Sept. 30,
	2006	2005
Revenues:
Net sales	$1,911.7	$1,807.5
Royalties and net technical assistance	4.4	4.5
Equity earnings	7.5	6.6
Interest	4.6	5.2
Other	5.0	1.7

	1,933.2	1,825.5

Costs and expenses:
Manufacturing, shipping, and delivery	1,555.2	1,473.5
Research and development	7.3	6.6
Engineering	11.5	9.2
Selling and administrative	137.2	122.0
Interest	122.2	113.3
Other	32.1	12.0

	1,865.5	1,736.6

Earnings from continuing operations before items below	67.7	88.9

Provision for income taxes	46.4	22.7

Minority share owners’ interests in earnings of subsidiaries	12.9	9.6

Earnings from continuing operations	8.4	56.6

Net earnings from discontinued operations		63.0

Net earnings	$8.4	$119.6

	Nine months ended Sept. 30,
	2006	2005
Revenues:
Net sales	$5,545.5	$5,323.5
Royalties and net technical assistance	12.2	12.8
Equity earnings	21.2	17.9
Interest	14.4	12.9
Other	18.6	39.6
	5,611.9	5,406.7
Costs and expenses:
Manufacturing, shipping, and delivery	4,525.8	4,236.9
Research and development	21.8	19.0
Engineering	29.5	28.9
Selling and administrative	401.1	358.2
Interest	372.0	348.4
Other	47.6	25.4
	5,397.8	5,016.8
Earnings from continuing operations before items below	214.1	389.9

Provision for income taxes	106.9	104.6

Minority share owners’ interests in earnings of subsidiaries	31.9	25.0

Earnings from continuing operations	75.3	260.3

Net earnings of discontinued operations		63.0

Net earnings	$75.3	$323.3

See accompanying notes.

 OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	Sept. 30,	Dec. 31,	Sept. 30,
	2006	2005	2005

Assets
Current assets:
Cash, including time deposits	$242.3	$246.6	$190.3
Short-term investments, at cost which approximates market	82.6	51.9	31.7
Receivables, less allowances for losses and discounts ($49.1 at Sept. 30, 2006, $47.4 at December 31, 2005, and $48.2 at Sept. 30, 2005)	1,247.3	1,006.2	993.0
Inventories	1,009.1	940.4	1,020.6
Prepaid expenses	45.9	37.2	66.4

Total current assets	2,627.2	2,282.3	2,302.0

Investments and other assets:
Equity investments	103.3	114.9	109.7
Repair parts inventories	166.1	170.3	171.7
Prepaid pension	994.2	988.1	981.9
Deposits, receivables, and other assets	437.2	443.3	430.9
Goodwill	2,439.3	2,369.2	2,897.1

Total other assets	4,140.1	4,085.8	4,591.3

Property, plant, and equipment, at cost	6,358.0	6,146.0	6,163.9
Less accumulated depreciation	3,253.7	2,993.5	2,971.2

Net property, plant, and equipment	3,104.3	3,152.5	3,192.7

Total assets	$9,871.6	$9,520.6	$10,086.0

	Sept. 30,	Dec. 31,	Sept. 30,
	2006	2005	2005

Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$612.6	$278.3	$74.2
Accounts payable and other liabilities	1,515.7	1,385.6	1,383.1

Total current liabilities	2,128.3	1,663.9	1,457.3

Long-term debt	4,908.4	5,022.0	5,129.4

Deferred taxes	192.3	441.1	207.5

Pension benefits	307.5	311.4	289.3

Nonpension postretirement benefits	282.6	277.1	277.1

Other liabilities	362.0	425.9	454.3

Commitments and contingencies

Minority share owners’ interests	196.6	181.5	173.5

Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,410.2	1,272.3	1,294.7
Retained earnings	236.6	161.3	957.2
Accumulated other comprehensive income	(152.9)	(235.9)	(154.3)

Total share owner’s equity	1,493.9	1,197.7	2,097.6

Total liabilities and share owner’s equity	$9,871.6	$9,520.6	$10,086.0

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended Sept. 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$75.3	$323.3
Net earnings of discontinued operations		(63.0)
Non-cash charges (credits):
Depreciation	352.6	359.5
Amortization of intangibles and other deferred items	20.6	19.9
Amortization of finance fees	10.5	12.2
Deferred tax provision	(6.3)	16.2
Restructuring costs and write-off of certain assets	29.7
Gain on the sale of certain real property		(28.1)
Mark to market effect of certain natural gas hedge contracts	6.7	(13.2)
Other	12.0	(27.8)
Change in non-current operating assets	(37.3)	1.8
Reduction of non-current liabilities	(50.9)	(64.7)
Change in components of working capital	(370.7)	(152.1)
Cash provided by operating activities	42.2	384.0
Cash flows from investing activities:
Additions to property, plant, and equipment	(200.2)	(296.6)
Collections on receivables arising from consolidation of receivables securitization program	127.3
Net cash proceeds from divestitures and asset sales	14.4	159.7
Cash utilized in investing activities	(58.5)	(136.9)
Cash flows from financing activities:
Additions to long-term debt	1,181.5	510.6
Repayments of long-term debt	(1,073.4)	(534.1)
Increase in short-term loans	52.9	43.5
Net payments for debt-related hedging activity	(4.3)	(100.0)
Payment of finance fees	(12.3)	(1.0)
Net change in payable to parent		(112.4)
Distributions to parent	(139.0)	(129.7)
Cash provided by (utilized in) financing activities	5.4	(323.1)
Effect of exchange rate fluctuations on cash	6.6	(11.6)
Decrease in cash	(4.3)	(87.6)
Cash at beginning of period	246.6	277.9
Cash at end of period	$242.3	$190.3

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

The Company adopted the provisions of FAS No. 123R effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.  As a result of adoption, pretax earnings for the nine months ended September 30, 2006 were reduced by $6.1 million ($5.7 million after tax) for additional compensation expense related to stock options.  The adoption of FAS No. 123R had no effect on cash flows.

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

	Three months ended	Nine months ended
	Sept. 30, 2005	Sept. 30, 2005

Net earnings:
As reported	$119.6	$323.3
Compensation cost determined under fair value based method for stock option awards, net of $1.2 million and $4.2 million of related tax effects for the three and nine month periods, respectively.	(1.8)	(6.1)

Pro forma	$117.8	$317.2

The Company participates in five nonqualified plans of OI Inc. under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan

of Owens-Illinois, Inc.  Total compensation cost for all grants of options, shares and units under all of these plans was $14.0 million for the nine months ended September 30, 2006.

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

The fair value of options granted before March 22, 2005, is amortized ratably over five years or a shorter period if the grant becomes subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock.  The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value

Options outstanding at January 1, 2006	6,900	$22.05
Granted	818	18.24
Exercised	(391)	12.10
Forfeited or expired	(450)	27.70
Options outstanding at Sept. 30, 2006	6,877	21.85	3.7	$10.0

Options vested or expected to vest at Sept. 30, 2006	6,788	$21.85	3.7	$9.9

Options exercisable at Sept. 30, 2006	5,389	$22.30	3	$9.8

Certain additional information related to stock options is as follows for the periods indicated:

	Nine months ended Sept. 30,
	2006	2005
Weighted average grant-date fair value of options granted (per share)	$8.69	$15.01

Aggregate intrinsic value of options exercised	$2.2	$19.3

Aggregate cash received from options exercised	$4.7	$20.4

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

The fair value of the shares is equal to the market price of the shares on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted share activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2006	1,015	$15.29
Granted	118	18.23
Vested	(292)	13.22
Forfeited	(10)	14.28
Nonvested at Sept. 30, 2006	831	16.45

Awards granted during the nine months ending Sept. 30, 2005		$24.30

	Nine months ended Sept. 30,
	2006	2005

Total grant-date fair value of shares vested	$3.9	$2.3

Performance Vested Restricted Share Units

Restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 1.5 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of the Company’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

Performance vested restricted share unit activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2006	228	$24.22
Granted	457	18.24
Vested	—	—
Forfeited	(6)	20.74
Nonvested at Sept. 30, 2006	679	20.23

Awards granted during the nine months ending Sept. 30, 2005		$24.23

As of September 30, 2006, there was $21.8 million of total unrecognized compensation cost related to all nonvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

3. Long-Term Debt

The following table summarizes the long-term debt of the Company:

	Sept. 30,	Dec. 31,	Sept. 30,
	2006	2005	2005

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$263.1	$—	$—
Term Loans:
Term Loan A (300 million AUD at Sept. 30, 2006)	224.3
Term Loan B	200.0
Term Loan C (138.0 million CAD at Sept. 30, 2006)	124.1
Term Loan D (€200.0 million at Sept. 30, 2006)	254.2
Third Amended and Restated Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			75.9
Term Loans:
A1 Term Loan		223.9	223.9
B1 Term Loan		220.8	220.8
C1 Term Loan		185.6	185.6
C2 Term Loan		54.9	55.6
Accounts receivable securitization (included in short-term loans at September 30, 2006):
European program		231.8
Asia Pacific program		80.6	70.4
Senior Secured Notes:
8.875%, due 2009	850.0	1,000.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	431.8	436.6	438.4
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million at Sept. 30, 2006)	286.0	267.0	270.7
Senior Subordinated Notes:
9.25%, due 2009		0.5	0.5
Payable to OI Inc.	1,036.3	1,032.7	1,034.8
Other	82.9	64.6	92.8

Total long-term debt	5,227.7	5,274.0	5,144.4
Less amounts due within one year	319.3	252.0	15.0
Long-term debt	$4,908.4	$5,022.0	$5,129.4

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At September 30, 2006, the Agreement included a $900.0 million revolving credit facility, a 300.0 million Australian dollar term loan, and a 138.0 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $200.0 million term loan and a €200 million term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early payment of the previous credit agreement.

At September 30, 2006, the Company’s subsidiary borrowers had unused credit of $557.6 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2006 was 6.23%.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the accounts receivable in the program and the secured indebtedness of the same amount.  In the Company’s Form 10-Q for the quarters ended March 31 and June 30, 2006, cash received from customers in payment of the accounts receivable that were in the program at the date of its consolidation were included in determining the changes in components of consolidated working capital as presented in the reconciliation of cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows.  However, to more clearly reflect the change from off-balance sheet accounting to on-balance sheet accounting, the Company reclassified the cash flows from these receivables from operating activities to investing activities in the accompanying Condensed Consolidated Statement of Cash Flows.  A similar reclassification in the Condensed Consolidated Statement of Cash Flows in the Company’s Form 10-Q for the quarters ended March 31 and June 30, 2006, would have increased cash utilized in operating activities (and decreased cash utilized in investing activities) by $122.8 million for the three months ended March 31, $4.5 million for the three months ended June 30 and $127.3 million for the six months ended June 30, as follows (dollars in millions):

	As Previously Filed			As Reclassified
	Three	Three	Six	Three	Three	Six
	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended
	March 31	June 30	June 30	March 31	June 30	June 30
Cash provided by (utilized in) operating activities	$(111.8)	$95.6	$(16.2)	$(234.6)	$91.1	$(143.5)

Cash provided by (utilized in) investing activities	(50.3)	(66.4)	(116.7)	72.5	(61.9)	10.6

At September 30, 2006, the European program had a balance of $131.3 million, and the Asia Pacific program had a balance of $74.6 million recorded in short term loans.  The interest rate on the accounts receivable securitization program is a local short term variable rate plus a margin over the variable rate of 1.35% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.6% at September 30, 2006.  The weighted average interest rate on borrowings under the Asia

Pacific program was 7.1% at September 30, 2006.  These programs have maturity dates ranging from October of 2006 through September of 2008.

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaces the previous European program which was set to terminate in October 2006.  The interest rate on the program is a local short term variable rate plus a margin over the variable rate of 0.70%.

4. Supplemental Cash Flow Information

	Nine months ended September 30,
	2006	2005

Interest paid in cash	$290.3	$299.2

Income taxes paid in cash	88.9	92.3

5. Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended
	Sept. 30,
	2006	2005

Net earnings	$8.4	$119.6
Foreign currency translation adjustments	32.1	16.9
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	(17.1)	31.4
Total comprehensive income	$23.4	$167.9

	Nine months ended
	Sept. 30,
	2006	2005

Net earnings	$75.3	$323.3
Foreign currency translation adjustments	142.6	(237.2)
Change in minimum pension liability, net of tax	—	—
Change in fair value of derivative instruments, net of tax	(59.6)	37.2
Total comprehensive income	$158.3	$123.3

6. Inventories

Major classes of inventory are as follows:

	Sept. 30,	Dec. 31,	Sept. 30,
	2006	2005	2005

Finished goods	$830.9	$779.6	$849.9
Work in process	5.1	3.5	5.4
Raw materials	101.6	91.1	95.8
Operating supplies	71.5	66.2	69.5
	$1,009.1	$940.4	$1,020.6

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

As of September 30, 2006, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 24,000 plaintiffs and claimants.  Based on an analysis of the claims and lawsuits pending as of December 31, 2005, approximately 89% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 10% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of September 30, 2006 there are approximately 21,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of September 30, 2006, has disposed of the asbestos claims of approximately 339,600 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,500.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $84 million at September 30, 2006 ($91 million at December 31, 2005) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

Financial information for the three month periods ended September 30, 2006 and 2005 regarding the Company’s product segments is as follows:

				Eliminations
				and
			Total	Other
	Glass	Plastics	Product	Retained	Consolidated
	Containers	Packaging	Segments	Items	Totals

Net sales:
2006	$1,717.5	$194.2	$1,911.7		$1,911.7
2005	1,604.3	203.2	1,807.5		1,807.5

Segment Operating Profit:
2006	$207.6	$30.7	$238.3	$(21.7)	$216.6
2005	198.3	33.1	231.4	(26.2)	205.2

Items excluded from Segment Operating Profit:
Sept. 30, 2006:
Mark to market gain (loss) on natural gas hedge contracts	$(1.6)		$(1.6)		$(1.6)
Charge for closing the Godfrey, Illinois plant	(29.7)		(29.7)		(29.7)

Sept. 30, 2005:
Mark to market gain (loss) on natural gas hedge contracts	(8.2)		(8.2)		(8.2)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended September 30, 2006 and 2005 is as follows:

	2006	2005

Segment Operating Profit for reportable segments	$238.3	$231.4
Items excluded from Segment Operating Profit	(31.3)	(8.2)
Eliminations and other retained items	(21.7)	(26.2)
Interest expense	(122.2)	(113.3)
Interest income	4.6	5.2
Total	$67.7	$88.9

Financial information for the nine month periods ended September 30, 2006 and 2005 regarding the Company’s product segments is as follows:

				Elimina
				tions
				and
			Total	Other	Consoli
	Glass	Plastics	Product	Retained	dated
	Containers	Packaging	Segments	Items	Totals

Net sales:
2006	$4,951.0	$594.5	$5,545.5		$5,545.5
2005	4,708.6	614.9	5,323.5		5,323.5

Segment Operating Profit:
2006	$594.0	$90.4	$684.4	$(76.3)	$608.1
2005	646.2	97.8	744.0	(59.9)	684.1

Items excluded from Segment Operating Profit:
Sept. 30, 2006:
Mark to market gain (loss) on natural gas hedge contracts	$(6.7)		$(6.7)		$(6.7)
Charge for closing the Godfrey, Illinois plant	(29.7)		(29.7)		(29.7)

Sept. 30, 2005:
Mark to market gain (loss) on natural gas hedge contracts	13.2		13.2		13.2
Gain on sale of Corsico, Italy glass container facility	28.1		28.1		28.1

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the nine month periods ended September 30, 2006 and 2005 is as follows:

	2006	2005

Segment Operating Profit for reportable segments	$684.4	$744.0
Items excluded from Segment Operating Profit	(36.4)	41.3
Eliminations and other retained items	(76.3)	(59.9)
Interest expense	(372.0)	(348.4)
Interest income	14.4	12.9
Total	$214.1	$389.9

				Elimina
				tions
			Total	and	Consoli
	Glass	Plastics	Product	Other	dated
	Containers	Packaging	Segments	Retained	Totals

Total assets:
Sept. 30, 2006	$7,983.6	$715.0	$8,698.6	$1,173.0	$9,871.6
December 31, 2005	7,575.7	754.0	8,329.7	1,190.9	9,520.6
Sept. 30, 2005	8,144.8	756.4	8,901.2	1,184.8	10,086.0

9.  Other Revenue and Costs and Expenses

During the third quarter of 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation and recorded a charge of $29.7 million ($27.7 million after tax).  See Note 11 for additional details.

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

10. Derivative Instruments

Hedges of Debt

Certain of the Company’s subsidiaries in the United States and Europe have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans.  For the three and nine months ended September 30, 2006, the amount not offset was not material.

Foreign Currency Exchange Contracts Designated as Cash Flow Hedges

The Company has entered into a series of foreign currency exchange contracts in Europe to swap €9.4 million into $11.8 million U.S. dollars related to anticipated fuel oil purchases for the fourth quarter of 2006. A portion of European fuel oil purchases fluctuates based on U.S. dollars. The swap mitigates foreign currency exchange rate risk for the majority of the anticipated fourth quarter 2006 fuel oil purchases in western Europe.  Changes in the fair value of this contract are recognized in current earnings.

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

The following selected information relates to fair value swaps at September 30, 2006 (based on a projected U.S. LIBOR rate of 5.088%):

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(2.9)
Senior Notes due 2008	250.0	7.35%	3.5%	(4.7)
Senior Debentures due 2010	250.0	7.50%	3.2%	(6.1)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(18.3)
Total	$1,050.0			$(32.0)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next three to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At September 30, 2006, the Company had entered into commodity futures contracts for approximately 85% (approximately 5,020,000 MM BTUs) of its expected North American natural gas usage for the remaining three months of 2006, approximately 53% (approximately 12,520,000 MM BTUs) for the full year of 2007 and approximately 4% (approximately 840,000 MM BTUs) for the full year of 2008.

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

The above futures contracts are accounted for as cash flow hedges at September 30, 2006.

At September 30, 2006, an unrecognized loss of $35.6 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2006 was not material.

Other Hedges

The Company’s subsidiaries may enter into short-term forward exchange agreements to purchase foreign currencies at set rates in the future.  These foreign currency forward exchange agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency.   Subsidiaries may also use forward

exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies.  The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

11.  Restructuring Accruals

In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility will close by the end of the year. This closing is part of a broad initiative to reduce working capital and improve system costs.  As a result, the Company recorded a charge of $29.7 million ($27.7 million after tax) in the third quarter of 2006.

The closing of this facility will result in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $11.5 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Godfrey plant closing charges	$29.7
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Other	0.6
Remaining Godfrey plant closing accrual as of September 30, 2006	$11.5

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2006 activity translated from Euros into dollars at the September 30, 2006 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(14.0)
Other, principally translation	1.6
Remaining European restructuring accrual as of March 31, 2006	68.5
Net cash paid, principally severance and related benefits	(8.0)
Other, principally translation	2.4
Remaining European restructuring accrual as of June 30, 2006	62.9
Net cash paid, principally severance and related benefits	(5.3)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other	(1.0)
Remaining European restructuring accrual as of Sept. 30, 2006	$49.0

12. Pensions

The components of the net periodic pension cost for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$16.9	$13.0
Interest cost	51.4	49.8
Expected asset return	(74.6)	(73.9)

Amortization:
Prior service cost (credit)
Loss	15.1	11.9

Net amortization	15.1	11.9

Net periodic pension cost	$8.8	$0.8

The components of the net periodic pension cost for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$50.1	$39.3
Interest cost	153.2	150.7
Expected asset return	(222.6)	(222.9)

Amortization:
Prior service cost (credit)		(0.2)
Loss	45.0	35.9

Net amortization	45.0	35.7

Net periodic pension cost	$25.7	$2.8

As of September 30, 2006, $54.7 million of contributions have been made.   The Company expects its contributions for the full year of 2006 to be $66.3 million.

13. Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$1.2	$1.1
Interest cost	4.4	4.7
Amortization:
Prior service credit	(1.1)	(1.1)
Loss	1.3	1.4

Net amortization	0.2	0.3

Net postretirement benefit cost	$5.8	$6.1

The components of the net postretirement benefit cost for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005

Service cost	$3.6	$3.4
Interest cost	13.2	13.9

Amortization:
Prior service credit	(3.2)	(3.2)
Loss	3.7	4.2

Net amortization	0.5	1.0

Net postretirement benefit cost	$17.3	$18.3

14. New Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”.  FIN 48 defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also includes requirements for measuring the amount of the benefit to be recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, therefore the Company will adopt its provisions effective as of January 1, 2007.  The Company has not yet determined the impact of adopting FIN 48.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements”.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.   FAS 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts will be measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets will be compared to the Projected Benefit Obligation (“PBO”).  For other postretirement benefit plans, the fair value of plan assets will be compared to the Accumulated Postretirement Benefit Obligation (“APBO”). In the Company’s case, the required adjustments will result in a non-cash charge to the Accumulated Other Comprehensive Income component of share owners’ equity.  FAS 158 is effective for fiscal years ending after December 15, 2006, and therefore the Company will adopt its provisions effective as of December 31, 2006.  The Company will be required to write off a significant portion of its prepaid pension asset at December 31, 2006, and significantly reduce its reported net worth.  The Company is unable to project the amount of such write-off because it will be determined by the fair value of plan assets at December 31, 2006 and the PBO at that date.

15. Discontinued operations

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

16.  Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	September 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet

Current assets:
Accounts receivable	$—	$103.2	$76.7	$1,067.4	$—	$1,247.3
Inventories		125.4	52.7	831.0	—	1,009.1
Other current assets		11.6	25.8	333.4		370.8

Total current assets	—	240.2	155.2	2,231.8	—	2,627.2

Investments in and advances to subsidiaries	2,543.9	3,269.4	4.3		(5,817.6)	—

Goodwill		562.1	223.4	1,653.8		2,439.3

Other non-current assets		187.1	1,076.1	444.3	(6.7)	1,700.8

Total other assets	2,543.9	4,018.6	1,303.8	2,098.1	(5,824.3)	4,140.1

Property, plant and equipment, net		666.1	339.9	2,098.3		3,104.3

Total assets	$2,543.9	$4,924.9	$1,798.9	$6,428.2	$(5,824.3)	$9,871.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$390.8	$138.3	$985.9	$0.7	$1,515.7
Short-term loans and long-term debt due within one year	300.0	(1.5)		314.1		612.6

Total current liabilities	300.0	389.3	138.3	1,300.0	0.7	2,128.3

Long-term debt	750.0	3,310.6	18.8	829.0		4,908.4
Other non-current liabilities and minority interests		69.6	253.3	1,012.1	6.0	1,341.0
Investments by and advances from parent		1,155.4	1,388.5	3,287.1	(5,831.0)	—
Share owner’s equity	1,493.9					1,493.9

Total liabilities and share owner’s equity	$2,543.9	$4,924.9	$1,798.9	$6,428.2	$(5,824.3)	$9,871.6

	December 31, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet

Current assets:
Accounts receivable	$—	$82.2	$66.8	$857.2	$—	$1,006.2
Inventories		129.7	50.0	760.7		940.4
Other current assets		5.5	59.3	270.9		335.7

Total current assets	—	217.4	176.1	1,888.8	—	2,282.3

Investments in and advances to subsidiaries	2,247.7	3,222.6	(46.6)		(5,423.7)	—

Goodwill		562.0	223.4	1,583.8		2,369.2

Other non-current assets		212.8	1,087.4	423.1	(6.7)	1,716.6

Total other assets	2,247.7	3,997.4	1,264.2	2,006.9	(5,430.4)	4,085.8

Property, plant and equipment, net		695.7	329.8	2,127.0		3,152.5

Total assets	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$334.9	$120.2	$932.2	$(1.7)	$1,385.6
Short-term loans and long-term debt due within one year				278.3		278.3

Total current liabilities	—	334.9	120.2	1,210.5	(1.7)	1,663.9

Long-term debt	1,050.0	3,382.0	6.8	583.2		5,022.0
Other non-current liabilities and minority interests		95.0	494.0	1,042.1	5.9	1,637.0
Investments by and advances from parent		1,098.6	1,149.1	3,186.9	(5,434.6)	—
Share owner’s equity	1,197.7					1,197.7

Total liabilities and share owner’s equity	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

	September 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet

Current assets:
Accounts receivable	$—	$146.1	$66.7	$780.2	$—	$993.0
Inventories		132.1	52.7	836.3	(0.5)	1,020.6
Other current assets		(0.5)	70.1	218.4	0.4	288.4

Total current assets	—	277.7	189.5	1,834.9	(0.1)	2,302.0

Investments in and advances to subsidiaries	3,147.6	3,897.5	(30.5)		(7,014.6)	—

Goodwill		562.1	223.4	2,111.6		2,897.1

Other non-current assets		218.8	1,074.1	410.7	(9.4)	1,694.2

Total other assets	3,147.6	4,678.4	1,267.0	2,522.3	(7,024.0)	4,591.3

Property, plant and equipment, net		697.0	323.8	2,171.9		3,192.7

Total assets	$3,147.6	$5,653.1	$1,780.3	$6,529.1	$(7,024.1)	$10,086.0

Current liabilities :
Accounts payable and accrued liabilities	$—	$259.1	$201.1	$937.7	$(14.8)	$1,383.1
Short-term loans and long-term debt due within one year				74.2		74.2

Total current liabilities	—	259.1	201.1	1,011.9	(14.8)	1,457.3

Long-term debt	1,050.0	3,463.4	10.8	605.2		5,129.4
Other non-current liabilities and minority interests		110.3	241.1	1,046.5	3.8	1,401.7
Investments by and advances from parent		1,820.3	1,327.3	3,865.5	(7,013.1)	—
Share owner’s equity	2,097.6					2,097.6

Total liabilities and share owner’s equity	$3,147.6	$5,653.1	$1,780.3	$6,529.1	$(7,024.1)	$10,086.0

	Three months ended Sept. 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$475.5	$180.2	$1,281.3	$(25.3)	$1,911.7

Interest		—	0.9	3.7		4.6

Equity earnings from subsidiaries	8.4	81.1	(3.5)		(86.0)	—

Other equity earnings		2.1	2.1	3.3		7.5
Other revenue		13.1	3.1	2.5	(9.3)	9.4

Total revenue	8.4	571.8	182.8	1,290.8	(120.6)	1,933.2

Manufacturing, shipping, and delivery		408.3	137.8	1,044.1	(35.0)	1,555.2
Research, engineering, selling, administrative, and other		60.8	38.7	88.6		188.1
Net intercompany interest	(20.6)	(6.4)	22.3	4.7		—
Other interest expense	20.6	80.8	0.2	20.6		122.2

Total costs and expense	—	543.5	199.0	1,158.0	(35.0)	1,865.5

Earnings (loss) before items below	8.4	28.3	(16.2)	132.8	(85.6)	67.7

Provision (credit) for income taxes		(1.0)	5.0	42.4		46.4

Minority share owners’ interests in earnings of subsidiaries				12.8	0.1	12.9
Net earnings (loss)	$8.4	$29.3	$(21.2)	$77.6	$(85.7)	$8.4

	Three months ended September 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$445.9	$176.9	$1,208.0	$(23.3)	$1,807.5

Interest			1.2	3.8	0.2	5.2

Equity earnings from subsidiaries	56.6	60.3	(1.1)		(115.8)	—

Other equity earnings		2.6	1.6	2.4		6.6
Other revenue		13.5	0.4	2.0	(9.7)	6.2

Total revenue	56.6	522.3	179.0	1,216.2	(148.6)	1,825.5

Manufacturing, shipping, and delivery		382.7	136.1	986.4	(31.7)	1,473.5
Research, engineering, selling, administrative, and other		26.7	32.7	90.4		149.8
Net intercompany interest	(20.6)	(8.9)	15.0	14.5		—
Other interest expense	20.6	73.4	0.7	18.6		113.3

Total costs and expense	—	473.9	184.5	1,109.9	(31.7)	1,736.6

Earnings from continuing operations before items below	56.6	48.4	(5.5)	106.3	(116.9)	88.9

Provision (credit) for income taxes		(2.4)	(10.1)	38.0	(2.8)	22.7

Minority share owners’ interests in earnings of subsidiaries				9.1	0.5	9.6
Earnings from continuing operations	56.6	50.8	4.6	59.2	(114.6)	56.6

Net earnings of discontinued operations	63.0		63.0		(63.0)	63.0
Net earnings	$119.6	$50.8	$67.6	$59.2	$(177.6)	$119.6

	Nine months ended September 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,423.8	$542.6	$3,651.0	$(71.9)	$5,545.5

Interest		—	2.1	12.3		14.4

Equity earnings from subsidiaries	75.3	215.0	(0.8)		(289.5)	—

Other equity earnings		7.5	6.8	6.9		21.2
Other revenue		40.4	13.3	12.3	(35.2)	30.8

Total revenue	75.3	1,686.7	564.0	3,682.5	(396.6)	5,611.9

Manufacturing, shipping, and delivery		1,232.7	414.7	2,981.9	(103.5)	4,525.8
Research, engineering, selling, administrative, and other		117.5	123.1	259.4		500.0
Net intercompany interest	(61.8)	(25.2)	62.7	24.3		—
Other interest expense	61.8	239.4	0.7	70.1		372.0

Total costs and expense	—	1,564.4	601.2	3,335.7	(103.5)	5,397.8

Earnings (loss) before items below	75.3	122.3	(37.2)	346.8	(293.1)	214.1

Provision (credit) for income taxes		(0.8)	6.1	101.6		106.9

Minority share owners’ interests in earnings of subsidiaries				31.0	0.9	31.9
Net earnings (loss)	$75.3	$123.1	$(43.3)	$214.2	$(294.0)	$75.3

	Nine months ended September 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,256.9	$529.1	$3,603.5	$(66.0)	$5,323.5

Interest			1.9	10.8	0.2	12.9

Equity earnings from subsidiaries	260.3	255.3	4.5		(520.1)	—

Other equity earnings		7.1	4.0	6.8		17.9
Other revenue		38.3	7.0	41.1	(34.0)	52.4

Total revenue	260.3	1,557.6	546.5	3,662.2	(619.9)	5,406.7

Manufacturing, shipping, and delivery		1,027.7	393.0	2,907.9	(91.7)	4,236.9
Research, engineering, selling, administrative, and other		73.8	101.1	256.6		431.5
Net intercompany interest	(64.4)	(21.2)	40.6	45.0		—
Other interest expense	64.4	211.8	1.8	70.4		348.4

Total costs and expense	—	1,292.1	536.5	3,279.9	(91.7)	5,016.8

Earnings from continuing operations before items below	260.3	265.5	10.0	382.3	(528.2)	389.9

Provision (credit) for income taxes		8.3	0.4	98.0	(2.1)	104.6

Minority share owners’ interests in earnings of subsidiaries				24.5	0.5	25.0
Earnings from continuing operations	260.3	257.2	9.6	259.8	(526.6)	260.3

Net earnings of discontinued operations	63.0		63.0		(63.0)	63.0
Net earnings	$323.3	$257.2	$72.6	$259.8	$(589.6)	$323.3

	Nine months ended Sept. 30, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(38.4)	$20.1	$16.8	$43.7	$42.2
Investing Activities:
Additions to property, plant, and equipment		(32.7)	(30.5)	(137.0)		(200.2)
Collections on receivables arising from consolidation of receivables securitization program				127.3		127.3
Proceeds from sales		0.9	1.4	12.1		14.4

Cash provided by (used in) investing activities	—	(31.8)	(29.1)	2.4	—	(58.5)
Financing Activities:
Net distribution to OI Inc.	(139.0)					(139.0)
Change in intercompany transactions	139.0	165.3	(10.6)	(250.0)	(43.7)	—
Change in short term debt				52.9		52.9
Payments of long term debt		(384.9)		(688.5)		(1,073.4)
Borrowings of long term debt		294.2		887.3		1,181.5
Payments of finance fees		(4.4)		(7.9)		(12.3)
Net payments for debt-related hedging activity				(4.3)		(4.3)

Cash provided by (used in) financing activities	—	70.2	(10.6)	(10.5)	(43.7)	5.4
Effect of exchange rate change on cash				6.6		6.6

Net change in cash	—	0.0	(19.6)	15.3	—	(4.3)
Cash at beginning of period		—	30.6	216.0		246.6

Cash at end of period	$—	0.0	$11.0	$231.3	$—	$242.3

	Nine months ended September 30, 2005
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$9.4	$(65.1)	$394.3	$45.4	$384.0
Investing Activities:
Additions to property, plant, and equipment		(111.5)	(17.6)	(167.5)		(296.6)
Proceeds from sales		6.9	(38.9)	191.7		159.7

Cash provided by (used in) investing activities	—	(104.6)	(56.5)	24.2	—	(136.9)
Financing Activities:
Net distribution to OI Inc.	(242.1)					(242.1)
Change in intercompany transactions	242.1	58.7	107.9	(363.6)	(45.1)	—
Change in short term debt				43.5		43.5
Payments of long term debt		(343.6)	(0.3)	(190.2)		(534.1)
Borrowings of long term debt		381.1		129.5		510.6
Net payments for debt-related hedging activity				(100.0)		(100.0)
Payment of finance fees		(1.0)				(1.0)

Cash provided by (used in) financing activities	—	95.2	107.6	(480.8)	(45.1)	(323.1)
Effect of exchange rate change on cash				(11.6)		(11.6)

Net change in cash	—	—	(14.0)	(73.9)	0.3	(87.6)
Cash at beginning of period			32.2	245.7		277.9

Cash at end of period	$—	$—	$18.2	$171.8	$0.3	$190.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended September 30, 2006 and 2005

Net sales of the Glass Containers segment were $113.2 million higher than the prior year principally resulting from improved pricing and favorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $9.0 million lower than the prior year. Excluding the absence of $12.4 million in sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, sales increased slightly. Resin cost pass-throughs more than offset an unfavorable product mix and lower volume.

Segment Operating Profit of the Glass Containers segment was $9.3 million higher than the prior year.  The benefits of higher selling prices, improved productivity, and fixed cost savings more than offset inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment for the third quarter of 2006 was $30.7 million compared with Segment Operating Profit of $33.1 million in the third quarter of 2005.  Higher production and improved manufacturing efficiencies were more than offset by other cost increases.

Interest expense for the third quarter of 2006 was $122.2 million compared to $113.3 million in the third quarter of 2005.  Included in the 2006 interest expense was $7.3 million for note repurchase premiums and the write-off of unamortized finance fees related to the repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.

Net earnings in 2006 were $8.4 million down from earnings from continuing operations of $56.6 million in 2005.  Earnings in both periods included items that management considers not representative of ongoing operations.  These items decreased net earnings in 2006 by $36.6 million and decreased net earnings in 2005 by $0.4 million.

Cash payments for asbestos-related costs were $46.9 million for 2006 compared to $48.9 million for 2005.

Capital spending for property, plant and equipment was $75.9 million compared to $111.1 million in the prior year.

Nine months ended September 30, 2006 and 2005

Net sales of the Glass Containers segment were $242.4 million higher than the prior year principally resulting from increased unit shipments and improved pricing.

Net sales of the Plastics Packaging segment were $20.4 million lower than the prior year. Excluding the absence of $33.5 million in sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, sales increased over the prior year.  Resin cost pass-throughs and increased volume more than offset an unfavorable product mix.

Segment Operating Profit of the Glass Containers segment was $52.2 million lower than the prior year.  The benefits of higher selling prices, improved productivity, fixed cost savings and increased unit shipments were more than offset by inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment for 2006 was $90.4 million compared with Segment Operating Profit of $97.8 million in 2005.  The decrease resulted principally from the exit from the Asia Pacific plastics business and inflationary cost increases, partially offset by improved productivity, production volume, and cost savings as well as increased sales volume.

Interest expense for the first nine months of 2006 was $372.0 million compared to $348.4 million in the first nine months of 2005.  Included in the 2006 interest expense was $17.5 million for note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.

Net earnings in 2006 were $75.3 million down from earnings from continuing operations of $260.3 million in 2005.  Earnings in both periods included items that management considers not representative of ongoing operations.  These items decreased net earnings in 2006 by $51.3 million and increased net earnings in 2005 by $41.5 million.

Cash payments for asbestos-related costs were $127.6 million for 2006 compared to $135.2 million for 2005.

Capital spending for property, plant and equipment was $200.2 million compared to $296.6 million in the prior year.

Results of Operations – Third Quarter 2006 compared with Third Quarter 2005

Net Sales

The Company’s net sales by segment for the third quarter of 2006 and 2005 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$1,717.5	$1,604.3
Plastics Packaging	194.2	203.2

Segment and consolidated net sales	$1,911.7	$1,807.5

Consolidated net sales for the third quarter of 2006 increased $104.2 million, or 5.8%, to $1,911.7 million from $1,807.5 million in the third quarter of 2005.

Net sales of the Glass Containers segment increased $113.2 million, or 7.1%, over the third quarter of 2005.  Shipments of beer containers increased in 2006 compared to 2005, more than offsetting reductions in most other product lines.  Also contributing to the increase were generally higher selling prices, and favorable currency exchange rates.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2005		$1,604.3
Net effect of price and mix	$68.4
Effects of changing foreign currency rates	34.7
Net effect of volume	10.1

Total net effect on sales		113.2
Net sales - 2006		$1,717.5

Net sales of the Plastics Packaging segment decreased $9.0 million from the third quarter of 2005.  Excluding the absence of $12.4 million in sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, sales increased slightly. Resin cost pass-throughs more than offset an unfavorable product mix and lower volume which was a result of the expiration of certain contract manufacturing agreements with the purchaser of the former blow molded plastics business.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2005		$203.2
Effect of increased resin cost pass-throughs	$9.5
Divestiture	(12.4)
Net effect of volume	(3.3)
Net effect of price and mix	(2.8)

Total net effect on sales		(9.0)
Net sales - 2006		$194.2

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

	2006	2005
	(dollars in millions)
Glass Containers	$207.6	$198.3
Plastics Packaging	30.7	33.1
Eliminations and other retained items	(21.7)	(26.2)

Segment Operating Profit of the Glass Containers segment for the third quarter of 2006 increased $9.3 million, or 4.7%, to $207.6 million, compared with Segment Operating Profit of $198.3 million in the third quarter of 2005.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$198.3
Net effect of price and mix	$67.9
Productivity and production volume and cost savings	16.2
Fixed cost savings from capacity rationalization	13.1
Increased unit sales volumes	5.5
Other inflationary cost increases	(42.6)
Higher energy costs	(42.1)
European integration costs	(8.2)
Pension expense	(6.6)
Other	6.1

Total net effect on Segment Operating Profit		9.3
Segment Operating Profit -2006		$207.6

Segment Operating Profit of the Plastics Packaging segment for the third quarter of 2006 was $30.7 million compared with Segment Operating Profit of $33.1 million in the third quarter of 2005.  Customer consolidation and the expiration of certain contract manufacturing agreements with the purchaser of the former blow molded plastics business accounted for most of the reduction.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$33.1
Productivity, production volume and cost savings	$5.2
Other inflationary cost increases	(5.1)
Pension expense	(1.0)
Net effect of price and mix	(1.0)
Decreased sales volume	(0.5)
Higher energy costs	(0.2)
Other	0.2

Total net effect on Segment Operating Profit		(2.4)
Segment Operating Profit -2006		$30.7

Eliminations and other retained items for the third quarter of 2006 were $21.7 million compared to $26.2 million for the third quarter of 2005.

Interest Expense

Interest expense for the third quarter of 2006 was $122.2 million compared to $113.3 million in the third quarter of 2005.  Included in the 2006 interest expense was $7.3 million for both note repurchase premiums and the write-off of unamortized finance fees related to the repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the third quarter of 2006 was $12.9 million compared to $9.6 million for the third quarter of 2005. The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Results of Operations – First nine months of 2006 compared with first nine months of 2005

Net Sales

The Company’s net sales by segment for the first nine months of 2006 and 2005 are presented in the following table.  For further information, see Segment Information included in Note 8 to the Condensed Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$4,951.0	$4,708.6
Plastics Packaging	594.5	614.9

Segment and consolidated net sales	$5,545.5	$5,323.5

Consolidated net sales for the first nine months of 2006 increased $222.0 million, or 4.2%, to $5,545.5 million from $5,323.5 million in the first nine months of 2005.

Net sales of the Glass Containers segment increased $242.4 million, or 5.1%, over the first nine months of 2005.  Shipments of beer containers and beverage containers increased in 2006 compared to 2005, more than offsetting reductions in most other product lines. Also contributing to the increase were generally higher selling prices.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2005		$4,708.6
Net effect of price and mix	$188.7
Net effect of volume	64.3
Effects of changing foreign currency rates	5.6
Other	(16.2)

Total net effect on sales		242.4
Net sales - 2006		$4,951.0

Net sales of the Plastics Packaging segment decreased $20.4 million from the first nine months of 2005.  Excluding the absence of $33.5 million in sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, sales increased over the prior year.  Resin cost pass-throughs and increased volume more than offset an unfavorable product mix.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2005		$614.9
Effect of increased resin cost pass-throughs	$20.5
Net effect of volume	4.3
Divestiture	(33.5)
Net effect of price and mix	(11.0)
Effects of changing foreign currency rates	(0.7)

Total net effect on sales		(20.4)
Net sales - 2006		$594.5

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

	2006	2005
	(dollars in millions)
Glass Containers	$594.0	$646.2
Plastics Packaging	90.4	97.8
Eliminations and other retained items	(76.3)	(59.9)

Segment Operating Profit of the Glass Containers segment for the first nine months of 2006 decreased $52.2 million, or 8.1%, to $594.0 million, compared with Segment Operating Profit of $646.2 million in the first nine months of 2005.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$646.2
Net effect of price and mix	$186.8
Improved productivity, production volume and cost savings	39.3
Fixed cost savings from capacity rationalization	30.8
Increased unit sales volumes	17.5
Higher energy costs	(137.0)
Other inflationary cost increases	(119.2)
European integration costs	(22.3)
Pension expense	(19.0)
Effects of changing foreign currency rates	(14.5)
Prior year impact of depreciation adjustment	(6.5)
Increased operating expenses	(4.4)
Other	(3.7)

Total net effect on Segment Operating Profit		(52.2)
Segment Operating Profit -2006		$594.0

Segment Operating Profit of the Plastics Packaging segment for the first nine months of 2006 was $90.4 million compared with Segment Operating Profit of $97.8 million in the first nine months of 2005.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$97.8
Improved productivity, production volume and cost savings	$11.8
Increased sales volume	1.5
Divestiture	(8.2)
Other inflationary cost increases	(7.9)
Pension expense	(2.7)
Higher energy costs	(1.3)
Net effect of price and mix	(1.1)
Other	0.5

Total net effect on Segment Operating Profit		(7.4)
Segment Operating Profit -2006		$90.4

Eliminations and other retained items for the first nine months of 2006 were unfavorable by $16.4 million compared to the first nine months of 2005.  The change is due mainly to higher retained self insurance costs, expense for stock options, higher pension expense, and the non-recurrence of favorable adjustments in 2005 to the Company’s accruals for self-insured risks.

Interest Expense

Interest expense for the first nine months of 2006 was $372.0 million compared to $348.4 million in the first nine months of 2005.  Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.  Also contributing to the increase were higher average debt balances, partially offset by lower average interest rates.

Provision for Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2006 was 49.9%, compared with 26.8% for the first nine months of 2005.  Excluding the effects of separately taxed items excluded from Segment Operating Profit in both periods, the write-off of unamortized finance fees in 2006 and other discrete items, the Company’s effective tax rate for the nine months ended 2006 was 40.9% compared with 30.0% for the first nine months of 2005 and 29.9% for the full year 2005.  The 2006 rate is higher principally because the Company is no longer recording tax benefits on its losses in the United States.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first nine months of 2006 was $31.9 million compared to $25.0 million for the first nine months of 2005. The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Capacity Curtailment

In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility will close by the end of the year. This closing is part of a broad initiative to reduce working capital and improve system costs.  As a result, the Company recorded a charge of $29.7 million ($27.7 million after tax) in the third quarter of 2006.

The closing of this facility will result in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $11.5 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Discontinued Operations

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

Capital Resources and Liquidity

The Company’s total debt at September 30, 2006 was $5.52 billion, compared to $5.30 billion at December 31, 2005 and $5.20 billion at September 30, 2005.  Total debt at September 30, 2005 excludes $226.3 million related to the Company’s European accounts receivable securitization program.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At September 30, 2006, the Agreement included a $900.0 million revolving credit facility, a 300.0 million Australian dollar term loan, and a 138.0 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $200.0 million term loan and a €200 million term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early payment of the previous credit agreement.

At September 30, 2006, the Company’s subsidiary borrowers had unused credit of $557.6 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2006 was 6.23%.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the accounts receivable in the program and the secured indebtedness of the same amount.

At September 30, 2006, the European program had a balance of $131.3 million, and the Asia Pacific program had a balance of $74.6 million recorded in short term loans.  The interest rate on the accounts receivable securitization program is a local short term variable rate plus a margin over the variable rate of 1.35% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.6% at September 30, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 7.1% at September 30, 2006.  These programs have maturity dates ranging from October of 2006 through September of 2008.

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaces the previous European program which was set to terminate in October 2006.  The interest rate on the program is a local short term variable rate plus a margin over the variable rate of 0.70%.

Cash provided by operating activities in the first nine months of 2006 was $42.2 million compared $384.0 million in the prior year.  The 2006 amount excludes $127.3 million of collections on receivables arising from the consolidation of the receivables securitization program as described in Note 3 to the Condensed Consolidated Financial Statements.  Software acquisition and development costs and payments of approximately $27.3 million for European restructuring activities required more cash in 2006 than in 2005.  Working capital also required more cash in 2006 than in 2005 because the change in 2006 lacked the benefit of the reductions achieved in 2005 as part of Company’s focus on working capital improvement.

Capital spending for property, plant and equipment was $200.2 million for the nine months ended September 30, 2006 compared to $296.6 million in the prior year.  The lower capital spending was principally due to the completion of the new glass container manufacturing facility in Windsor, CO. in the fourth quarter of 2005. In addition, the Company capitalized $12.1 million under capital lease obligations with the related financing recorded as long term debt.

OI Inc. has substantial obligations related to semiannual interest payments on $1.0 billion of outstanding public debt securities.  In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments for the nine months ended September 30, 2006 were $127.6 million down from $135.2 million for the first nine months of 2005.  OI Inc. expects that its total asbestos-related payments will be moderately lower in 2006 compared to 2005.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis including payments to OI Inc., described above.

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to pension benefit plans, goodwill, and deferred tax assets.  Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances.  The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources.  Actual results, under conditions and circumstances different from those assumed, may differ from estimates.  The impact and any associated risks related to estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements appearing in the Company’s Annual Report on Form 10-K, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for pension benefit plans, goodwill, and deferred tax assets involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2005, the weighted average discount rate for all plans was 5.3%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002.  The returns exceeded 20% in 2003, 18% in 2004 and 10% in 2005.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2006, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.4% for the year ended December 31, 2005.  The Company recorded pension expense totaling approximately $25.7 million and $2.8 million for the first nine months of 2006 and 2005, respectively, from its principal defined benefit pension plans.  The increase in net pension expense resulted from lower return rates, the use of an updated mortality table reflecting longer lifetimes, and higher amortization.  Depending on currency translation rates, the Company expects to record approximately $34.4 million of pension expense for the full year of 2006, compared with expense of $4.0 million for 2005.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in pretax pension expense for the full year 2006.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

Recognition of Funded Status – In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.   FAS 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts will be measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets will be compared to the Projected Benefit Obligation (“PBO”).  For other postretirement benefit plans, the fair value of plan assets will be compared to the Accumulated Postretirement Benefit Obligation (“APBO”). In the Company’s case, the required adjustments will result in a non-cash charge to the Accumulated Other Comprehensive Income component of share owners’ equity.  FAS No. 158 is effective for fiscal years ending after December 15, 2006, and therefore the Company will adopt its provisions effective as of December 31, 2006.  The Company will be required to write off a significant portion of its prepaid pension asset at December 31, 2006, and significantly reduce its reported net worth.  The Company is unable to project the amount of such write-off because it will be determined by the fair value of plan assets at December 31, 2006 and the PBO at that date.  At September 30, 2006, the prepaid asset was $994.2 million.

Funding and Credit Compliance - The Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The covenants under the Company’s Secured Credit Agreement would not be affected by a reduction in the Company’s net worth if a significant non-cash charge was taken to write off the prepaid pension assets.

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

The Company is in the process of performing its annual impairment testing as of October 1, 2006.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2006.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Deferred Tax Assets

FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is largely dependent upon projected near-term profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to net operating losses, capital losses, tax credits and the accrued liability for asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  Under the new accounting standard for recognition of the funded status of postretirement benefit plans (as described above under Pension Benefit Plans), the Company will be required to write off a significant portion of its prepaid pension asset, principally related to the U.S. pension plans.

The related deferred tax liability will also be written off.  As a result, the Company will likely be required to record an additional valuation allowance of as much as $350 million.

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

There have been no other material changes in market risk at September 30, 2006 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc.’s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2006 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

OWENS-ILLINOIS GROUP, INC.

Date	November 9, 2006	By	/s/ Edward C. White
Edward C. White
President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Principal Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

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