Form 10-K
period 2006-12-31
OWENS ILLINOIS GROUP INC
filed 2007-03-01
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-13061

OWENS-ILLINOIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1559348
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Michael Owens Way, Perrysburg, Ohio	43551
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (567) 336-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2007 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of  Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Wednesday, May 9, 2007 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

PART I

ITEM 1.            BUSINESS

General Development of Business

Owens-Illinois, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903.  The Company is one of the world’s leading manufacturers of packaging products based on sales revenue and is the largest manufacturer of glass containers in the world, with leading positions in Europe, North America, Asia Pacific and South America.  The Company is also a leading manufacturer of healthcare packaging including plastic prescription containers and medical devices, and plastic closure systems including tamper-evident caps and child-resistant closures, with operations in the United States, Mexico, Puerto Rico, Brazil, Hungary, Malaysia and Singapore.

Strategy and Competitive Strengths

The Company is pursuing a strategy aimed at leveraging its global capabilities, broadening its market base and focusing on modern management technologies and fundamentals including incentive compensation linked to cash flows and fact-based, data-driven decision making.

The Company’s current priorities include the following:

•                  Increase prices near term to offset inflationary pressures — past and present

•                  Improve liquidity - reduce leverage

•                  Achieve successful European integration

•                  Improve system cost and capital capabilities

•                  Implement global procurement initiatives

•                  Modest growth momentum

The Company’s current core competitive strengths are:

•                  Global leadership in manufacturing glass containers

•                  Long-standing relationships with a diverse group of leading consumer products companies

•                  Technological leadership and worldwide licensee network

•                  Low-cost production of glass containers

•                  Leading healthcare packaging businesses

•                  Experienced and motivated management team and work force

The Company has acquired 17 glass container businesses in 22 countries since 1990, including businesses in Europe, North America, Asia Pacific and South America.  Through these acquisitions, the Company has enhanced its global presence in order to better serve the needs of its multinational customers. Through global leveraging, the Company also expects to achieve purchasing and cost reduction synergies.

The Company has 83 glass manufacturing plants in 22 countries and 18 plastics packaging facilities, 13 of which are in the United States.

Technology Leader

The Company believes it is a technological leader in the worldwide glass container and plastics packaging segments of the rigid packaging market in which it competes.  During the five years ended December 31, 2006, on a continuing operations basis, the Company invested more than $1.6 billion in capital expenditures (excluding acquisitions) and more than $295 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

Worldwide Corporate Headquarters

The principal executive office of the Company is located at One Michael Owens Way, Perrysburg, Ohio 43551; the telephone number is (567) 336-5000.  The Company is a wholly owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  The Company does not have a web site; however, certain general information about the Company’s operations is available from OI Inc.’s web site at www.o-i.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available from the SEC’s web site at www.sec.gov.  Copies of the Company’s SEC filings may be obtained free of charge by writing to the Company, Attention: Investor Relations.

Financial Information about Product Segments

Information as to sales, earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment Operating Profit”), and total assets by product segment is included in Note 19 to the Consolidated Financial Statements.

Narrative Description of Business

The Company has two product segments: (1) Glass Containers and (2) Plastics Packaging.  Below is a description of these segments and information to the extent material to understanding the Company’s business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

GLASS CONTAINERS PRODUCT SEGMENT

The Company is the largest manufacturer of glass containers in the world.  The Company is the leading glass container manufacturer in 19 of the 22 countries where it competes in the glass container segment of the rigid packaging market, including the U.S., and the sole manufacturer of glass containers in eight of these countries. On a continuing operations basis, worldwide glass container sales represented 90%, 89%, and 88%, of the Company’s consolidated net sales for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world.  In the U.S., the majority of customers for glass containers are brewers, wine vintners, distillers and food producers.  The Company also produces glass containers for soft drinks, principally outside the U.S.  The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch, Diageo, H.J. Heinz, Molson/Coors, Novartis, Pepsico, SABMiller, and Saxco-Demptos, Inc.  The largest glass container customers outside the U.S. include (in alphabetical order) Diageo, Foster’s, Heineken, InBev, Lion Nathan, Molson/Coors, SABMiller, and  Scottish & Newcastle.  The Company is a major glass container supplier to all of these customers.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  The Company also sells some of its products through distributors. Glass containers are typically scheduled for production in order to maintain reasonable inventories in relation to customers’ forecasts of their quarterly requirements.

Markets and Competitive Conditions

The principal markets for glass container products made by the Company are in Europe, North America, Asia Pacific, and South America.  The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes.  Much of this cost advantage is due to proprietary equipment and process technology used by the Company.  The Company’s machine development activities and systematic upgrading of production equipment in the 1990’s and early 2000’s have given it a low-cost leadership position in the glass container segment in many of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

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

In supplying glass containers outside of the U.S., the Company competes directly with Compagnie de Saint-Gobain in Europe and Brazil, Ardagh plc in the U.K., Germany, and Poland, Vetropak in the Czech Republic and Amcor Limited in Australia.  In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Compagnie de Saint-Gobain, Vetropak and Rexam plc.  Except as mentioned above, the Company does not compete with any large, multi-national glass container manufacturers in South America or the Asia Pacific region.

In addition to competing with other large, well-established manufacturers in the glass container segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price and service.  The principal competitors producing metal containers are Amcor, Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing plastic containers are Consolidated Container

Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons.

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

Europe.  The Company’s European glass container business, headquartered in Switzerland, has consolidated manufacturing operations in 11 countries and is the largest in Europe.  The Company is a leading producer of wine and champagne bottles in France and is the sole supplier of glass containers to Scottish & Newcastle, France’s leading brewer.  In Italy, the Company is the leading manufacturer of glass containers and operates 12 glass container plants.  In Germany, the Company’s key customers include Scottish & Newcastle and Nestle Europe.  In The Netherlands, the Company is one of the leading suppliers of glass containers to Heineken.  The Company is a leading manufacturer of glass containers for the U.K. spirits business.  In Spain, the Company serves the market for olives in the Sevilla area and the market for wine bottles in the Barcelona and southern France area.  In Poland, the Company is the leading glass container manufacturer and operates two plants.  The Company is the leading glass container manufacturer in the Czech Republic.  In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry.  In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers.  The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic.  Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this growing demand.

Asia Pacific.  The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China.  In the Asia Pacific region, the Company is the leading manufacturer of glass containers in most of the countries in which it competes.  In Australia, the Company’s subsidiary operates four glass container plants, including a plant focused on serving the needs of the growing Australian wine industry.  In New Zealand, the Company is the sole glass container manufacturer.  In Indonesia, the Company supplies the Indonesian market and exports glass containers for food and pharmaceutical products to Australian customers.  In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors.  The Company has four modern glass container plants in China manufacturing high-quality beer bottles to serve Foster’s as well as Anheuser-Busch, which is now producing Budweiser® in and for the Chinese market.

The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities.  The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to its leadership in glass technology and its status as a high quality producer in most of the markets it serves.

Manufacturing

The Company believes it is a low-cost producer in the glass container segment of the North American rigid packaging market, as well as a low-cost producer in many of the international glass segments in which it competes.  Much of this cost advantage is due to the Company’s proprietary equipment and process technology.  The Company believes its proprietary high volume glass forming machines, developed and refined by its engineering group, are significantly more efficient and productive than those used by competitors.  The Company’s machine development activities and systematic upgrading of production equipment have given it a low-cost leadership position in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

The Company operates several machine shops that assemble high-productivity glass-forming machines and mold shops that manufacture molds and related equipment.

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

Glass Recycling

The Company is an important contributor to the recycling effort in the U.S. and abroad and continues to melt substantial recycled glass tonnage in its glass furnaces.  If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to operate using up to 90% recycled glass.  Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

PLASTICS PACKAGING PRODUCT SEGMENT

The Company is a leading manufacturer in North America of plastic packaging including healthcare containers, prescription containers, and closures. The Company also has plastics packaging operations in Puerto Rico, Brazil, Hungary, Malaysia and Singapore.  On a continuing operations basis, plastics packaging sales represented 10%, 11% and 12% of the Company’s consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The prescription products unit manufactures injection-molded plastic prescription containers.  These products are sold primarily to drug wholesalers and major drug chains.  Containers for prescriptions include vials, ovals, closures, ointment jars, dropper bottles and prescription containers designed for automated filling processes.

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

The Company sells most plastic healthcare containers, prescription containers and closures directly to customers under annual or multi-year supply agreements.  These supply agreements, except for the prescription containers business, typically allow a pass-through of resin price increases and decreases.  The Company also sells some of its products through distributors.

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

In addition to competing with other established manufacturers in the plastics packaging segment, the Company competes with manufacturers of other forms of rigid packaging, principally aluminum cans and glass containers, on the basis of quality, price, and service.  The principal competitors producing metal containers are Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing glass containers in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexibles for food and beverages and blister packs, in serving the packaging needs of healthcare customers.

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

With the exception of Ampacet, Clariant and PolyOne, each of which does business worldwide, most suppliers of batch colorants are regional in scope.  Historically, prices for these raw materials have been subject to dramatic fluctuations.  However, cost recovery for batch colorants is included in resin pass-through provisions which are typical of the Company’s supply contracts with its plastics packaging customers.

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

ADDITIONAL INFORMATION

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to 21 companies in 20 countries. In plastics packaging, the Company has such agreements with 12 companies in 9 countries.  These agreements cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration.  The worldwide licensee network provides a stream of revenue to support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply “best practices” developed by its worldwide licensee network.  In the years 2006, 2005 and 2004, the Company earned $17.8 million, $16.9 million and $21.1 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development, and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development, and engineering expenditures were $63.8 million, $65.4 million, and $59.0 million for 2006, 2005, and 2004, respectively.  The Company’s research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation of manufacturing activities.

Environmental and Other Governmental Regulation

The Company’s worldwide operations, in common with those of the industry generally, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety.  Capital expenditures for property, plant and equipment for environmental control activities were not material during 2006.

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

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws. As of January 1, 2007, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 4 and 15 cents, USD, depending on the size of the container. In Canada, there are 8 provinces with consumer deposits between 5 and 20 cents Canadian, depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

A number of U.S. states and Canadian provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit return, and on-premise recycling.   Although there is no clear trend in the direction of these state and provincial laws and regulations, the Company believes that U.S. states and Canadian provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws which will affect supplies of post-consumer glass cullet.    As a large user of post-consumer cullet for bottle to bottle production, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

The European Union Emissions Trading Scheme (“EUETS”) commenced January 1, 2005.  The EU has committed to Kyoto Protocol emissions reduction targets and the EUETS is intended to facilitate such reduction.  The Company’s manufacturing installations which operate in EU countries will need to restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators.   If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits; conversely, if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market.  While no material effect is anticipated as a result of the EUETS, the Company has sold a limited quantity of excess CO2 emissions allowances in the open market during 2006.

The Company is unable to predict what environmental legal requirements may be adopted in the future.  However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions reducing projects.  As such, the Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse affect on the Company’s results of operations.  While not expected to be material, the compliance costs associated with legal environmental requirements are expected to continue.

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

Seasonality

Sales of particular glass container and plastics packaging products such as beer, food and beverage containers and closures for beverages are seasonal.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.

Employees

The Company’s worldwide operations employed approximately 28,000 persons as of December 31, 2006.  Approximately 66% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2006, covered approximately 74% of the Company’s union-affiliated employees in North America will expire on March 31, 2008. Approximately 68% of employees in South America are covered by collective bargaining agreements with an average term of approximately two years.  In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s product and geographic segments is included in Note 19 to the Consolidated Financial Statements.

ITEM 1A.                                            RISK FACTORS

Substantial Leverage — The Company’s substantial indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2006, the Company had approximately $5.5 billion of total debt outstanding.  The Company’s substantial indebtedness could result in the following consequences:

•                  Increased vulnerability to general adverse economic and industry conditions;

•                  Increased vulnerability to interest rate increases for the portion of the unhedged and fixed rate borrowing swapped into variable rates;

•                  Require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes;

•                  Limited flexibility in planning for, or reacting to the Company’s competitors that have less debt; and

•                  Limit, along with the financial and other restrictive covenants in the documents governing our indebtedness, among other things, the ability to borrow additional funds.

Ability to Service Debt — To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2006, the Company’s debt subject to variable interest rates, including fixed rate debt swapped to variable rate, represented approximately 47% of total debt.

The Company may need to refinance all or a portion of its indebtedness on or before maturity. If the Company is unable to generate sufficient cash flow and is unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, it may have to:

•                  Reduce or delay capital expenditures planned for replacements, improvements and expansions;

•                  Sell assets;

•                  Restructure debt; and/or

•                  Obtain additional debt or equity financing.

The Company can provide no assurance that it could effect or implement any of these alternatives on satisfactory terms, if at all.

Cash Used to Satisfy Other Obligations — A portion of the Company’s cash flow will be used to make payments to OI Inc. to satisfy certain debt, preferred stock and litigation-related obligations, including settlement of asbestos-related claims.

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities, to pay dividends on its outstanding preferred stock, to satisfy claims of persons for exposure to asbestos-containing products and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $40.5 million on its outstanding public debt securities. In addition, OI Inc. pays quarterly dividends of $5.4 million on 9,050,000 shares of its $2.375 convertible preferred stock. OI Inc.’s asbestos-related payments were $162.5 million, $171.1 million and $190.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. In the fourth quarter of 2006, OI Inc. recorded a charge of $120.0 million (in addition to previously recorded charges of $2.99 billion) to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

As a result of the magnitude of OI Inc.’s obligations for asbestos-related lawsuits and its dependence on the cash flows of its subsidiaries, the Company expects that a substantial portion of its cash flow will be used to make payments to OI Inc. to enable it to satisfy these obligations. These payments will reduce the cash flow available to the Company for other purposes. For additional information regarding OI Inc.’s asbestos-related lawsuits, claims and payments, see Note 18 to the Consolidated Financial Statements.

Debt Restrictions — The Company may not be able to finance future needs or adapt its business plans to changes because of restrictions contained in the secured credit agreement and the indentures and instruments governing other indebtedness.

The secured credit agreement, the indentures governing secured and unsecured notes and debentures, and certain of the agreements governing other indebtedness contain affirmative and negative covenants that limit the ability of the Company to take certain actions. For example, some of these indentures restrict, among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase its stock, make investments, create liens, enter into certain transactions with affiliates and sell certain assets or merge with or into other companies. These restrictions could adversely affect the Company’s ability to operate its businesses and may limit its ability to take advantage of potential business opportunities as they arise.

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

International Operations — The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $4.9 billion, representing approximately 66% of the

Company’s net sales for the year ended December 31, 2006.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

Competition — The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging.  Competitive pressures could adversely affect the Company’s financial health.

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

High Energy Costs — Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power and natural gas are vital to the Company’s operations as it relies on a continuous power supply to conduct its business.  In 2004, 2005, and 2006, higher energy costs worldwide negatively impacted the Company’s glass container segment operating profit by $22.8 million, $75.7 million, and $153.5 million, respectively on a year-over-year basis.  If energy costs substantially increase in the future, the Company could experience a significant increase in operating costs, which may have a material adverse effect on operations.

Business Integration Risks — The Company may not be able to effectively integrate BSN or additional businesses it acquires in the future.

In addition to the acquisition of BSN Glasspack S.A. (“BSN”) on June 21, 2004 (“BSN Acquisition”), the Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass and plastics packaging operations.  The Company evaluates opportunities on a preliminary basis from time to time but  these transactions may not advance beyond the preliminary stages or be completed.  The acquisition  of BSN and strategic transactions, including any future acquisitions, are subject to various risks and uncertainties, including:

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

Customer Consolidation — The continuing consolidation of the Company’s customer base may intensify pricing pressures and have a material adverse effect on operations.

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

Seasonality and Raw Materials — Profitability could be affected by varied seasonal demands and the availability of raw materials.

Due principally to the seasonal nature of the brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.  Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company’s containers.

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

Environmental Risks — The Company is subject to various environmental legal requirements and may be subject to new legal requirements in the future.  These requirements may have a material adverse effect on operations.

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

Labor Relations — Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2006, covered approximately 66% of the Company’s employees in North America and approximately 68% of the employees in South America.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires in 2008.  Agreements in South America typically have an average term of approximately two years.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Accounting — The Company’s financial results are based upon estimates and assumptions that may differ from actual results.

In preparing the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The Company believes that accounting for pension benefit plans, contingencies and litigation, goodwill, and deferred tax assets involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses, which could have a material adverse effect on the Company’s financial condition and results of operations.

Accounting Standards — The adoption of new accounting standards or interpretations could adversely impact the Company’s financial results.

The Company’s implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods.  The accounting rules and regulations that the Company must comply with are complex and continually changing.  Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally.  The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices.  For example, in July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”.  FIN 48 defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also includes requirements for measuring the amount of the benefit to be recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, therefore the Company will adopt its provisions effective as of January 1, 2007.  The Company has not yet determined the impact of adopting FIN 48.  In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.  While the Company believes that its financial statements have been prepared in accordance with U.S. generally accepted accounting principles, the Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

Goodwill — A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

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

ITEM 1B.                                            Unresolved Staff Comments

None.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the continuing operations of the Company at December 31, 2006 are listed below and grouped by product segment. All properties shown are owned in fee except where otherwise noted.

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

Estonia
Glass Container Plant
Jarvakandi

Finland
Glass Container Plant
Karhula

France
Glass Container Plants
Beziers	Reims (2 plants)
Gironcourt	Vayres
Labegude	Veauche
Puy-Guillaume	Wingles

Germany
Glass Container Plants
Achern	Holzminden
Bernsdorf	Stoevesandt

Hungary
Glass Container Plant
Oroshaza

Italy
Glass Container Plants
Asti	Pordenone
Bari (2 plants)	Terni
Bologna	Trento
Latina	Treviso
Trapani	Varese
Napoli

Mold Shop
Napoli

The Netherlands
Glass Container Plants
Leerdam	Schiedam
Maastricht

Poland
Glass Container Plants
Antoninek	Jaroslaw

Spain
Glass Container Plants
Alcala	Barcelona

United Kingdom
Glass Container Plants
Alloa	Harlow

Machine Shop
Birmingham

South American Operations
Brazil
Glass Container Plants
Rio de Janeiro	Sao Paulo
(glass container and tableware)

Mold Shop
Manaus

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
Greenville, SC

Puerto Rico
Las Piedras

Asia Pacific Operations
Malaysia
Johor Bahru (2)

Singapore
Singapore (2)

European Operations
Hungary
Gyor (2)

South American Operations
Brazil
Sao Paulo

Corporate Facilities
Perrysburg, OH (2)

In addition, a glass container plant in Lurin, Peru is under construction.

(1)   This facility is financed in whole or in part under tax-exempt financing agreements.

(2)            This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.  LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 18 to the Consolidated Financial Statements and the section entitled “Environmental and Other Governmental Regulation” in Item 1.

PART II

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2006. The financial data for each of the five years in the period ended December 31, 2006 was derived from the audited consolidated financial statements of the Company. For more information, see the “Consolidated Financial Statements” included elsewhere in this document.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in millions)
Consolidated operating results (a):
Net sales	$7,422.0	$7,079.0	$6,128.4	$4,975.6	$4,621.2
Other revenue (b)	101.5	110.7	135.0	90.2	110.0
	7,523.5	7,189.7	6,263.4	5,065.8	4,731.2

Costs and expenses:
Manufacturing, shipping and delivery (c)	6,084.0	5,719.5	4,918.4	3,967.9	3,572.9
Research, engineering, selling, administrative and other (d)	688.7	1,087.1	507.2	656.1	373.6
Earnings before interest expense and items below	750.8	383.1	837.8	441.8	784.7
Interest expense (e)	488.2	466.7	474.9	429.8	372.2

Earnings (loss) from continuing operations before items below	262.6	(83.6)	362.9	12.0	412.5
Provision for income taxes (f)	126.5	416.1	73.6	23.8	116.4
Minority share owners’ interests in earnings of subsidiaries	43.6	35.9	32.9	25.8	25.5
Earnings (loss) from continuing operations before cumulative effect of accounting change	92.5	(535.6)	256.4	(37.6)	270.6
Net earnings (loss) of discontinued operations (g)		63.0	64.0	(660.7)	38.0
Cumulative effect of accounting change (h)					(460.0)

Net earnings (loss)	$92.5	$(472.6)	$320.4	$(698.3)	$(151.4)

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$469.0	$480.2	$436.0	$391.9	$353.4
Amortization of intangibles	27.3	27.8	23.8	21.4	21.5
Amortization of deferred finance fees (included in interest expense)	12.9	16.0	15.0	14.4	16.1

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$216	$618	$605	$872	$717
Total assets	9,321	9,521	10,550	9,464	9,789
Total debt	5,464	5,300	5,365	5,426	5,346
Share owner’s equity	1,044	1,198	2,040	1,522	2,022

(a)          Amounts for the year ended December 31, 2004 include the results of BSN from the date of acquisition on June 21, 2004.

(b)         Other revenue in 2006 includes a gain of $15.9 million ($11.2 million after tax) for the curtailment of postretirement benefits in The Netherlands.

Other revenue in 2005 includes $28.1 million (pretax and after tax) from the sale of the Company’s glass container facility in Corsico, Italy.

Other revenue in 2004 includes: (1) a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property, and (2) a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

(c)          Amount for 2006 includes a loss of $8.7 million ($8.4 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for 2005 includes a gain of $3.8 million ($2.3 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for 2004 includes a gain of $4.9 million ($3.2 million after tax) from the mark to market effect of natural gas hedge contracts.

(d)         Amount for 2006 includes a charge of $20.8 million ($20.7 million after tax) for CEO transition costs, and a charge of $29.7 million ($27.7 million after tax) for the closing of the Godfrey, Illinois machine parts manufacturing operation.

Amount for 2005 includes a charge of $494.0 million (pretax and after tax) to write down goodwill in the Asia-Pacific Glass unit.

Amount for 2004 includes a charge of $6.4 million ($5.4 million after tax) for restructuring a life insurance program in order to comply with recent statutory and tax regulation changes.

Amount for 2003 includes charges totaling $244.2 million ($198.0 million after tax) for the following: (1) $50.0 million (pretax and after tax) write-down of an equity investment in a soda ash mining operation; (2) $43.0 million ($30.1 million after tax) for the write-down of Plastics Packaging assets in the Asia Pacific region; (3) $37.4 million ($37.4 million after tax) for the loss on the sale of long-term notes receivable; (4) $37.4 million ($23.4 million after tax) for the estimated loss on the sale of certain closures assets; (5) $28.5 million ($17.8 million after tax) for the permanent closure of the Hayward, California glass container factory; (6) $23.9 million ($17.4 million after tax) for the shutdown of the Perth, Australia glass container factory; (7) $20.1 million ($19.5 million after tax) for the shutdown of the Milton, Ontario glass container factory; and (8) $3.9 million ($2.4 million after tax) for an additional loss on the sale of certain closures assets.

(e)          Amount for 2006 includes charges of $6.2 million (pretax and after tax) for note repurchase premiums.

Amount for 2004 includes charges of $28.0 million ($18.3 million after tax) for note repurchase premiums.

Amount for 2003 includes a charge of $13.2 million ($8.2 million after tax) for note repurchase premiums.

Includes additional interest charges for the write off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $11.3 million ($10.9 million after tax) for 2006; $2.8 million ($1.8 million after tax) for 2004; $1.3 million ($0.9 million after tax) for 2003; and $9.1 million ($5.7 million after tax) for 2002.

(f)            Amount for 2006 includes a benefit of $5.7 million from the reversal of a non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring.

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

Amounts related to the Company’s plastic blow-molded container business have been reclassified to discontinued operations for 2002-2004 as a result of the sale of that business in 2004.

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

ITEM 7.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview—Years ended December 2006 and 2005

Net sales of the Glass Containers segment were $383.5 million higher than the prior year principally resulting from increased unit shipments, improved pricing, and favorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $40.5 million lower than the prior year. Excluding the absence of $46.3 million in sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, sales increased over the prior year. Resin cost pass-throughs more than offset an unfavorable product mix.

Segment Operating Profit of the Glass Containers segment was $39.5 million lower than the prior year. The benefits of higher selling prices, improved productivity, fixed cost savings and increased unit shipments were more than offset by inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment for 2006 was $12.7 million lower than the prior year. The decrease resulted principally from the exit from the Asia Pacific plastics business and inflationary cost increases, partially offset by improved productivity and cost savings.

Interest expense for 2006 was $488.2 million compared to $466.7 million in 2005. Included in the 2006 interest expense was $17.5 million for note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009.

Net earnings in 2006 were $92.5 million, compared to a loss from continuing operations of $536.6 million. Earnings in both periods included items that management considers not representative of ongoing operations. These items decreased net earnings in 2006 by $57.0 million and decreased net earnings in 2005 by $764.9 million.

Capital spending for property, plant and equipment was $320.3 million compared to $404.1 million in the prior year.

Results of Operations - Comparison of 2006 with 2005

Net Sales

The Company’s net sales by segment for 2006 and 2005 are presented in the following table. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$6,650.4	$6,266.9
Plastics Packaging	771.6	812.1

Segment and consolidated net sales	$7,422.0	$7,079.0

Consolidated net sales for 2006 increased $343.0 million, or 4.8%, to $7,422.0 million from $7,079.0 million in 2005.

Net sales of the Glass Containers segment increased $383.5 million, or 6.1%, over 2005. Shipments of beer containers and beverage containers increased in 2006 compared to 2005, more than offsetting reductions in most other product lines. Also contributing to the increase were generally higher selling prices.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2005		$6,266.9
Net effect of price and mix	$233.8
Net effect of volume	79.5
Effects of changing foreign currency rates	86.5
Other	(16.3)
Total net effect on sales		383.5
Net sales - 2006		$6,650.4

Net sales of the Plastics Packaging segment decreased $40.5 million from 2005. Excluding the absence of $46.3 million in sales from a portion of the plastics business in the Asia Pacific region which was divested in December of 2005, sales increased over the prior year. Resin cost pass-throughs more than offset an unfavorable product mix.

The change in net sales for the Plastics Packaging segment can be summarized as follows:

Net sales - 2005		$812.1
Effect of increased resin cost pass-throughs	$17.9
Divestiture	(46.3)
Net effect of price and mix	(11.2)
Net effect of volume	(0.2)
Effects of changing foreign currency rates	(0.7)
Total net effect on sales		(40.5)
Net sales - 2006		$771.6

Segment Operating Profit

Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company’s U.S. pension plans, net periodic pension cost has been allocated to product segments.  For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

	2006	2005
	(dollars in millions)
Glass Containers	$751.3	$790.8
Plastics Packaging	114.5	127.2
Eliminations and other retained items	(91.2)	(89.4)

Segment Operating Profit of the Glass Containers segment for 2006 decreased $39.5 million, or 5.0%, to $751.3 million, compared with Segment Operating Profit of $790.8 million in 2005.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$790.8
Net effect of price, mix and unit sales volumes	$270.1
Productivity, European capacity reduction and cost savings	116.4
Inflation, operating expenses, warehouse and delivery, and European integration	(369.4)
Other business impacts including pension expense, and currency translation	(38.5)
Other	(18.1)
Total net effect on Segment Operating Profit		(39.5)
Segment Operating Profit -2006		$751.3

Segment Operating Profit of the Plastics Packaging segment for 2006 was $114.5 million compared with Segment Operating Profit of $127.2 million in 2005.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2005		$127.2
Productivity and cost savings	$14.3
Inflation, operating expenses, and warehouse and delivery	(9.0)
Divestiture	(8.2)
Other business impacts including pension expense, and currency translation	(3.2)
Net effect of price, mix and unit sales volumes	(0.1)
Other	(6.5)
Total net effect on Segment Operating Profit		(12.7)
Segment Operating Profit -2006		$114.5

Eliminations and other retained items for 2006 were $91.2 million compared to $89.4 million for 2005.

Interest Expense

Interest expense for 2006 was $488.2 million compared to $466.7 million in 2005. Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company’s previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009. Also contributing to the increase were higher average debt balances, partially offset by lower average interest rates.

Provision for Income Taxes

The Company’s reported effective tax rate was 48.2% in 2006 and (497.7)% in 2005. Excluding the effects of separately taxed items in both periods, listed in the table below, the Company’s effective tax rate for the full year 2006 was 40.3% compared with 29.9% for the full year 2005. The 2006 effective tax rate increased principally because the Company is no longer recording tax benefits on its losses in the United States. A shift in mix of earnings towards higher tax cost countries in other regions of the world also increased the effective tax rate for the year.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for 2006 was $43.6 million compared to $35.9 million for 2005. The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Earnings from Continuing Operations

For 2006, the Company recorded net earnings of $92.5 million compared to a loss from continuing operations of $535.6 million for the year ended December 31, 2005. The after tax effects of the items excluded from Segment Operating Profit, the 2006 international net tax benefit, the tax charge to increase the U.S. valuation allowance, the tax benefit of reversing an accrual for potential tax liabilities, and the additional interest charges, increased or decreased earnings in 2006 and 2005 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2006	2005
Curtailment of postretirement benefits in The Netherlands	$11.2

Gain on the sale of the Corsico, Italy glass container facility		28.1

A tax benefit from the reversal of an accrual for potential tax liabilities		5.3
Reversal of non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring	5.7
Impairment of goodwill in the Asia-Pacific Glass unit		(494.0)
Increase in the U.S. deferred tax valuation allowance		(306.6)
Charge for closing the Godfrey, Illinois plant	(27.7)
CEO transition charge and other	(20.7)
Note repurchase premiums and write-off of finance fees	(17.1)
Gain (loss) from the mark to market effect of natural gas hedge contracts	(8.4)	2.3

Total	$(57.0)	$(764.9)

Executive Overview – Years ended December 2005 and 2004

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

Loss from continuing operations in 2005 was $535.6 million down from earnings of $256.4 million from continuing operations in 2004. Earnings in both periods included items that management considers not representative of continuing operations. These items decreased net earnings in 2005 by $764.9 million and increased net earnings in 2004 by $38.4 million.

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

Results of Operations - Comparison of 2005 with 2004

Net Sales

The Company’s net sales by segment for 2005 and 2004 are presented in the following table. The Plastics Packaging amounts for 2004 reflect only the continuing operations. For further information, see Segment Information included in Note 19 to the Condensed Consolidated Financial Statements.

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

Segment Operating Profit

Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. The Plastics Packaging amounts for 2004 reflect only the continuing operations. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

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

Provision for Income Taxes

The Company’s reported effective tax rate was (497.7)%  in 2005 and 20.2% in 2004. Excluding the effects of separately taxed items in both periods, listed in the table below, the Company’s effective tax rate for 2005 was 29.9% compared with 26.9% in 2004. The higher 2005 effective rate is principally due to a change in the mix of earnings toward higher tax international jurisdictions, tax legislation enacted in Ohio and recognition of other discrete changes in deferred taxes during 2005.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for 2005 was $35.9 million compared to $32.9 million for 2004.

Earnings from Continuing Operations

For 2005, the Company recorded a loss from continuing operations of $535.6 million compared to earnings from continuing operations of $256.4 million for the year ended December 31, 2004. The after tax effects of the items excluded from Segment Operating Profit, the tax charge to increase the valuation allowance, the tax benefit of reversing an accrual for potential tax liabilities, the additional interest charges and the tax benefit on the Australian tax consolidation, increased or decreased earnings in 2005 and 2004 as set forth in the following table (dollars in millions).

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for 2004 as a discontinued operation. Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

Year ended
December 31,
2004
Revenues:
Net sales	$875.3
Other revenue	7.7
883.0
Costs and expenses:
Manufacturing, shipping and delivery	754.6
Research, development and engineering	16.0
Selling and administrative	23.7
Interest	45.1
Other	22.9
862.3
Earnings before items below	20.7
Provision for income taxes	27.1
Gain on sale of discontinued operations	70.4
Net earnings from discontinued operations	$64.0

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

2006 Non-operational Items

Capacity Curtailment

In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility was closed by the end of the year. This closing is part of a broad initiative to reduce working capital and improve system costs. The Company also closed a small recycling facility in Ohio. As a result, the Company recorded a charge of $29.7 million ($27.7 million after tax) in the third quarter of 2006.

The closing of these facilities resulted in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce. The Company anticipates that it will pay out approximately $11.5 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

CEO Transition and Other Separation Charges

The Company recorded a fourth quarter charge of $20.8 million ($20.7 million after tax) associated with the separation agreement with its former CEO and with several members of the European management team. The charge also included costs related to the employment agreement with the Company’s new CEO.

Other Postretirement Benefits

The Company recorded a fourth quarter gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands as a result of certain improvements in retiree medical benefits offered by the government.

Tax Benefit

In the fourth quarter, the Company recorded a net tax benefit of $5.7 million from the reversal of a valuation allowance against certain non-U.S. deferred tax assets due to improving operations, partially offset by charges related to international tax restructuring.

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

Deferred Tax Valuation Allowance

The Company recorded a non-cash charge of $306.6 million in the fourth quarter of 2005 to increase the valuation allowance against its accumulated net deferred tax assets in the United States.  The Company had recorded net deferred tax assets related principally to asbestos charges and net operating losses in recent years.  The amount of valuation allowance required under the provisions of FAS No. 109 is dependent upon projected near-term U.S. profitability including the effects of tax planning.  During the fourth quarter of 2005, the Company determined that an additional valuation allowance was necessary because of the near-term effects on U.S. profitability of continued asbestos-related payments, significant interest expense, rising energy costs and other cost increases.  As a result of the lower projected U.S. taxable income, the Company determined that certain tax planning strategies were no longer prudent and feasible and, therefore, were not likely to be implemented.

Capital Resources and Liquidity

Current and Long-Term Debt

The Company's total debt at December 31, 2006 was $5.46 billion, compared to $5.30 billion at December 31, 2005.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At December 31, 2006, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early repayment of the previous credit agreement.

At December 31, 2006, the Company’s subsidiary borrowers had unused credit of $765.6 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2006 was 6.52%.

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum interest coverage ratios, maximum leverage ratios and specified capital expenditure tests.

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

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaces the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

At December 31, 2006, the European program had a balance of $195.0 million, and the Asia Pacific program had a balance of $84.4 million recorded in short term loans.  The interest rate on the accounts receivable securitization program is a local short term variable rate plus a margin over the variable rate of 0.70% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.81% at December 31, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 7.43% at December 31, 2006.  These programs have maturity dates ranging from January of 2008 through October of 2011.

Cash Flows

For 2006, cash provided by operating activities was $311.6 million compared with $622.0 million for 2005. The 2006 and 2005 amounts exclude $127.3 million and $50.7 million, respectively, of collections on receivables arising from the consolidation of the receivables securitization program as described in Note 5 to the Consolidated Financial Statements.  Software acquisition and development costs and payments of approximately $33.7 million for European restructuring activities required more cash in 2006 than in 2005.  Working capital also required more cash in 2006 than in 2005 due to increased production and sales activities, principally in the fourth quarter, and because the change in 2006 lacked the benefit of the reductions achieved in 2005 as part of Company’s focus on working capital improvement.

For the year ended December 31, 2006, the Company paid $461.0 million in cash interest compared with $450.9 million for 2005.  The 2006 amount included $6.2 million for repurchase premiums.

OI Inc. has substantial obligations related to semiannual interest payments on $1.05 billion of outstanding public debt securities.  In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments for 2006 were $162.5 million down from $171.1 million for 2005.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

Capital spending for property, plant and equipment was $320.3 million compared to $404.1 million in the prior year.  The lower capital spending was principally due to the completion of the new glass container manufacturing facility in Windsor, CO. in the fourth quarter of 2005. In addition, the Company capitalized $25.3 million under capital lease obligations with the related financing recorded as long term debt.  The Company continues to focus on reducing capital spending and improving its return on invested capital by improving capital efficiency.

The Company anticipates that cash flow from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term and long-term basis including payments to OI Inc., described above.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2006 (dollars in millions).

	Payments due by period
		Less than			More than 5
	Total	one year	1-2 years	3-5 years	years
Contractual cash obligations:
Long-term debt	$5,019.5	$323.0	$1,141.2	$923.3	$2,632.0
Capital lease obligations	31.6	1.4	2.9	2.6	24.7
Operating leases	146.0	49.2	61.6	26.9	8.3
Interest	2,128.9	406.7	710.3	512.6	499.3
Pension benefit plan contributions	55.3	55.3
Postretirement benefit plan benefit payments	230.3	24.5	47.6	46.4	111.8
Total contractual cash obligations	$7,611.6	$860.1	$1,963.6	$1,511.8	$3,276.1

	Amount of commitment expiration per period
		Less than			More than 5
	Total	one year	1-3 years	3-5 years	years
Other commercial commitments:
Standby letters of credit	$89.2	$89.2
Guarantees	9.0				$9.0
Total commercial commitments	$98.2	$89.2	$—	$—	$9.0

Critical Accounting Estimates

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  The Company evaluates these estimates and assumptions on an ongoing basis.  Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances at the time the financial statements are issued.  The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources.  Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

The impact of and any associated risks related to estimates and assumptions are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Company’s reported and expected financial results.

The Company believes that accounting for property, plant and equipment, impairment of long-lived assets, pension benefit plans, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Property, Plant and Equipment

The net carrying amount of property, plant and equipment (“PP&E”) at December 31, 2006 totaled $3,193.7 million, representing 34% of total assets.  Depreciation expense during 2006 totaled $469.0 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

Cost Basis — PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly.   However, when assets are purchased in groups, or as part of a business, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition.  These estimates are based on assumptions about asset condition, remaining useful life and market conditions, among others.  The Company frequently employs expert appraisers to aid in allocating cost to assets purchased as a group.

Included in the cost basis of  PP&E are those costs which substantially increase the useful lives or capacity of existing PP&E.  Significant judgment is needed to determine which costs should be capitalized under these criteria and which costs should be expensed as a repair or maintenance expenditure.  For example, the Company frequently incurs various costs related to its existing glass melting furnaces and molding machines and must make a determination of which costs, if any, to capitalize.  The Company relies on the experience and expertise of its operations and engineering staff to make reasonable and consistent judgments regarding increases in useful lives or capacity of PP&E.

Estimated Useful Life — PP&E is generally depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life.  Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Over the past three years, changes in economic useful life assumptions have not had a material impact on the Company’s reported results.

Impairment of Long-Lived Assets

Property, Plant and Equipment —As required by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a factory.  The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets.  If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.  PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

Impairment testing requires estimation of the fair value of PP&E based on the discounted value of projected future cash flows generated by the asset group.  The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review.  Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce, inflation, etc.  Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge.  The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.  There were no material charges for impairment of asset groups held for use in 2006, 2005, or 2004.  As part of the actions taken to close its Godfrey, Illinois machine parts manufacturing operation, the Company recognized a charge for impairment of assets to be sold or abandoned of $3.8 million in 2006.  See Note 16 to the Consolidated Financial Statements.

Goodwill — Goodwill at December 31, 2006 totaled $2,464.7 million, representing 26% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2006, the Company completed its annual testing and determined that no impairment of goodwill existed.

If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2006, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would also have been impaired.  For example, if projected future cash flows had been decreased by 5%, or alternatively, if the weighted average cost of capital had been increased by 5%, the resulting lower BEV's would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit. Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 7%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections. At December 31, 2006, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $500 million of the Company's consolidated goodwill.

The Company will monitor conditions throughout 2007 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2007, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets — Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 4 to the Consolidated Financial Statements.  There were no material charges for impairment of equity investments in 2006, 2005 or 2004.

Repair parts inventories are carried in order to provide a dependable supply of quality parts for servicing the Company’s PP&E, particularly its glass melting furnaces and molding machines.  The Company evaluates the recoverability of repair parts inventories based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the repair parts are written down to fair value.  The Company continually monitors the carrying value of repair parts for recoverability, especially in light of changing business circumstances.  For example, technological advances related to, and changes in, the estimated future demand for products produced on the equipment to which the repair parts relate may make the repair parts obsolete.  In these circumstances, the Company writes down the repair parts to fair value.  As part of the actions taken to close its Godfrey, Illinois machine parts manufacturing operation, the Company recognized a write-down of excess repair parts inventories of $7.9 million in 2006.  See Note 16 to the Consolidated Financial Statements.

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2006, the weighted average discount rate for all plans was 5.49%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002.  The returns exceeded 20% in 2003, 18% in 2004, 10% in 2005 and 16% in 2006.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2007, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.1% for the year ended December 31, 2006.  The Company recorded pension expense of $8.7million, $4.0 million, and $36.8 million in 2004, 2005, and 2006, respectively, from its principal defined benefit pension plans.  The increase in net pension expense in 2006 resulted from lower return rates, the use of an updated mortality table reflecting longer lifetimes, and higher amortization.  Depending on currency translation rates, the Company expects to record approximately $1.7 million of pension income for the full year of 2007.  The expected improvement in 2007 is principally the result of higher asset values in the U.S. plans.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $19 million in pretax pension expense for the full year 2007.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

Recognition of Funded Status – In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  The Company adopted the provisions of FAS No. 158 as of December 31, 2006.  FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets is compared to the Projected Benefit Obligation (“PBO”).  For other postretirement benefit plans, the fair value of plan assets is compared to the Accumulated Postretirement Benefit Obligation (“APBO”). In the Company’s case, the required adjustments resulted in a non-cash charge of $639.9 million ($617.1 million after tax) to the Accumulated Other Comprehensive Income component of share owners’ equity.  The most significant of the required adjustments was a $502.5 million reduction of the prepaid pension asset at December 31, 2006.

Funding and Credit Compliance - The Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  The Company expects to contribute approximately $55 million to its non-U.S. defined benefit pension plans in 2007, down from $69.5 million in 2006.  The covenants under the Company’s Secured Credit Agreement were not affected by the $617.1 million reduction in the Company’s net worth under FAS No. 158.

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate.  Income tax expense was $126.5 million for the year ended December 31, 2006.

Management judgment is required in determining income tax expense and the related balance sheet amounts.  Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, FAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is largely dependent upon projected near-term profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to net operating losses, capital losses, tax credits and the accrued liability for OI Inc.’s asbestos-related costs that are not deductible until paid.  The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  Under the new accounting standard for recognition of the funded status of postretirement benefit plans (as described above under Pension Benefit Plans), in 2006 the Company was required to write off a significant portion of its prepaid pension asset, principally related to the U.S. pension plans, and increase recorded liabilities for other U.S. plans.  The related deferred tax liabilities and assets were also adjusted.  As a result, in 2006 the Company was required to record an additional valuation allowance of $197.5 million.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company's operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company's subsidiaries are in Canada, Australia, South America (principally Colombia, Brazil and Venezuela), and Europe (principally Italy, France, the Netherlands, Germany, the United Kingdom, and Poland).  In general, revenues earned and costs incurred by the Company's major international operations are denominated in their respective local currencies.  Consequently, the Company's reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company's subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  The Company does not have any significant foreign subsidiaries that are denominated in the U.S. dollar, however, if economic conditions in Venezuela were to decline, the Company may be required to adopt the U.S. dollar as the functional currency for its subsidiaries in that country.  The Company does not hedge the foreign currency exchange rate risk related to earnings of operations outside the United States.

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

Available excess funds of a subsidiary may be redeployed through intercompany loans to other subsidiaries for debt repayment, capital investment, or other cash requirements.  Generally, each intercompany loan is denominated in the lender’s local currency giving rise to foreign currency exchange rate risk for the borrower.  To mitigate this risk, the lender generally enters into a forward exchange contract which effectively swaps the intercompany loan and related interest to its local currency.

Certain of the Company’s subsidiaries in the United States and Europe have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2006 and 2005.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness.

The Company has entered into a series of interest rate swap agreements with a total notional amount of $1.25 billion that mature from 2007 through 2013.  The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

Under the swaps, the Company receives fixed rate interest amounts (equal to interest on the corresponding hedged note) and pays interest at a six-month U.S. LIBOR rate (set in arrears) plus a margin spread (see table below).  The interest rate differential on each swap is recognized as an adjustment of interest expense during each six-month period over the term of the agreement.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations and interest rate swaps at December 31, 2006.  For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date.  For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contract maturity date.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contracts.

								Fair
						There-		Value at
(dollars in millions)	2007	2008	2009	2010	2011	after	Total	12/31/2006
Long-term debt at variable rate:
Principal by expected maturity	$26.2	$14.4	$34.0	$60.6	$171.1	$644.7	$951.0	$951.0
Avg. principal outstanding	$898.3	$845.5	$828.5	$797.0	$688.4	$605.9
Avg. interest rate	6.60%	6.60%	6.52%	6.52%	6.52%	6.52%

Long-term debt at fixed rate:
Principal by expected maturity	$300.0	$250.0	$850.0	$250.0	$450.0	$2,021.2	$4,121.2	$4,209.9
Avg. principal outstanding	$3,933.7	$3,665.0	$2,827.5	$2,565.0	$2,190.0	$2,021.2
Avg. interest rate	8.00%	8.03%	7.83%	7.81%	7.83%	7.83%

Interest rate swaps (pay variable/receive fixed):

Notional by expected maturity	$300.0	$250.0		$250.0		$250.0	$1,050.0	$21.1
Avg. notional outstanding	$862.5	$593.8	$500.0	$343.8	$250.0	$250.0
Avg. pay rate margin over U.S. LIBOR	3.60%	3.46%	3.45%	3.56%	3.70%	3.70%
Avg. fixed receive rate	7.75%	7.79%	7.88%	8.05%	8.25%	8.25%

The Company believes the near term exposure to interest rate risk of its debt obligations and interest rate swaps has not changed materially since December 31, 2005.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  The Company believes it can mitigate a portion of this risk by passing commodity cost changes through to customers.  In addition, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  Significant transactions related to commodity price risk are as follows:

•                  At December 31, 2006, the Company had entered into commodity futures contracts for approximately 57% (approximately 13,450,000 MM BTUs) of its expected North American natural gas usage for full year of 2007 and approximately 9% (approximately 2,160,000 MM BTUs) for the full year of 2008.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2006 and 2005.

Forward Looking Statements

This document contains "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc.’s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

For the years ended December 31, 2006, 2005, and 2004:

Consolidated Results of Operations
Consolidated Share Owners' Equity
Consolidated Cash Flows

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, share owner’s equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

As discussed in Notes 1, 12 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, defined benefit pension plans and other postretirement plans, respectively, in 2006.

Ernst & Young LLP

Toledo, Ohio
March 1, 2007

CONSOLIDATED RESULTS OF OPERATIONS Owens-Illinois Group, Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004
Revenues:
Net sales	$7,422.0	$7,079.0	$6,128.4
Royalties and net technical assistance	17.8	16.9	21.1
Equity earnings	25.7	22.6	27.8
Interest	19.5	16.6	15.3
Other	38.5	54.6	70.8
	7,523.5	7,189.7	6,263.4
Costs and expenses:
Manufacturing, shipping, and delivery	6,084.0	5,719.5	4,918.4
Research and development	32.2	29.8	25.4
Engineering	31.6	35.6	33.6
Selling and administrative	564.8	488.1	402.3
Interest	488.2	466.7	474.9
Other	60.1	533.6	45.9
	7,260.9	7,273.3	5,900.5
Earnings (loss) from continuing operations before items below	262.6	(83.6)	362.9
Provision for income taxes	126.5	416.1	73.6
	136.1	(499.7)	289.3
Minority share owners' interests in earnings of subsidiaries	43.6	35.9	32.9
Earnings (loss) from continuing operations	92.5	(535.6)	256.4
Net earnings (loss) of discontinued operations		63.0	64.0
Net (loss) earnings	$92.5	$(472.6)	$320.4

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Owens-Illinois Group, Inc.

Millions of dollars

December 31,	2006	2005
Assets
Current assets:
Cash, including time deposits of $124.5 ($117.0 in 2005)	$222.7	$246.6
Short-term investments	32.7	51.9
Receivables, less allowances of $52.4 ($47.4 in 2005) for losses and discounts	1,097.8	1,006.2
Inventories	1,039.0	940.4
Prepaid expenses	40.5	37.2
Total current assets	2,432.7	2,282.3
Other assets:
Equity investments	108.7	114.9
Repair parts inventories	143.0	170.3
Prepaid pension	488.5	988.1
Deposits, receivables, and other assets	489.4	443.3
Goodwill	2,464.7	2,369.2
Total other assets	3,694.3	4,085.8
Property, plant, and equipment:
Land, at cost	253.4	240.0
Buildings and equipment, at cost:
Buildings and building equipment	1,116.7	1,045.3
Factory machinery and equipment	4,912.1	4,620.4
Transportation, office, and miscellaneous equipment	124.1	123.6
Construction in progress	146.3	116.7
	6,552.6	6,146.0
Less accumulated depreciation	3,358.9	2,993.5
Net property, plant, and equipment	3,193.7	3,152.5
Total assets	$9,320.7	$9,520.6

Millions of dollars

December 31,	2006	2005
Liabilities and Share Owner's Equity Current liabilities:
Short-term loans	$412.8	$26.3
Accounts payable	940.0	843.0
Salaries and wages	149.0	153.0
U.S. and foreign income taxes	61.5	32.6
Other accrued liabilities	329.0	357.0
Long-term debt due within one year	324.4	252.0
Total current liabilities	2,216.7	1,663.9
Long-term debt	4,726.7	5,022.0
Deferred taxes	112.2	441.1
Pension benefits	335.0	311.4
Nonpension postretirement benefits	293.1	277.1
Other liabilities	385.9	425.9
Commitments and contingencies
Minority share owners' interests	206.8	181.5
Share owner's equity:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Other contributed capital	1,384.7	1,272.3
Retained earnings	253.8	161.3
Accumulated other comprehensive income (loss)	(594.2)	(235.9)
Total share owner's equity	1,044.3	1,197.7
Total liabilities and share owner's equity	$9,320.7	$9,520.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNER'S EQUITY Owens-Illinois Group, Inc.

Millions of dollars

Years ended December 31,	2006	2005	2004

Other contributed capital
Balance at beginning of year	$1,272.3	$1,360.5	$1,451.7
Net distribution to Parent	112.4	(88.2)	(91.2)
Balance at end of year	1,384.7	1,272.3	1,360.5

Retained earnings
Balance at beginning of year	161.3	633.9	313.5
Net earnings (loss)	92.5	(472.6)	320.4
Balance at end of year	253.8	161.3	633.9

Accumulated other comprehensive income (loss)
Balance at beginning of year	(235.9)	45.7	(243.1)
Foreign currency translation adjustments	268.0	(288.9)	317.4
Change in minimum pension liability, net of tax	40.2	(7.2)	(27.5)
Adjustment to initially apply FAS No. 158, net of tax	(617.2)
Change in fair value of certain derivative instruments, net of tax	(49.3)	14.5	(1.1)
Balance at end of year	(594.2)	(235.9)	45.7

Total share owner’s equity	$1,044.3	$1,197.7	$2,040.1

Total comprehensive income (loss)
Net earnings (loss)	$92.5	$(472.6)	$320.4
Foreign currency translation adjustments	268.0	(288.9)	317.4
Change in minimum pension liability, net of tax	40.2	(7.2)	(27.5)
Change in fair value of certain derivative instruments, net of tax	(49.3)	14.5	(1.1)
Total	$351.4	$(754.2)	$609.2

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS  Owens-Illinois Group, Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004
Operating activities:
Net earnings (loss)	$92.5	$(472.6)	$320.4
Net earnings of discontinued operations		(63.0)	(64.0)
Non-cash charges (credits):
Depreciation	469.0	480.2	436.0
Amortization of deferred costs	27.3	27.8	23.8
Amortization of deferred finance fees	12.9	16.0	15.0
Deferred tax provision (credit)	10.8	(26.0)	(39.9)
CEO and other transition charges	20.8
Curtailment of postretirement benefits in The Netherlands	(15.9)
Reverse non-U.S. deferred tax valuation allowance net of tax restructuring charges	(5.7)
Impairment of goodwill		494.0
U.S. deferred tax valuation allowance		306.6
Gains on asset sales		(28.1)	(51.6)
Mark to market effect of natural gas hedge contracts	8.7	(3.8)	(4.9)
Restructuring costs and writeoffs of certain assets	29.7
Other	(0.5)	21.8	(62.0)
Change in non-current operating assets	(27.1)	(29.0)	(9.8)
Reduction of non-current liabilities	(58.1)	(69.5)	(25.6)
Change in components of working capital	(252.8)	(32.4)	180.9
Cash provided by continuing operating activities	311.6	622.0	718.3
Cash provided by discontinued operating activities			65.2
Total cash provided by operating activities	311.6	622.0	783.5
Investing activities:
Additions to property, plant and equipment - continuing	(320.3)	(404.1)	(436.7)
Additions to property, plant and equipment - discontinued			(25.1)
Acquisitions, net of cash acquired		(11.6)	(630.3)
Collections on receivables arising from consolidation of receivables securitization program	127.3	50.7
Net cash proceeds from divestitures and other	15.1	167.0	1,430.9
Cash provided by (utilized in) investing activities	(177.9)	(198.0)	338.8
Financing activities:
Additions to long-term debt	1,206.5	555.1	2,125.1
Repayments of long-term debt	(1,341.8)	(627.9)	(2,611.3)
Net change in payable to parent		(112.4)	(274.1)
Distribution to parent	(174.8)	(169.4)	(167.7)
Increase (decrease) in short-term loans	158.9	11.6	(23.2)
Net payments for hedging activity	(6.8)	(98.0)	(25.9)
Payment of finance fees and debt retirement costs	(12.3)	(1.0)	(34.4)
Cash utilized in financing activities	(170.3)	(442.0)	(1,011.5)
Effect of exchange rate fluctuations on cash	12.7	(13.3)	3.7
Increase (decrease) in cash	(23.9)	(31.3)	114.5
Cash at beginning of year	246.6	277.9	163.4
Cash at end of year	$222.7	$246.6	$277.9

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATMENT

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

Certain amounts included in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 have been reclassified to conform to the 2006 presentation.  These amounts, which relate to receipts from customers in payment of the accounts receivable in the European accounts receivable securitization program at the date of its consolidation, have been reclassified from operating activities to investing activities.  See Note 5 for additional information.  While this reclassification had no effect on total cash flows, cash provided by operations and cash utilized in investing activities both decreased by $50.7 million.  Net earnings and share owners’ equity were not affected by this reclassification.

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

Nature of Operations   The Company is a leading manufacturer of glass container and plastics packaging products operating in two product segments.  The Company’s principal product lines in the Glass Containers product segment are glass containers for the food and beverage industries.  Sales of the Glass Containers product segment were 90% of the Company’s 2006 consolidated sales.  The Company has glass container operations located in 21 countries, while the plastics packaging products operations are located in 5 countries.  The principal markets and operations for the Company’s glass products are in North America, Europe, South America, and Australia.  The Company’s principal product lines in the Plastics Packaging product segment include healthcare containers, closures and prescription containers.  Major markets for the Company’s plastics packaging products include the United States health care market.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates, at which time the Company would revise its estimates accordingly.  For further information on certain of the Company’s significant estimates relative to contingent liabilities, see Note 18.

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

Derivative Instruments  The Company uses currency swaps, interest rate swaps, options, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  Whenever possible, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In accordance with FAS No. 104, cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 9 for additional information related to derivative instruments.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and molding machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

Foreign Currency Translation   The assets and liabilities of most subsidiaries and associates are translated at current exchange rates and any related translation adjustments are recorded directly in share owners’ equity.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements”.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS No. 159”), “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

Stock Options and Other Stock-Based Compensation   The Company participates in OI Inc.’s five non-qualified plans, which are described more fully in Note 11.  In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, "Share-Based Payment," which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the required service.

The Company adopted the provisions of FAS No. 123R effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.  As a result of adoption, pretax earnings for 2006 were reduced by $10.2 million ($9.7 million after tax) for additional compensation expense related to stock options.  The additional compensation expense included $1.0 million for accelerated vesting of options held by the former CEO at the time of his separation in November 2006 and $1.9 million for fully vested options granted to the new CEO in December 2006.  The adoption of FAS No. 123R had no effect on cash flows.

Prior to the adoption of FAS No.123R, the Company accounted for stock options under the disclosure-only provisions (intrinsic value method) of FAS No. 123, “Accounting for Stock-Based Compensation.”  If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as allowed by FAS No. 123, pro forma net earnings and earning per share would have been as follows for the period indicated:

	2005	2004
Net earnings (loss):
As reported	$(472.6)	$320.4
Compensation cost determined under fair value based method for stock option awards, net of $4.3 million and $4.2 million of related tax effects for the 2005 and 2004, respectively.	(7.0)	(6.8)
Additional valuation allowance on deferred tax assets	(4.3)
Pro forma	$(483.9)	$313.6

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Range of expected lives of options (years)	3.50-4.75	4.75-5.00	5.00
Range of expected stock price volatilities	32.7%-50.5%	50.0%-74.1%	72.3%-74.0%
Weighted average expected stock price volatilities	44.9%	73.9%	73.9%
Range of risk-free interest rates	4.1%-5.1%	4.2%-4.3%	2.7%-3.7%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of options is based on the assumption that, on average, options will be exercised at the mid-point between the vesting date and the expiration date.  The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

The fair value of other equity awards, consisting of restricted shares and performance vested restricted share units, is equal to the quoted market value at the time of grant.

2.  Changes in Components of Working Capital Related to Operations   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows (the 2005 receivables amount has been adjusted to conform to the 2006 presentation in relation to the European accounts receivable securitization program):

	2006	2005	2004
Decrease (increase) in current assets:
Short-term investments	$22.5	$(23.7)	$(0.6)
Receivables	(162.8)	(75.2)	61.5
Inventories	(31.2)	73.0	106.7
Prepaid expenses	(2.6)	(4.0)	36.4
Increase (decrease) in current liabilities:
Accounts payable	51.9	47.8	75.3
Accrued liabilities	(82.1)	(18.4)	(107.7)
Salaries and wages	(24.4)	(7.5)	9.9
U.S. and foreign income taxes	(24.1)	(24.4)	(36.5)
	$(252.8)	$(32.4)	$145.0
Continuing operations	(252.8)	(32.4)	180.9
Discontinued operations			(35.9)
	$(252.8)	$(32.4)	$145.0

3.  Inventories   Major classes of inventory are as follows:

	2006	2005
Finished goods	$857.8	$779.6
Work in process	7.7	3.5
Raw materials	104.6	91.1
Operating supplies	68.9	66.2
	$1,039.0	$940.4

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $34.4 million and $40.6 million at December 31, 2006 and 2005, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2006 and 2005 were approximately $861.9 million and $780.3 million, respectively.

4.  Equity Investments   Summarized information pertaining to the Company’s equity associates follows:

	2006	2005
For the year:
Equity in earnings:
Foreign	$29.2	$27.6
Domestic	15.9	17.6
Total	$45.1	$45.2

	2006	2005	2004
For the year:
Equity in earnings:
Foreign	$4.3	$9.0	$17.8
Domestic	21.4	13.6	10.0
Total	$25.7	$22.6	$27.8

Dividends received	$45.0	$11.0	$12.8

5.  Long-Term Debt   The following table summarizes the long-term debt of the Company at December 31, 2006 and 2005:

	2006	2005
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$45.2	$—
Term Loans:
Term Loan A (292.5 million AUD)	231.5
Term Loan B	195.5
Term Loan C (134.6 million CAD)	115.9
Term Loan D (€195.5 million)	257.4
Third Amended and Restated Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans
Term Loans:
A1 Term Loan		223.9
B1 Term Loan		220.8
C1 Term Loan		185.6
C2 Term Loan		54.9
Accounts receivable securitization (included in short-term loans at Dec. 31, 2006):
European program		231.8
Asia Pacific program		80.6
Senior Secured Notes:
8.875%, due 2009	850.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	440.8	436.6
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	296.2	267.0
Senior Subordinated Notes:
9.25%, due 2009		0.5
Payable to OI Inc.	1,038.1	1,032.7
Other	105.5	64.6
Total long-term debt	5,051.1	5,274.0
Less amounts due within one year	324.4	252.0
Long-term debt	$4,726.7	$5,022.0

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At December 31, 2006, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early repayment of the previous credit agreement.

At December 31, 2006 the Company’s subsidiary borrowers had unused credit of $765.6 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or the Adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 1.125% to 2.0% for Eurodollar loans and 0.125% to 1.0% for Base Rate loans.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2006 was 6.52%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments ranging from 0.20% to 0.50%.

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

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum interest coverage ratios, maximum leverage ratios and specified capital expenditure tests.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

Amounts payable to OI Inc. above equal OI Inc.’s total indebtedness.  Interest costs on amounts payable to OI Inc. are charged to the Company in the same amount as incurred by OI Inc. The Company and a principal subsidiary of the Company guarantee the senior notes and debentures of OI Inc. on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed by the Company at December 31, 2006 was $1,057.5 million.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the accounts receivable in the program and the secured indebtedness of the same amount. Cash inflows related to receipts from customers in payment of the accounts receivable consolidated at December 13, 2005 have been classified as investing cash inflows in the accompanying Consolidated Statement of Cash Flows.

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaces the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

At December 31, 2006, the European program had a balance of $195.0 million, and the Asia Pacific program had a balance of $84.4 million recorded in short term loans.  The interest rate on the accounts receivable securitization program is a local short term variable rate plus a margin over the variable rate of 0.70% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.81% at December 31, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 7.43% at December 31, 2006.  These programs have maturity dates ranging from January of 2008 through October of 2011.

Annual maturities for all of the Company’s long-term debt through 2011 are as follows: 2007, $324.4 million; 2008, $260.1 million; 2009, $884.0 million; 2010, $304.8 million; and 2011, $621.1 million.

Interest paid in cash, including note repurchase premiums in 2006 and 2004, aggregated $461.0 million for 2006, $450.9 million for 2005, and $548.8 million for 2004.

Fair values at December 31, 2006, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value	Hedge Value
	(millions of	Market	(millions of	(millions of
	dollars)	Price	dollars)	dollars)
Senior Secured Notes:
8.875%, due 2009	$850.0	102.52	$871.5
7.75%, due 2011	450.0	103.50	465.8
8.75%, due 2012	625.0	106.25	664.1
Senior Notes:
8.25%, due 2013	450.0	103.25	464.6	440.8
6.75%, due 2014	400.0	97.75	391.0
6.75%, due 2014 (€225 million)	296.2	99.75	295.5

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings and equipment operating leases was $89.6 million in 2006, $81.9 million in 2005, and $89.8 million in 2004.  Minimum future rentals under operating leases are as follows:  2007, $49.2 million; 2008, $36.6 million; 2009, $25.0 million; 2010, $18.8 million; and 2011, $8.1 million; and 2012 and thereafter, $8.3 million.

7.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.6) million in 2006, $2.8 million in 2005, and $(9.5) million in 2004.

8.  Derivative Instruments   At December 31, 2006, the Company had the following derivative instruments related to its various hedging programs:

Hedges of Debt

Certain of the Company’s subsidiaries have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans.  For the year ended December 31, 2006, the amount not offset was not material.

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

The following selected information relates to fair value swaps at December 31, 2006 (based on a projected U.S. LIBOR rate of 5.1515% based on rates at December 31, 2006):

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(4.3)
Senior Debentures due 2010	250.0	7.50%	3.2%	(5.8)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(9.2)
Total	$1,050.0			$(21.1)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2006, the Company had entered into commodity futures contracts for approximately 57% (approximately 13,450,000 MM BTUs) for the full year of 2007 and approximately 9% (approximately 2,160,000 MM BTUs) for the full year of 2008.

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

The above futures contracts are accounted for as cash flow hedges at December 31, 2006.

At December 31, 2006, an unrecognized loss of $32.8 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2006 was not material.

Other Hedges

The Company’s subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future.  These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency.   Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies.  The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

9.  Accumulated Other Comprehensive Income (Loss)    The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; (d) adjustment to adopt FAS No. 158; and, (e) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

			Change in	Change in	Adjustment
			Minimum	Certain	to initially	Total
	Net Effect of	Deferred Tax	Pension	Derivative	apply FAS	Accumulated
	Exchange Rate	Effect for	Liability	Instruments	No. 158	Comprehensive
	Fluctuations	Translation	(net of tax)	(net of tax)	(net of tax)	Income (Loss)
Balance on Jan. 1, 2004	$(154.7)	$21.4	$(110.8)	$1.0	$—	$(243.1)
2004 Change	326.1	(8.7)	(44.6)	(1.6)		271.2
Translation effect			9.0			9.0
Tax effect			8.1	0.5		8.6
Balance on Dec. 31, 2004	171.4	12.7	(138.3)	(0.1)	—	45.7
2005 Change	(288.9)		7.5	5.3		(276.1)
Translation effect			(14.8)			(14.8)
Tax effect			0.1	9.2		9.3

Balance on Dec. 31, 2005	(117.5)	12.7	(145.5)	14.4	—	(235.9)
2006 Change	285.5		55.0	(49.3)	(639.9)	(348.7)
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		22.8	8.0
Balance on Dec. 31, 2006	$168.0	$12.7	$(122.9)	$(34.9)	$(617.1)	$(594.2)

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

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Accrued postretirement benefits	$110.8	$89.3
Tax loss and credit carryovers	782.1	639.2
Capital loss carryovers	395.5	391.3
Alternative minimum tax credits	21.2	21.2
Accrued liabilities	191.1	203.1
Other	54.7	31.3
Total deferred tax assets	1,555.4	1,375.4

Deferred tax liabilities:
Property, plant and equipment	296.8	251.7
Prepaid pension costs	101.3	293.5
Inventory	23.2	29.3
Other	73.2	90.3
Total deferred tax liabilities	494.5	664.8
Valuation allowance	(1,041.1)	(1,043.9)
Net deferred taxes	$19.8	$(333.3)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Prepaid expenses	$4.6	$5.9
Deposits, receivables, and other assets	127.4	101.9
Deferred taxes	(112.2)	(441.1)
Net deferred taxes	$19.8	$(333.3)

The provision (benefit) for income taxes consists of the following:

	2006	2005	2004
Current:
U.S. Federal	$—	$—	$—
State	2.0	1.6	3.0
Foreign	113.7	133.9	101.6
	115.7	135.5	104.6
Deferred:
U.S. Federal	9.2	214.0	(29.2)
State	(14.6)	11.8	6.1
Foreign	16.2	(12.4)	(20.5)
	10.8	213.4	(43.6)
Total:
U.S. Federal	9.2	214.0	(29.2)
State	(12.6)	13.4	9.1
Foreign	129.9	121.5	81.1
	$126.5	$348.9	$61.0

Total for continuing operations	$126.5	$416.1	$73.6
Total for discontinued operations	—	(67.2)	(12.6)
	$126.5	$348.9	$61.0

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2006	2005	2004
Domestic	$(193.8)	$(52.7)	$(51.2)
Foreign	456.4	(30.9)	414.1
	$262.6	$(83.6)	$362.9

Discontinued operations	2006	2005	2004
Domestic	$—	$(4.2)	$45.2
Foreign			6.2
	$—	$(4.2)	$51.4

Income taxes paid (received) in cash were as follows:

	2006	2005	2004
Domestic	$(1.2)	$12.2	$1.9
Foreign	126.8	112.9	98.8
	$125.6	$125.1	$100.7

A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2006	2005	2004
Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$91.9	$(29.3)	$127.0
Increase (decrease) in provision for income taxes due to:
Goodwill impairment		172.9
Valuation allowance - U.S.	67.3	306.6
Reversal of non-U.S. tax valuation allowance	(34.7)
Restructuring charges	21.2
State taxes, net of federal benefit	(9.4)	6.7	3.1
Rate differences on non-U.S. earnings	(12.3)	(28.2)	(25.0)
Australian tax consolidation		(2.8)	(33.1)
Adjustment for non-U.S. tax law changes	(1.6)	(7.1)
Other items	4.1	(2.7)	1.6
Provision for income taxes	$126.5	$416.1	$73.6

At December 31, 2006, the Company has unused net operating losses, capital losses, and research tax credits expiring from 2007 to 2027.

The Company also has unused alternative minimum tax credits which do not expire and which will be available to offset future U.S. Federal income tax.

At December 31, 2006, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,755.2 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

During the fourth quarter of 2005, the Company recorded an additional valuation allowance of $306.6 million because of the near-term effects on U. S. profitability of continued asbestos-related payments, significant interest expense, rising energy costs and other cost increases. These changes in circumstances would have increased the beginning-of-year valuation allowance by approximately $170 million.

Valuation allowances approximating $71 million were established in allocation of the costs of acquisitions.  Any future reductions of these components will result in reductions of goodwill.

During 2005, the Company recorded a benefit of $61.8 million from discontinued operations resulting from the reversal of an accrual for potential tax liabilities related to a previous divestiture. The accrual was no longer required based on the Company’s reassessment of the potential liabilities due to several factors, including statute expiration in September 2005.

11.  Stock Options and Other Stock Based Compensation   The Company participates in OI Inc.’s five nonqualified plans under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc.  Total compensation cost for all grants and accelerated vesting of options, shares and units under all of these plans was $21.7 million ($20.4 million after tax) for the year ended December 31, 2006.  The cost in 2006 included $3.1 million for accelerated vesting of options, shares and units held by the former CEO at the time of his separation in November 2006 and $1.9 million for fully vested options granted to the new CEO in December 2006.  Total compensation cost for grants of shares and units was $6.8 million ($4.2 million after tax) in 2005 and $3.9 million ($2.4 million after tax) in 2004.

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

Stock option information at December 31, 2006 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value

Options outstanding at Dec. 31, 2005	6,900	$22.05
Granted	1,481	18.83
Exercised	(634)	11.94
Forfeited or expired	(1,217)	30.33
Options outstanding at Dec. 31, 2006	6,530	20.75	4.2	$16.3
Options vested or expected to vest at Dec. 31, 2006	6,445	$20.75	4.2	$16.1
Options exercisable at Dec. 31, 2006	4,972	$20.85	3.6	$16.1

Shares available for option grant at Dec. 31, 2006:	4,660

Certain additional information related to stock options is as follows for the periods indicated:

	2006	2005	2004
Weighted average grant-date fair value of options granted (per share)	$7.91	$15.00	$8.30
Aggregate intrinsic value of options exercised	$3.7	$19.4	$16.1
Aggregate cash received from options exercised	$7.6	$20.5	$23.0

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors vest on the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.

The fair value of the shares is equal to the market price of the shares on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted share activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2006	1,045	$15.41
Granted	251	18.74
Vested	(423)	14.21
Forfeited	(12)	14.39
Nonvested at Dec. 31, 2006	861	16.98
Awards granted during 2005		$24.34
Awards granted during 2004		$13.73

	2006	2005	2004

Total fair value of shares vested	$7.7	$5.1	$1.6

Performance Vested Restricted Share Units

Restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 1.5 shares of the Company’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

Performance vested restricted share unit activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2006	228	$24.22
Granted	457	18.24
Vested
Forfeited	(8)	21.05
Nonvested at Dec. 31, 2006	677	20.22
Awards granted during 2005		$24.22
Awards granted during 2004 (none)

As of December 31, 2006, there was $19.7 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

12.  Pension Benefit Plans   Net expense to results of operations for all of the Company’s pension plans and certain deferred compensation arrangements amounted to $42.2 million in 2006, $15.4 million in 2005, and $27.0 million in 2004.

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

The changes in the pension benefit obligations for the year were as follows:

	2006	2005
Obligations at beginning of year	$3,823.6	$3,754.5
Change in benefit obligations:
Service cost	60.8	51.7
Interest cost	204.3	199.7
Actuarial loss, including effect of changing discount rates	(101.3)	179.5
Curtailments	(3.6)
Participant contributions	10.0	9.4
Benefit payments	(251.2)	(250.3)
Plan amendments	(7.2)	2.8
Foreign currency translation	137.2	(123.7)
Other	6.6
Net increase in benefit obligations	55.6	69.1
Obligations at end of year	$3,879.2	$3,823.6

The changes in the fair value of the pension plans’ assets for the year were as follows:

	2006	2005
Fair value at beginning of year	$3,631.4	$3,510.1
Change in fair value:
Actual gain on plan assets	484.3	403.9
Benefit payments	(251.2)	(250.3)
Employer contributions	69.5	43.7
Participant contributions	10.0	9.4
Foreign currency translation	102.5	(85.4)
Other	(3.0)
Net increase in fair value of assets	412.1	121.3
Fair value at end of year	$4,043.5	$3,631.4

The funded status of the pension plans at year end was as follows:

	2006	2005
Plan assets at fair value	$4,043.5	$3,631.4
Projected benefit obligations	3,879.2	3,823.6
Plan assets greater than (less than) projected benefit obligations	164.3	(192.2)
Items not yet recognized in pension expense:
Actuarial loss	764.6	1,073.7
Prior service cost	(15.4)	6.9
	749.2	1,080.6
Net amount recognized	$913.5	$888.4

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005
Prepaid pension	$488.5	$988.1
Current pension liability, included with Other accrued liabilities	(9.1)
Noncurrent pension liability, included with Pension benefits	(315.1)	(163.2)
Additional minimum pension liability, included with Pension benefits		(143.7)
Intangible asset, included with Deposits and other assets		9.4
Accumulated other comprehensive income	749.2	197.8
Net amount recognized	$913.5	$888.4

The accumulated benefit obligation for all defined benefit pension plans was $3,598.4 million and $3,495.4 million at December 31, 2006 and 2005, respectively.

The components of the net pension expense for the year were as follows:

	2006	2005	2004
Service cost	$60.8	$51.7	$56.9
Interest cost	204.3	199.7	197.0
Expected asset return	(298.4)	(296.6)	(289.5)
Other	9.2
Amortization:
Prior service cost	(0.6)	(0.3)	6.0
Loss	61.5	49.5	38.3
Net amortization	60.9	49.2	44.3
Net expense (credit)	$36.8	$4.0	$8.7
Total for continuing operations	$36.8	$4.0	$6.3
Total for discontinued operations			2.4
	$36.8	$4.0	$8.7

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2007:

Amortization:
Loss	$46.0
Prior service cost	(0.8)
Net amortization	$45.2

The following selected information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2006	2005
Projected benefit obligations	$1,080.6	$1,353.2
Fair value of plan assets	742.6	961.2

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2006	2005
Accumulated benefit obligations	$972.6	$876.3
Fair value of plan assets	742.6	621.5

The weighted average assumptions used to determine benefit obligations were as follows:

	2006	2005
Discount rate	5.49%	5.30%
Rate of compensation increase	4.34%	4.54%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2006	2005	2004
Discount rate	5.30%	5.52%	6.10%
Rate of compensation increase	4.54%	4.40%	4.71%
Expected long-term rate of return on assets	8.08%	8.10%	8.35%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (credits) is based on the average remaining service of employees.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in the United Kingdom from the minimum liabilities recorded in 2002, 2003, 2004 and 2005.  Pursuant to this requirement, the Company decreased the minimum pension liability by $38.5 million and decreased accumulated other comprehensive loss by $38.5 million.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company decreased the minimum pension liability by $9.7 million and decreased accumulated other comprehensive loss by $9.7 million.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in Germany from the minimum liabilities recorded in 2005.  Pursuant to this requirement, the Company decreased the minimum pension liability by $6.8 million and decreased accumulated other comprehensive loss by $6.8 million.

The Company adopted the provisions of Financial Accounting Standards No. 158 (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.   FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets is compared to the Projected Benefit Obligation (“PBO”).  In the Company’s case, the required adjustments resulted in a non-cash charge to the Accumulated Other Comprehensive Income component of share owner’s equity.

The following table shows the impact on the balance sheet of applying FAS No. 158 at December 31, 2006 (dollars in millions):

Adjustments to apply FAS No. 158
Increase (decrease)
Prepaid pension	$(502.5)
Intangible asset, included in Deposits, receivables, and other assets	(9.0)
Deferred tax asset, included in Deposits, receivables, and other assets	22.4
Current pension liability, included in Other accrued liabilities	9.1
Deferred taxes	1.3
Noncurrent pension liability, included in Pension benefits	59.5
Accumulated other comprehensive income (loss)	(559.0)

For 2006, the Company’s weighted average expected long-term rate of return on assets was 8.08%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2005), which was in line with the expected long-term rate of return assumption for 2006.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2006	2005	Ranges
Equity securites	64%	64%	59-69%
Debt securities	29%	29%	24-34%
Real estate	6%	7%	1-11%
Other	1%		0-6%
Total	100%	100%

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

The Company expects to contribute $55.3 million to its non-U.S. defined benefit pension plans in 2007.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2007	$241.5
2008	242.6
2009	247.8
2010	247.1
2011	254.5
2012 - 2016	1,320.0

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $8.2 million in 2006, $7.7 million in 2005, and $7.1 million in 2004.

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

The changes in the postretirement benefit obligations for the year were as follows:

	2006	2005
Obligations at beginning of year	$329.1	$340.9
Change in benefit obligations:
Service cost	4.3	4.5
Interest cost	16.8	18.5
Actuarial gain (loss), including the effect of changing discount rates	12.4	(1.6)
Curtailments	(22.4)
Benefit payments	(24.9)	(32.6)
Foreign currency translation	2.1	(0.6)
Other	0.2
Net change in benefit obligations	(11.5)	(11.8)
Obligations at end of year	$317.6	$329.1

The funded status of the postretirement benefit plans at year end was as follows:

	2006	2005
Postretirement benefit obligations	$317.6	$329.1
Items not yet recognized in net postretirement benefit cost:
Prior service credit	36.6	40.9
Actuarial loss	(96.4)	(92.9)
	(59.8)	(52.0)
Net amount recognized	$257.8	$277.1

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005
Current nonpension postretirement benefit, included with Other accrued liabilities	$24.5	$—
Nonpension postretirement benefits	293.1	277.1
Accumulated other comprehensive income	(59.8)
Net amount recognized	$257.8	$277.1

The components of the net postretirement benefit cost for the year were as follows:

	2006	2005	2004
Service cost	$4.3	$4.5	$4.3
Interest cost	16.8	18.5	21.0
Curtailment gain	(15.9)
Other	0.9
Amortization:
Prior service credit	(4.3)	(4.3)	(6.8)
Loss	3.9	5.5	4.7
Net amortization	(0.4)	1.2	(2.1)
Net postretirement benefit cost	$5.7	$24.2	$23.2
Total for continuing operations	5.7	24.2	21.3
Total for discontinued operations			1.9
	$5.7	$24.2	$23.2

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2007:

Amortization:
Loss	$6.4
Prior service cost	(4.3)
Net amortization	$2.1

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.56% and 5.45% at December 31, 2006 and 2005, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.45%, 5.67%, and 6.21% at December 31, 2006, 2005, and 2004, respectively.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2006	2005
Health care cost trend rate assumed for next year	8.92%	8.31%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.73%	5.64%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$0.9	$(0.7)
Effect on accumulated postretirement benefit obligations	10.5	(8.9)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2007	$24.5
2008	24.0
2009	23.6
2010	23.3
2011	23.1
2012 - 2016	111.8

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $7.4 million in 2006, $6.6 million in 2005, and $7.6 million in 2004.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For other postretirement benefit plans, the fair value of plan assets is compared to the Accumulated Postretirement Benefit Obligation (“APBO”).   In the Company’s case, the required adjustments resulted in a non-cash charge to the Accumulated Other Comprehensive Income component of share owner’s equity.

The following table shows the impact on the balance sheet of applying FAS No. 158 at December 31, 2006 (dollars in millions):

Adjustments to apply FAS No. 158
Increase (decrease)
Current nonpension postretirement benefits, included in Other accrued liabilities	$24.5
Deferred taxes	(1.8)
Nonpension postretirement benefits	35.4
Accumulated other comprehensive income (loss)	(58.1)

14.  Other Revenue  Other revenue in 2006 includes a gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands.

Other revenue in 2005 includes $28.1 million (pretax and after tax) for the sale of the Company’s Corsico, Italy glass container facility.

Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

15.  Other Costs and Expenses  Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $29.7 million ($27.7 million after tax), principally related to the closing of its Godfrey, Illinois machine parts manufacturing operation.  See Note 18 for additional details.

Other costs and expenses for the year ended December 31, 2005 included the following:

•                  During the fourth quarter of 2005, the Company recorded a charge of $494.0 million to write down a portion of the goodwill in its Asia Pacific Glass business unit. See Note 20 for more information.

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

16.  Restructuring Accruals   In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility was closed by the end of the year. This closing is part of a broad initiative to reduce working capital and improve system costs.  The

Company also closed a small recycling facility in Ohio.  As a result of these actions, the Company recorded a charge of $29.7 million ($27.7 million after tax) in the third quarter of 2006.

The closing of these facilities will result in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $11.5 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Plant closing charges	$29.7
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(2.2)
Other	0.7
Remaining plant closing accrual as of December 31, 2006	$9.4

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity in connection with the BSN Acquisition (see Note 22) and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005.  These actions were part of the European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These second quarter actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay a total of approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay a total of approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 70% of these payments were made by the end of 2006 and the Company expects that most of the balance will be paid by the end of 2007.

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2006 activity translated from Euros into dollars at the December 31, 2006 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	$38.1

17.  Additional Interest Charges from Early Extinguishment of Debt      During 2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2004, the Company recorded additional interest charges of $28.3 million ($18.5 million after tax) for note repurchase premiums and related write-off of unamortized finance fees and $7.1 million ($2.5 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.

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

The following table shows the approximate number of plaintiffs and claimants involved in asbestos claims pending at the beginning of, disposed of and filed during, and pending at the end of, each of the years listed (eliminating duplicate filings):

	2006	2005	2004
Pending at beginning of year	32,000	35,000	29,000
Disposed	21,000	12,000	9,000
Filed	7,000	9,000	15,000
Pending at end of year	18,000	32,000	35,000

Based on an analysis of the claims and lawsuits pending as of December 31, 2006, approximately 91% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of December 31, 2006 there are approximately 18,000 claims against other defendants and which are likely to be asserted some time in the future against the Company. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2006, has disposed of the asbestos claims of approximately 347,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,425.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $82.6 million at December 31, 2006 ($91 million at December 31, 2005) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $3.11 billion through 2006, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the continued use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

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

The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.’s asbestos-related payments cannot be estimated with certainty.  OI Inc.’s reported results of operations for 2006 were materially affected by the $120.0 million fourth quarter charge and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s and OI Inc.’s cost of borrowing and their ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

19.  Segment Information   The Company operates in the rigid packaging industry.  The Company has two reportable product segments within the rigid packaging industry:  (1) Glass Containers and (2) Plastics Packaging.  The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region.  The Plastics Packaging segment consists of healthcare containers, prescription containers, and closures.

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

Segment Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost has been allocated to product segments.   The information below is presented on a continuing operations basis, and therefore, the 2004 amounts exclude amounts related to the discontinued operations.   See Note 21 for more information.

Financial information regarding the Company’s product segments is as follows:

				Eliminations
				and
			Total	Other
	Glass	Plastics	Product	Retained	Consolidated
	Containers	Packaging	Segments	Costs	Totals
Net sales:
2006	$6,650.4	$771.6	$7,422.0		$7,422.0
2005	6,266.9	812.1	7,079.0		7,079.0
2004	5,366.1	762.3	6,128.4		6,128.4
Segment Operating Profit:
2006	$751.3	$114.5	$865.8	$(91.2)	$774.6
2005	790.8	127.2	918.0	(89.4)	828.6
2004	759.6	115.0	874.6	(102.2)	772.4
Items excluded from Segment Operating Profit:
2006:
Charge for closing the Godfrey, Illinois plant	$(29.7)		$(29.7)		$(29.7)
Mark to market effect of certain commodity futures contracts	(8.7)		(8.7)		(8.7)
CEO and other transition charges	(6.0)		(6.0)	(14.8)	(20.8)
Curtailment of postretirement benefits in The Netherlands	15.9		15.9		15.9
2005:
Gain on the sale of the Corsico, Italy glass container facility	28.1		28.1		28.1
Mark to market effect of certain commodity futures contracts	3.8		3.8		3.8
Goodwill impairment	(494.0)		(494.0)		(494.0)
2004:
Gain on the sale of certain real property	20.6		20.6		20.6
Italian Specialty Glass gain	31.0		31.0		31.0
Mark to market effect of certain commodity futures contracts	4.9		4.9		4.9
Restructuring of a life insurance program				(6.4)	(6.4)

				Eliminations
			Total	and
	Glass	Plastics	Product	Other	Consolidated
	Containers	Packaging	Segments	Retained	Totals
Depreciation and amortization expense:
2006	$455.4	$46.2	$501.6	$7.6	$509.2
2005	465.3	49.5	514.8	9.2	524.0
2004	407.5	55.4	462.9	11.9	474.8
Total assets:
2006	$8,021.6	$705.6	$8,727.2	$593.5	$9,320.7
2005	7,575.7	754.0	8,329.7	1,190.9	9,520.6
2004	8,579.4	789.3	9,368.7	1,181.4	10,550.1
Capital expenditures (1):
2006
Continuing	$270.7	$35.3	$306.0	$14.3	$320.3
2005
Continuing	366.2	31.1	397.3	6.8	404.1
2004
Continuing	405.7	30.4	436.1	0.6	436.7
Discontinued		25.1	25.1		25.1

(1)  Excludes property, plant and equipment acquired through acquisitions.

Financial information regarding the Company’s geographic segments is as follows:

					Total
	North		Asia	South	Geographic
	America	Europe	Pacific	America	Segments
Net sales:
2006	$2,917.0	$2,865.9	$833.8	$805.3	$7,422.0
2005	2,701.4	2,840.0	844.7	692.9	7,079.0
2004	2,551.6	2,138.8	870.9	567.1	6,128.4
Segment Operating Profit:
2006	$318.5	$244.9	$102.4	$200.0	$865.8
2005	345.0	279.4	136.3	157.3	918.0
2004	365.1	242.3	142.1	125.1	874.6
Items excluded from Segment Operating Profit:
2006:
Charge for closing the Godfrey, Illinois plant	$(29.7)				$(29.7)
Mark to market effect of certain commodity futures contracts	(8.7)				(8.7)
Curtailment of postretirement benefits in The Netherlands		$15.9			15.9
CEO and other transition charges		(6.0)			(6.0)
2005:
Gain on the sale of the Corsico, Italy glass container facility		28.1			28.1
Mark to market effect of certain commodity futures contracts	3.8				3.8
Goodwill impairment			$(494.0)		(494.0)
2004:
Gain on the sale of certain real property		20.6			20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	4.9				4.9

The Company’s net property, plant and equipment by geographic segment are as follows:

	United
	States	Foreign	Total
2006	$1,013.4	$2,180.3	$3,193.7
2005	1,025.5	2,127.0	3,152.5
2004	988.1	2,509.6	3,497.7

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total
2006	$2,504.3	$4,917.7	$7,422.0
2005	2,330.7	4,748.3	7,079.0
2004	2,194.5	3,933.9	6,128.4

Operations in individual countries outside the United States that accounted for more than 10% of  consolidated net sales from continuing operations were in Italy (2004 – 10.7%), France (2006 - 17.3%, 2005 – 13.8%), and Australia (2004 – 10.6%).

Reconciliations to consolidated totals are as follows:

	2006	2005	2004
Revenues:
Net sales for reportable segments	$7,422.0	$7,079.0	$6,128.4
Royalties and net technical assistance	17.8	16.9	21.1
Equity earnings	25.7	22.6	27.8
Interest income	19.5	16.6	15.3
Other revenue	38.5	54.6	70.8
Total	$7,523.5	$7,189.7	$6,263.4
Reconciliation of Segment Operating Profit to earnings (loss) from continuing operations before income taxes, and minority share owners’ interest in earnings of subsidiaries:
Segment Operating Profit for reportable segments	$865.8	$918.0	$874.6
Items excluded from Segment Operating Profit	(28.5)	(462.1)	56.5
Eliminations and other retained items, excluding certain items below	(91.2)	(89.4)	(102.2)
Items excluded from eliminations and other retained items	(14.8)		(6.4)
Interest expense	(488.2)	(466.7)	(474.9)
Interest income	19.5	16.6	15.3
Total	$262.6	$(83.6)	$362.9

20.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Glass	Plastics
	Containers	Packaging	Total
Balance as of January 1, 2004	$1,911.1	$369.1	$2,280.2
Goodwill acquired during the year	696.0		696.0
Translation effects	165.6		165.6
Sale of discontinued operations		(151.1)	(151.1)
Other changes, principally adjustments to acquisition-related deferred tax assets	18.4		18.4
Balance as of December 31, 2004	2,791.1	218.0	3,009.1
Translation effects	(160.9)		(160.9)
Write-down of goodwill	(494.0)		(494.0)
Other changes, principally adjustments to finalize acquisition purchase price	15.0		15.0
Balance as of December 31, 2005	2,151.2	218.0	2,369.2
Translation effects	133.6		133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(38.1)		(38.1)
Balance as of December 31, 2006	$2,246.7	$218.0	$2,464.7

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

During the fourth quarter of 2006, the Company completed its annual impairment testing and determined that no impairment existed.

21. Discontinued Operations  On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for 2004 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

Year ended
December 31,
2004
Revenues:

Net sales	$875.3
Other revenue	7.7
883.0
Costs and expenses:

Manufacturing, shipping and delivery	754.6
Research, development and engineering	16.0
Selling and administrative	23.7
Interest	45.1
Other	22.9
862.3
Earnings before items below	20.7
Provision for income taxes	27.1
Gain on sale of discontinued operations	70.4
Net earnings from discontinued operations	$64.0

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

22.  Acquisition of BSN Glasspack, S.A.   On June 21, 2004, the Company completed the acquisition of BSN Glasspack, S.A. (“BSN”) from Glasspack Participations (the “BSN Acquisition”).  Total consideration for the BSN Acquisition was approximately $1.3 billion, including the assumption of approximately $650 million of debt, a portion of which was refinanced in connection with the BSN Acquisition.  BSN was the second largest glass container manufacturer in Europe with manufacturing facilities in France, Spain, Germany and the Netherlands.  The BSN Acquisition was financed with borrowings under the Company’s Second Amended and Restated Secured Credit Agreement.  In order to secure the European Commission’s approval, the Company committed to divest the Barcelona, Spain, and Corsico, Italy glass plants.  The Company completed the sale of these plants in January 2005 and received cash proceeds of approximately €138.2 million.

Had the BSN Acquisition and the related financing occurred at the beginning of 2004, pro forma consolidated net sales and net earnings would have been as follows:

	Year ended December 31, 2004
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted
Net sales	$6,128.4	$752.5		$6,880.9
Earnings from continuing operations	$256.4	$17.6	$(6.4)	$267.6

The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million.  The 2004 earnings include estimated amortization related to the $48.1 million of intangible assets recorded for customer relationships.   At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004.

23.  Financial Information for Subsidiary Guarantors and Non-Guarantors   The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the 8 7/8%, 8 ¾% and 7 ¾% Senior Secured Notes of the Issuer and the 8 ¼%, 6 ¾%, and 6 ¾% Euro Senior Notes of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

	December 31, 2006
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$78.3	$53.1	$966.4	$—	$1,097.8
Inventories		150.9	45.0	843.1		1,039.0
Other current assets		17.7	8.1	270.1		295.9
Total current assets	—	246.9	106.2	2,079.6	—	2,432.7
Investments in and advances to subsidiaries	2,094.3	3,367.1	2.3		(5,463.7)	—
Goodwill		562.1	223.4	1,679.2		2,464.7
Other non-current assets		188.1	543.8	504.0	(6.3)	1,229.6
Total other assets	2,094.3	4,117.3	769.5	2,183.2	(5,470.0)	3,694.3
Property, plant and equipment, net		667.3	346.1	2,180.3		3,193.7
Total assets	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7
Current liabilities :
Accounts payable and accrued liabilities	$—	$383.2	$118.4	$978.7	$(0.8)	$1,479.5
Short-term loans and long-term debt due within one year	300.0	(1.7)		438.9		737.2
Total current liabilities	300.0	381.5	118.4	1,417.6	(0.8)	2,216.7
Long-term debt	750.0	3,291.3	20.1	665.3		4,726.7
Other non-current liabilities and minority interests		75.9	271.8	978.3	7.0	1,333.0
Investments by and advances from parent		1,282.8	811.5	3,381.9	(5,476.2)	—
Share owner’s equity	1,044.3					1,044.3
Total liabilities and share owner’s equity	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7

	December 31, 2005
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$82.2	$66.8	$857.2	$—	$1,006.2
Inventories		129.7	50.0	760.7		940.4
Other current assets		5.5	59.3	270.9		335.7
Total current assets	—	217.4	176.1	1,888.8	—	2,282.3
Investments in and advances to subsidiaries	2,247.7	3,222.6	(46.6)		(5,423.7)	—
Goodwill		562.0	223.4	1,583.8		2,369.2
Other non-current assets		212.8	1,087.4	423.1	(6.7)	1,716.6
Total other assets	2,247.7	3,997.4	1,264.2	2,006.9	(5,430.4)	4,085.8
Property, plant and equipment, net		695.7	329.8	2,127.0		3,152.5
Total assets	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$334.9	$120.2	$932.2	$(1.7)	$1,385.6
Short-term loans and long-term debt due within one year				278.3		278.3
Total current liabilities	—	334.9	120.2	1,210.5	(1.7)	1,663.9
Long-term debt	1,050.0	3,382.0	6.8	583.2		5,022.0
Other non-current liabilities and minority interests		95.0	494.0	1,042.1	5.9	1,637.0
Investments by and advances from parent		1,098.6	1,149.1	3,186.9	(5,434.6)	—
Share owner’s equity	1,197.7					1,197.7
Total liabilities and share owner’s equity	$2,247.7	$4,910.5	$1,770.1	$6,022.7	$(5,430.4)	$9,520.6

	Year ended December 31, 2006
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,849.3	$707.4	$4,966.3	$(101.0)	$7,422.0
Interest		—	1.0	18.5		19.5
Equity earnings from subsidiaries	92.5	265.7	27.0		(385.2)	—
Other equity earnings		10.5	6.1	9.1		25.7
Other revenue		81.9	13.7	32.7	(72.0)	56.3
Total revenue	92.5	2,207.4	755.2	5,026.6	(558.2)	7,523.5
Manufacturing, shipping, and delivery		1,632.4	535.4	4,060.9	(144.7)	6,084.0
Research, engineering, selling, administrative, and other		133.2	173.4	382.1		688.7
Net intercompany interest	(82.4)	(32.4)	84.3	30.5		—
Other interest expense	82.4	314.3	1.2	90.3		488.2
Total costs and expense	—	2,047.5	794.3	4,563.8	(144.7)	7,260.9
Earnings (loss) before items below	92.5	159.9	(39.1)	462.8	(413.5)	262.6
Provision (credit) for income taxes		8.9	(10.5)	128.1		126.5
Minority share owners’ interests in earnings of subsidiaries				42.0	1.6	43.6
Net earnings (loss)	$92.5	$151.0	$(28.6)	$292.7	$(415.1)	$92.5

	Year ended December 31, 2005
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,661.9	$700.5	$4,794.9	$(78.3)	$7,079.0
Interest			2.3	14.3		16.6
Equity earnings from subsidiaries	(535.6)	(192.9)	4.3		724.2	—
Other equity earnings		8.9	4.0	9.7		22.6
Other revenue		52.7	7.6	55.8	(44.6)	71.5
Total revenue	(535.6)	1,530.6	718.7	4,874.7	601.3	7,189.7
Manufacturing, shipping, and delivery		1,395.7	531.2	3,910.2	(117.6)	5,719.5
Research, engineering, selling, administrative, and other		96.2	147.3	843.6		1,087.1
Net intercompany interest	(85.0)	(28.7)	57.0	56.7		—
Other interest expense	85.0	286.7	2.0	93.0		466.7
Total costs and expense	—	1,749.9	737.5	4,903.5	(117.6)	7,273.3
Earnings (loss) from continuing operations before items below	(535.6)	(219.3)	(18.8)	(28.8)	718.9	(83.6)
Provision (benefit) for income taxes		3.1	289.4	125.3	(1.7)	416.1
Minority share owners’ interests in earnings of subsidiaries				34.5	1.4	35.9
Earnings from continuing operations	(535.6)	(222.4)	(308.2)	(188.6)	719.2	(535.6)
Net earnings from discontinued operations	63.0		63.0		(63.0)	63.0
Net earnings	$(472.6)	$(222.4)	$(245.2)	$(188.6)	$656.2	$(472.6)

	Year ended December 31, 2004
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,620.4	$615.7	$3,970.6	$(78.3)	$6,128.4
Interest		0.1	1.5	13.7		15.3
Equity earnings from subsidiaries	256.4	301.1	10.1		(567.6)	—
Other equity earnings		10.9	10.3	6.6		27.8
Other revenue		56.6	33.8	68.5	(67.0)	91.9
Total revenue	256.4	1,989.1	671.4	4,059.4	(712.9)	6,263.4
Manufacturing, shipping, and delivery		1,341.4	472.3	3,220.1	(115.4)	4,918.4
Research, engineering, selling, administrative, and other		101.6	150.3	255.1	0.2	507.2
Net intercompany interest	(68.6)	(36.9)	79.9	25.6		—
Other interest expense	68.6	248.6	2.3	155.4		474.9
Total costs and expense	—	1,654.7	704.8	3,656.2	(115.2)	5,900.5
Earnings (loss) from continuing operations before items below	256.4	334.4	(33.4)	403.2	(597.7)	362.9
Provision (benefit) for income taxes		46.8	(34.2)	60.7	0.3	73.6
Minority share owners’ interests in earnings of subsidiaries				31.3	1.6	32.9
Earnings from continuing operations	256.4	287.6	0.8	311.2	(599.6)	256.4
Net earnings from discontinued operations	64.0		61.8	2.2	(64.0)	64.0
Net earnings	$320.4	$287.6	$62.6	$313.4	$(663.6)	$320.4

	Year ended December 31, 2006
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$26.3	$18.3	$365.2	$(98.2)	$311.6
Investing Activities:
Additions to property, plant, and equipment		(52.3)	(48.1)	(219.9)		(320.3)
Collections on receivables arising from consolidation of receivables securitization program				127.3		127.3
Proceeds from sales		1.3	1.5	12.3		15.1
Cash used in investing activities	—	(51.0)	(46.6)	(80.3)	—	(177.9)
Financing Activities:
Net distribution to OI Inc.	(174.8)					(174.8)
Change in intercompany transactions	174.8	160.4	7.7	(441.1)	98.2	—
Change in short term debt				158.9		158.9
Payments of long term debt		(454.4)	(0.2)	(887.2)		(1,341.8)
Borrowings of long term debt		323.1		883.4		1,206.5
Net payments for debt-related hedging activity				(6.8)		(6.8)
Payment of finance fees		(4.4)		(7.9)		(12.3)
Cash provided by (used in) financing activities	—	24.7	7.5	(300.7)	98.2	(170.3)
Effect of exchange rate change on cash				12.7		12.7
Net change in cash	—	0.0	(20.8)	(3.1)	—	(23.9)
Cash at beginning of period	—	—	30.6	216.0	—	246.6
Cash at end of period	$—	$0.0	$9.8	$212.9	—	$222.7

	Year ended December 31, 2005
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(294.6)	$276.9	$591.2	$48.5	$622.0
Investing Activities:
Additions to property, plant, and equipment		(131.3)	(36.3)	(236.5)		(404.1)
Collections on receivables arising from consolidation of receivables securitization program				50.7		50.7
Acquisitions, net of cash acquired				(11.6)		(11.6)
Proceeds from sales		6.9	(38.7)	198.8		167.0
Cash used in investing activities	—	(124.4)	(75.0)	1.4	—	(198.0)
Financing Activities:
Net change in payable to OI Inc.	(112.4)					(112.4)
Net distribution to OI Inc.	(169.4)					(169.4)
Change in intercompany transactions	281.8	456.1	(199.3)	(490.1)	(48.5)	0.0
Change in short term debt				11.6		11.6
Payments of long term debt		(417.2)	(10.8)	(199.9)		(627.9)
Borrowings of long term debt		381.1	6.6	167.4		555.1
Net payments for debt-related hedging activity				(98.0)		(98.0)
Payment of finance fees		(1.0)				(1.0)
Cash provided by (used in) financing activities	—	419.0	(203.5)	(609.0)	(48.5)	(442.0)
Effect of exchange rate change on cash				(13.3)		(13.3)
Net change in cash	—	0.0	(1.6)	(29.7)	—	(31.3)
Cash at beginning of period	—	—	32.2	245.7	—	277.9
Cash at end of period	$—	$0.0	$30.6	$216.0	—	$246.6

	Year ended December 31, 2004
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$—	$156.0	$30.4	$662.3	$(65.2)	$783.5
Investing Activities:
Additions to property, plant, and equipment		(130.7)	(48.7)	(282.4)		(461.8)
Acquisitions, net of cash acquired				(630.3)		(630.3)
Proceeds from sales		2.8	1,182.5	245.6		1,430.9
Cash provided by (used in) investing activities	—	(127.9)	1,133.8	(667.1)	—	338.8
Financing Activities:
Net change in payable to OI Inc.	(274.1)					(274.1)
Net distribution to OI Inc.	(167.7)					(167.7)
Change in intercompany transactions	441.8	(125.9)	(1,149.0)	768.6	64.5	—
Change in short term debt				(23.2)		(23.2)
Payments of long term debt		(1,320.4)	(0.3)	(1,290.6)		(2,611.3)
Borrowings of long term debt		1,443.7	10.5	670.9		2,125.1
Net payments for debt-related hedging activity				(25.9)		(25.9)
Payment of finance fees		(25.7)		(8.7)		(34.4)
Cash provided by (used in) financing activities	—	(28.3)	(1,138.8)	91.1	64.5	(1,011.5)
Effect of exchange rate change on cash				3.7		3.7
Net change in cash	—	(0.2)	25.4	90.0	(0.7)	114.5
Cash at beginning of period	—	0.2	6.8	155.7	0.7	163.4
Cash at end of period	$—	$(0.0)	$32.2	$245.7	(0.0)	$277.9

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2006 and 2005:

	2006
					Year
	First	Second	Third	Fourth	to
	Quarter	Quarter	Quarter	Quarter	Date
Net sales	$1,688.3	$1,945.5	$1,911.7	$1,876.5	$7,422.0
Gross profit	$303.3	$359.9	$356.5	$318.3	$1,338.0
Net earnings (a)	$24.3	$42.6	$8.4	$17.2	$92.5

(a)                                  Amount for the first quarter includes a loss of $3.5 million ($3.3 million after tax) from the mark    to market effect of natural gas hedge contracts.

Amount for the second quarter includes a loss of $1.6 million (pretax and after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the second quarter includes a charge of $10.2 million ($9.8 million after tax) for the write-off of finance fees related to debt that was repaid prior to its maturity.

Amount for the third quarter includes a loss of $1.6 million (pretax and after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the third quarter includes a charge of $7.3 million (pretax and after tax) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity.

Amount for the third quarter includes a charge of $29.7 million ($27.7 million after tax), principally for the closing of the Godfrey, Illinois machine parts manufacturing operation.

Amount for the fourth quarter includes a gain of $15.9 million ($11.2 million after tax) for the curtailment of postretirement benefits in The Netherlands.

Amount for the fourth quarter includes charges totaling $22.8 ($22.6 million after tax) for the following: (1) $20.8 million ($20.7 million after tax) for CEO transition costs; and (2) $2.0 million ($1.9 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for the fourth quarter includes a benefit of $5.7 million from the reversal of a non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring.

	2005
					Year
	First	Second	Third	Fourth	to
	Quarter	Quarter	Quarter	Quarter	Date
Net sales	$1,663.3	$1,852.7	$1,807.5	$1,755.5	$7,079.0
Gross profit	$374.8	$377.8	$334.0	$272.9	$1,359.5
Earnings (loss) from continuing operations (b)	117.5	86.2	56.6	(795.9)	(535.6)
Net earnings of discontinued operations (c)			63.0		63.0
Net earnings (loss)	$117.5	$86.2	$119.6	$(795.9)	$(472.6)

(b)                                 Amount for the first quarter includes a gain of $28.4 million ($17.0 million after tax) from the mark to market effect of natural gas hedge contracts.

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

(c)                                  Amount for the third quarter consists principally of a benefit from the reversal of an accrual for potential tax liabilities related to a previous divestiture. The accrual is no longer required based on the Company’s reassessment of the potential liabilities.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company has undertaken the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

Management’s Report on Internal Control over Financial Reporting

The management of Owens-Illinois Inc., is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  However, all internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Owens-Illinois Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Owens-Illinois Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Owens-Illinois Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of results of operations, share owner’s equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Toledo, Ohio

March 1, 2007

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

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(i) Registrant

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

For the years ended December 31, 2006, 2005, and 2004

Consolidated Results of Operations
Consolidated Share Owners’ Equity
Consolidated Cash Flows

Notes to the Consolidated Financial Statements

Exhibit Index

Financial Statement Schedule

For the years ended December 31, 2006, 2005, and 2004:

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

Officers’ Certificate, dated May 20, 1998, establishing the terms of the 7.80% Senior Notes due 2018; including the Form of 7.80% Senior Note due 2018 (filed as Exhibits 4.5 and 4.9, respectively, to Owens-Illinois, Inc.’s Form 8-K filed May 20, 1998, File No. 1-9576, and incorporated herein by reference).

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

4.12	—

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

4.14	—

Third Supplemental Indenture, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-103263, and incorporated herein by reference).

4.15	—

Additional Supplemental Indenture, dated as of December 18, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-103263, and incorporated herein by reference).

4.16	—

Fourth Supplemental Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).

4.17	—

Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Owens-Illinois Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document

4.18	—

Indenture, dated as of December 1, 2004, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and Law Debenture Trust Company of New York, as trustee (filed as Exhibit 4.26 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-123960, and incorporated herein by reference).

4.19	—

Credit Agreement, dated as of June 14, 2006, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.20	—

Second Amended and Restated Intercreditor Agreement, dated as of June 14, 2006, by and among Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders party to the Credit Agreement (as defined therein) and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.21	—

Second Amended and Restated Pledge Agreement, dated as of June 14, 2006, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.22	—

Second Amended and Restated Security Agreement, dated as of June 14, 2006, between Owens-Illinois Group, Inc., each of the direct and indirect subsidiaries of Owens-Illinois Group, Inc. signatory thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) (filed as exhibit 4.4 to Owens-Illinois Group, Inc.’s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

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

10.28*	—	Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.28 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).
10.29*	—	First Amendment to 2005 Incentive Award Plan of Owens-Illinois, Inc. dated as of December 4, 2006 (filed as Exhibit 10.29 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2006).
10.30*	—

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

10.33*	—

Form of Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

S-K Item 601 No.		Document
10.34*	—

Amendment dated August 3, 2006 to the employment agreement between Owens-Illinois, Inc. and Steven R. McCracken dated March 31, 2004 (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2006, File No. 1-9576, and incorporated herein by reference).

10.35*	—

Separation agreement between Owens-Illinois, Inc. and Steven R. McCracken (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 8-K dated November 8, 2006, File No. 1-9576, and incorporated herein by reference).

10.36*	—

Letter agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 8-K dated November 8, 2006, File No. 1-9576, and incorporated herein by reference).

10.37*	—	Employment agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken, dated January 3, 2007 (filed as Exhibit 10.37 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2006).
12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois Group, Inc. (filed herewith).
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

*                    Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)              Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2006 and 2005, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2006, 2005 and 2004.

2)              Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2006 and 2005, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2006, 2005 and 2004.

3)              Financial statements of OI Plastic Products FTS, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2006 and 2005, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2006, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 13 and 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, defined benefit pension plans and other postretirement plans, respectively, in 2006.

Ernst & Young LLP

Toledo, Ohio

March 1, 2007

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004

Revenues:
Net sales	$6,692.4	$6,356.4	$5,522.3
Other revenue	86.5	103.8	131.6
	6,778.9	6,460.2	5,653.9
Costs and expenses:
Manufacturing, shipping, and delivery	5,529.6	5,169.2	4,455.3
Research and development	16.4	15.3	15.2
Engineering	32.6	36.1	34.1
Selling and administrative	410.2	361.9	267.2
Net intercompany interest	(3.0)	28.7	0.6
Other interest expense	404.6	379.5	403.7
Other	55.0	525.4	48.1
	6,445.4	6,516.1	5,224.2
Earnings (loss) before items below	333.5	(55.9)	429.7
Provision for income taxes	138.8	130.6	109.1
Minority share owners' interests in earnings of subsidiaries	43.7	35.9	33.0
Net earnings (loss)	$151.0	$(222.4)	$287.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Packaging, Inc.

Dollars in millions

December 31,	2006	2005

Assets
Current assets:
Cash, including time deposits of $124.5 ($104.0 in 2005)	$241.8	$243.9
Receivables including amount from related parties of $1.7 ($0.8 in 2005), less allowances of $29.1 ($25.7 in 2005) for losses and discounts	1,044.9	939.9
Inventories	993.3	889.2
Prepaid expenses	42.9	31.3
Total current assets	2,322.9	2,104.3

Other assets:
Equity investments	95.3	102.2
Repair parts inventories	135.9	162.7
Prepaid pension	31.7	17.1
Deposits, receivables, and other assets	449.4	397.2
Goodwill	2,255.2	2,159.7
Total other assets	2,967.5	2,838.9

Property, plant, and equipment:
Land, at cost	242.9	229.5
Buildings and equipment, at cost:
Buildings and building equipment	976.1	905.6
Factory machinery and equipment	4,346.5	4,070.2
Transportation, office, and miscellaneous equipment	100.4	98.2
Construction in progress	120.8	89.1
	5,786.7	5,392.6
Less accumulated depreciation	2,945.5	2,576.3
Net property, plant, and equipment	2,841.2	2,816.3
Total assets	$8,131.6	$7,759.5

Dollars in millions

December 31,	2006	2005

Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$412.8	$26.3
Accounts payable including amount to related parties of $23.8 ($2.2 in 2005)	883.3	765.6
Salaries and wages	139.8	141.1
U.S. and foreign income taxes	138.4	107.8
Other accrued liabilities	224.5	253.3
Long-term debt due within one year	24.4	252.0
Total current liabilities	1,823.2	1,546.1

External long-term debt	3,956.6	3,958.6

Deferred taxes	153.8	232.9

Other liabilities	708.1	741.3

Minority share owners' interests	207.2	182.0

Net Parent investment:
Investment by and advances from Parent	1,287.2	1,313.9
Accumulated other comprehensive loss	(4.5)	(215.3)
Total net Parent investment	1,282.7	1,098.6
Total liabilities and net Parent investment	$8,131.6	$7,759.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004

Investment by and advances to Parent
Balance at beginning of year	$1,313.9	$2,020.6	$997.0
Net intercompany transactions	(177.7)	(484.3)	736.0
Net earnings	151.0	(222.4)	287.6
Balance at end of year	1,287.2	1,313.9	2,020.6

Accumulated other comprehensive loss
Balance at beginning of year	(215.3)	67.9	(198.3)
Foreign currency translation adjustments	284.9	(290.5)	294.8
Change in minimum pension liability, net of tax	22.6	(7.2)	(27.5)
Adjustment to initially apply FAS No. 158, net of tax	(47.4)
Change in fair value of certain derivative instruments, net of tax	(49.3)	14.5	(1.1)
Balance at end of year	(4.5)	(215.3)	67.9
Total net Parent investment	$1,282.7	$1,098.6	$2,088.5

Total comprehensive income (loss)
Net earnings (loss)	$151.0	$(222.4)	$287.6
Foreign currency translation adjustments	284.9	(290.5)	294.8
Change in minimum pension liability, net of tax	22.6	(7.2)	(27.5)
Change in fair value of certain derivative instruments, net of tax	(49.3)	14.5	(1.1)
Total comprehensive income (loss)	$409.2	$(505.6)	$553.8

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004

Operating activities:
Net earnings (loss)	$151.0	$(222.4)	$287.6
Non-cash charges (credits):
Depreciation	426.5	431.3	384.0
Amortization of deferred costs	32.6	35.4	35.2
Deferred tax provision (credit)	25.4	(3.1)	11.4
Reverse non-U.S. deferred tax valuation allowance net of restructuring charges	(5.7)
Goodwill impairment		494.0
Curtailment of postretirement benefits in The Netherlands	(15.9)
Restructuring costs and writeoffs of certain assets	27.5
Gains on asset sales		(28.1)	(51.6)
Other	20.7	(6.4)	(70.0)
Change in non-current operating assets	(10.1)	(14.6)	12.9
Change in non-current liabilities	(52.1)	(58.7)	(10.1)
Change in components of working capital	(221.7)	80.9	181.6
Cash provided by operating activities	378.2	708.3	781.0
Investing activities:
Additions to property, plant and equipment	(271.5)	(366.2)	(407.6)
Acquisitions, net of cash acquired		(11.6)	(630.3)
Collections on accounts receivable arising from consolidation of receivables securitization program	127.3	50.7
Net cash proceeds from divestitures and other	13.6	205.7	257.8
Cash utilized in investing activities	(130.6)	(121.4)	(780.1)
Financing activities:
Additions to long-term debt	1,206.5	537.5	2,114.6
Repayments of long-term debt	(1,341.7)	(617.1)	(2,611.1)
Increase (decrease) in short-term loans	158.9	11.5	(23.2)
Net change in intercompany debt	(266.9)	(414.2)	675.8
Net payments for hedging activity	(6.8)	(98.0)	(25.9)
Payment of finance fees	(12.3)	(1.0)	(34.4)
Cash provided by (utilized in) financing activities	(262.3)	(581.3)	95.8
Effect of exchange rate fluctuations on cash	12.6	(13.3)	4.3
Increase (decrease) in cash	(2.1)	(7.7)	101.0
Cash at beginning of year	243.9	251.6	150.6
Cash at end of year	$241.8	$243.9	$251.6

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

Certain amounts included in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 have been reclassified to conform to the 2006 presentation.  These amounts, which relate to receipts from customers in payment of the accounts receivable in the European accounts receivable securitization program at the date of its consolidation, have been reclassified from operating activities to investing activities.  See Note 5 for additional information.  While this reclassification had no effect on total cash flows, cash provided by operations and cash utilized in investing activities both decreased by $50.7 million.  Net earnings and net parent investment were not affected by this reclassification.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost.

Relationship with Owens-Illinois Group, Inc. and Owens-Illinois, Inc.   The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. ("OI Group”) and an indirect subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

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

Derivative Instruments  The Company uses currency swaps, interest rate swaps, options, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  Whenever possible, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In accordance with FAS No. 104, cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 9 for additional information related to derivative instruments.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and molding machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements”.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS No. 159”), “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation  The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

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

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors vest on the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.

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

Accounting

Prior to January 1, 2006, OI Inc. accounted for these equity compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No.25, "Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123).  As such, compensation cost for stock options was not recognized in the Consolidated Results of Operations since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Prior to January 1, 2006, compensation cost was recognized for restricted shares and restricted share units.  Effective January 1, 2006, OI Inc. adopted the fair value recognition provisions of FAS No. 123 (R), “Share-Based Payment” (FAS No. 123R), using the modified-prospective method.  Under this method, compensation cost recognized after January 1, 2006 includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No.123, and (2) compensation cost for share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R.

As discussed in Note 12, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company's employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.  Changes in Components of Working Capital Related to Operations Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows (the 2005 receivables amount has been adjusted to conform to the 2006 presentation in relation to the European accounts receivable securitization program):

	2006	2005	2004

Decrease (increase) in current assets:
Receivables	$(173.9)	$(68.9)	$75.7
Inventories	(36.8)	58.1	83.8
Prepaid expenses	2.4	(4.7)	32.4
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(28.1)	32.4	36.1
Salaries and wages	(13.8)	(2.8)	(0.9)
U.S. and foreign income taxes	28.5	66.8	(45.5)
	$(221.7)	$80.9	$181.6

3.  Inventories   Major classes of inventory are as follows:

	2006	2005

Finished goods	$825.0	$748.5
Work in process	7.7	3.5
Raw materials	93.8	74.9
Operating supplies	66.8	62.3
	$993.3	$889.2

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $20.8 million and $20.9 million, at December 31, 2006 and 2005, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2006 and 2005 were approximately $859.3 million and $775.6 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2006	2005
At end of year:
Equity in undistributed earnings:
Foreign	$20.3	$19.5
Domestic	15.9	17.6
Total	$36.2	$37.1
	2006	2005	2004
For the year:
Equity in earnings:
Foreign	$2.1	$6.8	$15.2
Domestic	21.4	13.6	10.9
Total	$23.5	$20.4	$26.1
Dividends received	$43.5	$11.0	$12.8

5.  External Long-Term Debt   The following table summarizes the external long-term debt of the Company at December 31, 2006 and 2005:

	2006	2005

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$45.2	$—
Term Loans:
Term Loan A (292.5 million AUD)	231.5
Term Loan B	195.5
Term Loan C (134.6 million CAD)	115.9
Term Loan D (€195.5 million)	257.4
Third Amended and Restated Secured Credit Agreement:
Term Loans
A1 Term Loan		223.9
B1 Term Loan		220.8
C1 Term Loan		185.6
C2 Term Loan		54.9
Accounts receivable securitization (included in short-term loans at Dec. 31, 2006):
European program		231.8
Asia Pacific program		80.6
Senior Secured Notes:
8.875%, due 2009	850.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	440.8	436.6
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	296.2	267.0
Senior Subordinated Notes:
9.25%, due 2009		0.5
Other	73.5	33.9
	3,981.0	4,210.6
Less amounts due within one year	24.4	252.0

External long-term debt	$3,956.6	$3,958.6

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At December 31, 2006, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early repayment of the previous credit agreement.

At December 31, 2006 the Company’s subsidiary borrowers had unused credit of $765.6 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or the Adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 1.125% to 2.0% for Eurodollar loans and 0.125% to 1.0% for Base Rate loans.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2006 was 6.52%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments ranging from 0.20% to 0.50%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.4 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum interest coverage ratios, maximum leverage ratios and specified capital expenditure tests.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the accounts receivable in the program and the secured indebtedness of the same amount. Cash inflows related to receipts from customers in payment of the accounts receivable consolidated at December 13, 2005 have been classified as investing cash inflows in the accompanying Consolidated Statement of Cash Flows.

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaces the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

At December 31, 2006, the European program had a balance of $195.0 million, and the Asia Pacific program had a balance of $84.4 million recorded in short term loans.  The interest rate on the accounts receivable securitization program is a local short term variable rate plus a margin over the variable rate of

0.70% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.81% at December 31, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 7.43% at December 31, 2006.  These programs have maturity dates ranging from January of 2008 through October of 2011.

Annual maturities for all of the Company’s long-term debt through 2011 are as follows: 2007, $24.4 million; 2008, $9.1 million; 2009, $883.0 million; 2010, $53.7 million; and 2011, $620.1 million.

Interest paid in cash, including note repurchase premiums, aggregated $380.0 million for 2006, $365.2 million for 2005, and $434.7 million for 2004.

Fair values at December 31, 2006, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value	Hedge Value
	(millions of	Market	(millions of	(millions of
	dollars)	Price	dollars)	dollars)

Senior Secured Notes:
8.875%, due 2009	$850.0	102.52	$871.4
7.75%, due 2011	450.0	103.50	465.8
8.75%, due 2012	625.0	106.25	664.1
Senior Notes:
8.25%, due 2013	450.0	103.25	464.6	$440.8
6.75%, due 2014	400.0	97.75	391.0
6.75%, due 2014 (€225 million)	296.2	99.75	295.5

6. Guarantees of Debt  OI Group and the Company guarantee OI Inc.’s senior notes and debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $1,057.5 at December 31, 2006.

7.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $75.7 million in 2006, $66.5 million in 2005, and $66.3 million in 2004.  Minimum future rentals under operating leases are as follows:  2007, $42.2 million; 2008, $30.3 million; 2009, $22.9 million; 2010, $16.9 million; and 2011, $7.4 million; and 2012 and thereafter, $8.2 million.

8.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.0) million in 2006, $2.8 million in 2005, and $(1.4) million in 2004.

9.  Derivative Instruments   At December 31, 2006, the Company had the following derivative instruments related to its various hedging programs:

Hedges of Debt

Certain of the Company’s subsidiaries have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans.  For the year ended December 31, 2006, the amount not offset was not material.

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

The following selected information relates to fair value swaps at December 31, 2006 (based on a projected U.S. LIBOR rate of 5.1515% based on rates at December 31, 2006):

		Average		Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the company through intercompany loans:

Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(4.3)
Senior Debentures due 2010	250.0	7.50%	3.2%	(5.8)

Notes issued by OBGC:

Senior Notes due 2013	250.0	8.25%	3.7%	(9.4)

Total	$1,050.0			$(21.3)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2006, the Company had entered into commodity futures contracts for approximately 57% (approximately 13,450,000 MM BTUs) for the full year of 2007 and approximately 9% (approximately 2,160,000 MM BTUs) for the full year of 2008.

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

The above futures contracts are accounted for as cash flow hedges at December 31, 2006.

At December 31, 2006, an unrecognized loss of $32.8 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2006 was not material.

Other Hedges

The Company’s subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future.  These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency.   Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies.  The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

10.  Accumulated Other Comprehensive Income (Loss)    The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; (d) adjustment to adopt FAS No. 158; and, (e) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability (net of tax)	Change in Certain Derivative Instruments (net of tax)	Adjustment to initially apply FAS No. 158 (net of tax)	Total Accumulated Comprehensive Income (Loss)

Balance on Jan. 1, 2004	$(110.0)	$21.5	$(110.8)	$1.0	$—	$(198.3)

2004 Change	303.5	(8.7)	(44.6)	(1.6)		248.6
Translation effect			9.0			9.0
Tax effect			8.1	0.5		8.6

Balance on Dec. 31, 2004	193.5	12.8	(138.3)	(0.1)	—	67.9

2005 Change	(290.5)		7.5	5.3		(277.7)
Translation effect			(14.8)			(14.8)
Tax effect			0.1	9.2		9.3

Balance on Dec. 31, 2005	(97.0)	12.8	(145.5)	14.4	—	(215.3)

2006 Change	284.9		55.0	(49.3)	(71.0)	219.6
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		23.6	8.8

Balance on Dec. 31, 2006	$187.9	$12.8	$(122.9)	$(34.9)	$(47.4)	$(4.5)

11.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Tax loss carryovers	$289.5	$259.2
Capital loss carryovers	34.4	30.3
Accrued postretirement benefits	23.4	19.8
Other, principally accrued liabilities	239.0	212.7

Total deferred tax assets	586.3	522.0

Deferred tax liabilities:
Property, plant and equipment	242.9	204.2
Inventory	21.8	27.6
Other	64.7	75.6

Total deferred tax liabilities	329.4	307.4
Valuation allowance	(264.9)	(349.7)

Net deferred tax liabilities	$(8.0)	$(135.1)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Prepaid expenses	$15.7	$3.7
Deposits, receivables, and other assets	130.1	94.1
Deferred taxes	(153.8)	(232.9)

Net deferred tax liabilities	$(8.0)	$(135.1)

The provision for income taxes consists of the following:

	2006	2005	2004

Current:
U.S. Federal	$—	$—	$—
State	0.3	0.3	0.2
Foreign	113.1	133.4	97.5

	113.4	133.7	97.7

Deferred:
U.S. Federal	12.9	1.7	18.5
State	(3.6)	8.0	13.1
Foreign	16.1	(12.8)	(20.2)

	25.4	(3.1)	11.4

Total:
U.S. Federal	12.9	1.7	18.5
State	(3.3)	8.3	13.3
Foreign	129.2	120.6	77.3

	$138.8	$130.6	$109.1

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2006	2005	2004

Domestic	$(119.1)	$(20.7)	$25.3
Foreign	452.6	(35.2)	404.4

	$333.5	$(55.9)	$429.7

Income taxes paid (received) in cash were as follows:

	2006	2005	2004

Domestic	$(0.4)	$—	$0.2
Foreign	126.8	112.9	95.8

	$126.4	$112.9	$96.0

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2006	2005	2004

Tax provision (benefit) on pretax earnings (loss) at statutory U.S. Federal tax rate	$116.7	$(19.6)	$150.4
Increase (decrease) in provision for income taxes due to:
Valuation allowance - U.S.	46.5	7.0
Reversal of non-U.S. tax valuation allowance	(34.7)
Restructuring charges	21.2
Goodwill impairment		172.9
State taxes, net of federal benefit	(0.3)	2.5	13.6
Rate differences on non-U.S. earnings	(10.7)	(22.5)	(24.6)
Australian tax consolidation		(2.8)	(33.1)
Adjustment for non-U.S. tax law changes	(1.6)	(7.1)
Other items	1.7	0.2	2.8

Provision for income taxes	$138.8	$130.6	$109.1

The Company is included in OI Inc.’s consolidated tax returns.  OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2006, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,747.4 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

12.  Related Party Transactions   Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans.  A substantial number of the options, restricted shares and restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2006	2005	2004

Revenues:
Sales to affiliated companies	$0.5	$0.7	$4.7

Expenses:
Administrative services	25.5	19.9	15.6
Corporate management fee	27.1	23.4	18.0
Total expenses	$52.6	$43.3	$33.6

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2006	2005	2004

Cost of sales	$22.6	$17.7	$13.7
Selling, general, and adminstrative expenses	30.0	25.6	19.9

Total expenses	$52.6	$43.3	$33.6

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (8.9% at December 31, 2006) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $7.7 million in 2006, $21.5 million in 2005, and $20.8 million in 2004.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $5.5 million in 2006, $5.2 million in 2005, and $4.9 million in 2004.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2006	2005

Obligations at beginning of year	$1,447.7	$1,417.3

Change in benefit obligations:
Service cost	28.1	23.0
Interest cost	69.1	68.4
Actuarial (gain) loss, including the effect of change in discount rates	(73.8)	118.7
Participant contributions	10.0	9.4
Benefit payments	(70.7)	(65.4)
Plan amendments	(7.2)
Foreign currency translation	137.2	(123.7)
Other	4.0

Net increase in benefit obligations	96.7	30.4

Obligations at end of year	$1,544.4	$1,447.7

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2006	2005

Fair value at beginning of year	$1,068.6	$1,008.5

Change in fair value:
Actual gain on plan assets	77.0	162.1
Benefit payments	(70.7)	(65.4)
Employer contributions	65.8	39.4
Participant contributions	10.0	9.4
Foreign currency translation	102.6	(85.4)

Net increase in fair value of assets	184.7	60.1

Fair value at end of year	$1,253.3	$1,068.6

The funded status of the International Pension Plans at year end was as follows:

	2006	2005

Plan assets at fair value	$1,253.3	$1,068.6
Projected benefit obligations	1,544.4	1,447.7

Plan assets less than projected benefit obligations	(291.1)	(379.1)

Items not yet recognized in pension expense:
Actuarial loss	244.2	282.5
Prior service cost	(9.2)	14.0

	235.0	296.5

Net amount recognized	$(56.1)	$(82.6)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Prepaid pension	$31.7	$17.1
Current pension liability, included with Other accrued liabilities	(7.7)
Noncurrent pension liability, included with Pension benefits	(315.1)	(163.2)
Additional minimum pension liability, included with Other liabilities		(143.7)
Intangible asset, included with Deposits and other assets		9.4
Accumulated other comprehensive income	235.0	197.8

Net amount recognized	$(56.1)	$(82.6)

The accumulated benefit obligation for all defined benefit pension plans was $1,393.2 million and $1,288.3 million at December 31, 2006 and 2005, respectively.

The components of the International Pension Plans’ net pension expense were as follows:

	2006	2005	2004

Service cost	$28.1	$23.0	$20.3
Interest cost	69.1	68.4	57.0
Expected asset return	(81.5)	(75.0)	(62.5)

Amortization:
Prior service cost	0.2	0.7	1.6
Loss	15.8	9.7	7.9

Net amortization	16.0	10.4	9.5

Net expense	$31.7	$26.8	$24.3

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2007:

Amortization:
Loss	$11.1
Prior service cost	(0.1)

Net amortization	$11.0

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2006	2005

Projected benefit obligations	$1,065.4	$1,353.2
Fair value of plan assets	742.6	961.2

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2006	2005

Accumulated benefit obligations	$1,065.4	$876.3
Fair value of plan assets	962.7	621.5

The weighted average assumptions used to determine benefit obligations were as follows:

	2006	2005

Discount rate	4.92%	4.57%
Rate of compensation increase	3.34%	3.78%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2006	2005	2004

Discount rate	4.57%	5.15%	5.68%
Rate of compensation increase	3.78%	3.41%	3.86%
Expected long-term rate of return on assets	7.15%	7.15%	7.35%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in the United Kingdom from the minimum liabilities recorded in 2002, 2003, 2004 and 2005.  Pursuant to this requirement, the Company decreased the minimum pension liability by $38.5 million and decreased accumulated other comprehensive loss by $38.5 million.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company decreased the minimum pension liability by $9.7 million and decreased accumulated other comprehensive loss by $9.7 million.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in Germany from the minimum liabilities recorded in 2005.  Pursuant to this requirement, the Company decreased the minimum pension liability by $6.8 million and decreased accumulated other comprehensive loss by $6.8 million.

The Company adopted the provisions of Financial Accounting Standards No. 158 (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.   FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets is compared to the Projected Benefit Obligation (“PBO”).  In the Company’s case, the required adjustments resulted in a non-cash charge to the Accumulated Other Comprehensive Income component of net parent investment.

The following table shows the impact on the balance sheet of applying FAS No. 158 at December 31, 2006 (dollars in millions):

Adjustments to apply FAS No. 158 Increase
(decrease)

Prepaid pension	$10.3
Intangible asset, included in Deposits, receivables, and other assets	(9.0)
Deferred tax asset, included in Deposits, receivables, and other assets	22.4
Current pension liability, included in Other accrued liabilities	7.7
Deferred taxes	0.5
Noncurrent pension liability, included in Other liabilities	59.5
Accumulated other comprehensive income (loss)	(44.0)

For 2006, the Company’s weighted average expected long-term rate of return on assets was 7.15%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2005), which was in line with the expected long-term rate of return assumption for 2006.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2006	2005	Ranges

Equity securites	64%	64%	59-69%
Debt securities	29%	29%	24-34%
Real estate	6%	7%	1-11%
Other	1%		0-6%

Total	100%	100%

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

The Company expects to contribute $53.9 million to its defined benefit pension plans in 2007.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2007	$73.6
2008	74.1
2009	77.0
2010	78.6
2011	82.7
2012 - 2016	449.6

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $14.7 million, $14.5 million, and $25.9 million at December 31, 2006, 2005, and 2004, respectively.

The Company’s subsidiaries in Canada and The Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2006	2005

Obligations at beginning of year	$100.0	$87.4

Change in benefit obligations:
Service cost	1.9	1.9
Interest cost	4.2	4.6
Actuarial loss, including the effect of changing discount rates	(9.5)	9.3
Curtailments	(18.8)
Benefit payments	(3.0)	(2.5)
Foreign currency translation	2.1	(0.7)

Net change in benefit obligations	(23.1)	12.6

Obligations at end of year	$76.9	$100.0

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2006	2005

Post retirement benefit obligations	$76.9	$100.0
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(4.4)	(15.9)

Net amount recognized	$72.5	$84.1

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Current nonpension postretirement benefit, included with
Other accrued liabilities	$3.2	$—
Nonpension postretirement benefits	73.7	85.1
Accumulated other comprehensive income	(4.4)

Net amount recognized	$72.5	$85.1

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2006	2005

Service cost	$1.9	$1.9
Interest cost	4.2	4.6
Curtailment	(15.9)
Other	0.6

Amortization:
Loss	(1.0)	(0.2)

Net postretirement benefit cost	$(10.2)	$6.3

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.4% and 4.8% at December 31, 2006 and 2005, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 4.8% at December 31, 2006, 5.4% at December 31, 2005, and 6.0% at December 31, 2004.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2006	2005

Health care cost trend rate assumed for next year	8.68%	6.74%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.88%	4.81%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have no significant impact on total service and interest cost or on accumulated postretirement benefit obligations.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2007	$3.2
2008	3.3
2009	3.3
2010	3.5
2011	3.7
2012 - 2016	21.3

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.6 million in 2006, $5.7 million in 2005, and $5.7 million in 2004.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For other postretirement benefit plans, the fair value of plan assets is compared to the Accumulated Postretirement Benefit Obligation (“APBO”).   In the Company’s case, the required adjustments resulted in a non-cash charge to the Accumulated Other Comprehensive Income component of net parent investment.  The following table shows the impact on the balance sheet of applying FAS No. 158 at December 31, 2006 (dollars in millions):

Adjustments to apply FAS No. 158 Increase (decrease)

Current nonpension postretirement benefits, included in
Other accrued liabilities	$3.2
Deferred taxes	(1.8)
Nonpension postretirement benefits, included in Other liabilities	2.0
Accumulated other comprehensive income (loss)	(3.4)

15.  Other Revenue   Other revenue in 2006 includes a gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands.

Other revenue in 2005 includes $28.1 million (pretax and after tax) for the sale of the Company’s Corsico, Italy glass container facility.

Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

16.  Other Costs and Expenses Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $27.5 million ($25.6 million after tax) related to the closing of its Godfrey, Illinois machine parts manufacturing operation. See Note 17 for additional details.

Other costs and expenses for the year ended December 31, 2005 included the following:

•                  During the fourth quarter of 2005, the Company recorded a charge of $494.0 million to write down a portion of the goodwill in its Asia Pacific Glass business unit. See Note 22 for more information.

•                  Manufacturing costs for the second quarter of 2005 included a favorable adjustment for depreciation and amortization in connection with finalizing the fair values of the BSN Glasspack assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of approximately $6.5 million.

17.  Restructuring Accruals   In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility was closed by the end of the year. This closing is part of a broad initiative to reduce working capital and improve system costs.  As a result, the Company recorded a charge of $27.5 million ($25.6 million after tax) in the third quarter of 2006.

The closing of this facility will result in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $9.0 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Godfrey plant closing charges	$27.5
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(1.8)
Other	1.3

Remaining Godfrey plant closing accrual as of December 31, 2006	$8.2

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity in connection with the BSN Acquisition (see Note 21) and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005.  These actions were part of the European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These second quarter actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay a total of approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay a total of approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 70% of these payments were made by the end of 2006 and the Company expects that most of the balance will be paid by the end of 2007.

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2006 activity translated from Euros into dollars at the December 31, 2006 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	$38.1

18. Contingencies   Certain litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

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

Financial information regarding the Company’s geographic segments is as follows:

					Total
	North		Asia	South	Geographic
	America	Europe	Pacific	America	Segments

Net sales:
2006	$2,196.3	$2,865.9	$833.8	$796.4	$6,692.4
2005	1,986.6	2,840.0	844.7	685.1	6,356.4
2004	1,926.1	2,164.1	870.9	561.2	5,522.3

Segment Operating Profit:
2006	$199.3	$243.2	$102.4	$199.9	$744.8
2005	227.7	279.7	136.3	156.9	800.6
2004	253.5	244.1	142.1	124.0	763.7

Items excluded from Segment Operating Profit:
2006:
Mark to market effect of certain commodity futurescontracts	$(8.7)				$(8.7)
Charge for closing the Godfrey, Illinois plant	(27.5)				(27.5)
CEO and other transition charges		$(6.0)			(6.0)
Curtailment of postretirement benefits in The Netherlands		15.9			15.9
2005:
Gain on the sale of the Corsico, Italy glass container facility		28.1			28.1
Mark to market effect of certain commodity futures contracts	3.8				3.8
Goodwill impairment			$(494.0)		(494.0)
2004:
Gain on sale of certain real property		20.6			20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	4.9				4.9

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2005 – 10.2% and 2004 – 11.9%), France (2006 – 19.3% and 2005 – 15.4%) and Australia (2004 – 11.7%).

The Company’s net property, plant, and equipment by location are as follows:

	United
	States	Foreign	Total

2006	$668.4	$2,172.8	$2,841.2
2005	694.7	2,121.6	2,816.3
2004	648.4	2,502.8	3,151.2

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total

2006	$1,787.6	$4,904.8	$6,692.4
2005	1,621.1	4,735.3	6,356.4
2004	1,574.8	3,947.5	5,522.3

Reconciliations to consolidated totals are as follows:

	2006	2005	2004

Revenues:
Net sales	$6,692.4	$6,356.4	$5,522.3
Royalties and net technical assistance	17.6	16.4	20.9
Equity earnings	23.4	20.4	26.1
Interest	16.6	13.8	13.8
Other	28.9	53.2	70.8

Total	$6,778.9	$6,460.2	$5,653.9

Reconciliation of Segment Operating Profit to earnings before income taxes, minority share owners’ interests in earnings of subsidiaries:
Segment Operating Profit	$744.8	$800.6	$763.7
Items excluded from Segment Operating Profit	(26.3)	(462.1)	56.5
Interest expense	(401.6)	(408.2)	(404.3)
Interest income	16.6	13.8	13.8

Total	$333.5	$(55.9)	$429.7

20.  Additional Interest Charges from Early Extinguishment of Debt   During 2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2004, the Company recorded additional interest charges of $22.8 million ($14.9 million after tax) for note repurchase premiums and $7.1 million ($4.7 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.

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

Had the BSN Acquisition and the related financing occurred at the beginning of 2004, pro forma consolidated net sales and net earnings, and would have been as follows:

	Year ended December 31, 2004
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$5,522.3	$752.5		$6,274.8

Net earnings	$287.6	$17.6	$(6.4)	$298.8

The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million.  The 2004 earnings include estimated amortization related to the $48.1 million of intangible assets recorded for customer relationships.   At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004.

22.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows:

Balance as of January 1, 2004	$1,919.6
Translation effects	165.6
Goodwill acquired during the year	696.0
Other changes	18.4
Balance as of December 31, 2004	2,799.6
Write-down of goodwill	(494.0)
Translation effects	(160.9)
Other changes, principally adjustments to finalize acquisition purchase price	15.0
Balance as of December 31, 2005	2,159.7
Translation effects	133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(38.1)
Balance as of December 31, 2006	$2,255.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 12 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation, defined benefit pension plans and other postretirement plans, respectively, in 2006.

Ernst & Young LLP

Toledo, Ohio

March 1, 2007

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004

Revenues:
Net sales	$6,692.4	$6,356.4	$5,522.3
Other revenue	86.5	103.8	131.6

	6,778.9	6,460.2	5,653.9
Costs and expenses:
Manufacturing, shipping, and delivery	5,529.6	5,169.2	4,455.3
Research and development	16.4	15.3	15.2
Engineering	32.6	36.1	34.1
Selling and administrative	410.2	361.9	267.2
Net intercompany interest	(3.0)	28.7	0.6
Other interest expense	404.6	379.5	403.7
Other	55.0	525.4	48.1

	6,445.4	6,516.1	5,224.2

Earnings (loss) before items below	333.5	(55.9)	429.7

Provision for income taxes	138.8	130.6	109.1

Minority share owners’ interests in earnings of subsidiaries	43.7	35.9	33.0

Net earnings (loss)	$151.0	$(222.4)	$287.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.

Dollars in millions

December 31,	2006	2005

Assets
Current assets:
Cash, including time deposits of $124.5 ($104.0 in 2005)	$241.8	$243.9
Receivables including amount from related parties of $1.7 ($0.8 in 2005), less allowances of $29.1 ($25.7 in 2005) for losses and discounts	1,044.9	939.9
Inventories	993.3	889.2
Prepaid expenses	42.9	31.3

Total current assets	2,322.9	2,104.3

Other assets:
Equity investments	95.3	102.2
Repair parts inventories	135.9	162.7
Prepaid pension	31.7	17.1
Deposits, receivables, and other assets	449.4	397.2
Goodwill	2,255.2	2,159.7

Total other assets	2,967.5	2,838.9

Property, plant, and equipment:
Land, at cost	242.9	229.5
Buildings and equipment, at cost:
Buildings and building equipment	976.1	905.6
Factory machinery and equipment	4,346.5	4,070.2
Transportation, office, and miscellaneous equipment	100.4	98.2
Construction in progress	120.8	89.1

	5,786.7	5,392.6
Less accumulated depreciation	2,945.5	2,576.3

Net property, plant, and equipment	2,841.2	2,816.3

Total assets	$8,131.6	$7,759.5

Dollars in millions

December 31,	2006	2005

Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$412.8	$26.3
Accounts payable including amount to related parties of $23.8 ($2.2 in 2005)	883.3	765.6
Salaries and wages	139.8	141.1
U.S. and foreign income taxes	138.4	107.8
Other accrued liabilities	224.5	253.3
Long-term debt due within one year	24.4	252.0

Total current liabilities	1,823.2	1,546.1

External long-term debt	3,956.6	3,958.6

Deferred taxes	153.8	232.9

Other liabilities	708.1	741.3

Minority share owners’ interests	207.2	182.0

Net Parent investment:
Investment by and advances from Parent	1,287.2	1,313.9
Accumulated other comprehensive loss	(4.5)	(215.3)

Total net Parent investment	1,282.7	1,098.6

Total liabilities and net Parent investment	$8,131.6	$7,759.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004

Investment by and advances to Parent
Balance at beginning of year	$1,313.9	$2,020.6	$997.0
Net intercompany transactions	(177.7)	(484.3)	736.0
Net earnings	151.0	(222.4)	287.6

Balance at end of year	1,287.2	1,313.9	2,020.6

Accumulated other comprehensive loss
Balance at beginning of year	(215.3)	67.9	(198.3)
Foreign currency translation adjustments	284.9	(290.5)	294.8
Change in minimum pension liability, net of tax	22.6	(7.2)	(27.5)
Adjustment to initially apply FAS No. 158, net of tax	(47.4)
Change in fair value of certain derivative instruments, net of tax	(49.3)	14.5	(1.1)

Balance at end of year	(4.5)	(215.3)	67.9

Total net Parent investment	$1,282.7	$1,098.6	$2,088.5

Total comprehensive income (loss)
Net earnings (loss)	$151.0	$(222.4)	$287.6
Foreign currency translation adjustments	284.9	(290.5)	294.8
Change in minimum pension liability, net of tax	22.6	(7.2)	(27.5)
Change in fair value of certain derivative instruments, net of tax	(49.3)	14.5	(1.1)

Total comprehensive income (loss)	$409.2	$(505.6)	$553.8

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2006	2005	2004
Operating activities:
Net earnings (loss)	$151.0	$(222.4)	$287.6
Non-cash charges (credits):
Depreciation	426.5	431.3	384.0
Amortization of deferred costs	32.6	35.4	35.2
Deferred tax provision (credit)	25.4	(3.1)	11.4
Reverse non-U.S. deferred tax valuation allowance net of restructuring charges	(5.7)
Goodwill impairment		494.0
Curtailment of postretirement benefits in The Netherlands	(15.9)
Restructuring costs and writeoffs of certain assets	27.5
Gains on asset sales		(28.1)	(51.6)
Other	20.7	(6.4)	(70.0)
Change in non-current operating assets	(10.1)	(14.6)	12.9
Change in non-current liabilities	(52.1)	(58.7)	(10.1)
Change in components of working capital	(221.7)	80.9	181.6
Cash provided by operating activities	378.2	708.3	781.0
Investing activities:
Additions to property, plant and equipment	(271.5)	(366.2)	(407.6)
Acquisitions, net of cash acquired		(11.6)	(630.3)
Collections on accounts receivable arising from consolidation of receivables securitization program	127.3	50.7
Net cash proceeds from divestitures and other	13.6	205.7	257.8
Cash utilized in investing activities	(130.6)	(121.4)	(780.1)
Financing activities:
Additions to long-term debt	1,206.5	537.5	2,114.6
Repayments of long-term debt	(1,341.7)	(617.1)	(2,611.1)
Increase (decrease) in short-term loans	158.9	11.5	(23.2)
Net change in intercompany debt	(266.9)	(414.2)	675.8
Net payments for hedging activity	(6.8)	(98.0)	(25.9)
Payment of finance fees	(12.3)	(1.0)	(34.4)
Cash provided by (utilized in) financing activities	(262.3)	(581.3)	95.8
Effect of exchange rate fluctuations on cash	12.6	(13.3)	4.3
Increase (decrease) in cash	(2.1)	(7.7)	101.0
Cash at beginning of year	243.9	251.6	150.6
Cash at end of year	$241.8	$243.9	$251.6

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions

1.   Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Brockway Glass Container, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

Certain amounts included in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 have been reclassified to conform to the 2006 presentation.  These amounts, which relate to receipts from customers in payment of the accounts receivable in the European accounts receivable securitization program at the date of its consolidation, have been reclassified from operating activities to investing activities.  See Note 5 for additional information.  While this reclassification had no effect on total cash flows, cash provided by operations and cash utilized in investing activities both decreased by $50.7 million.  Net earnings and net parent investment were not affected by this reclassification.

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

Derivative Instruments   The Company uses currency swaps, interest rate swaps, options, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  Whenever possible, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. In accordance with FAS No. 104, cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 8 for additional information related to derivative instruments.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and molding machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements”.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS No. 159”), “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation   The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

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

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors vest on the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.

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

Accounting

Prior to January 1, 2006, OI Inc. accounted for these equity compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No.25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123).  As such, compensation cost for stock options was not recognized in the Consolidated Results of Operations since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Prior to January 1, 2006, compensation cost was recognized for restricted shares and restricted share units.  Effective January 1, 2006, OI Inc. adopted the fair value recognition provisions of FAS No. 123 (R), “Share-Based Payment” (FAS No. 123R), using the modified-prospective method.  Under this method, compensation cost recognized after January 1, 2006 includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No.123, and (2) compensation cost for share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R.

As discussed in Note 11, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.   Changes in Components of Working Capital Related to Operations   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows (the 2005 receivables amount has been adjusted to conform to the 2006 presentation in relation to the European accounts receivable securitization program):

	2006	2005	2004
Decrease (increase) in current assets:
Receivables	$(173.9)	$(68.9)	$75.7
Inventories	(36.8)	58.1	83.8
Prepaid expenses	2.4	(4.7)	32.4
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(28.1)	32.4	36.1
Salaries and wages	(13.8)	(2.8)	(0.9)
U.S. and foreign income taxes	28.5	66.8	(45.5)
	$(221.7)	$80.9	$181.6

3.   Inventories   Major classes of inventory are as follows:

	2006	2005
Finished goods	$825.0	$748.5
Work in process	7.7	3.5
Raw materials	93.8	74.9
Operating supplies	66.8	62.3
	$993.3	$889.2

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $20.8 million and $20.9 million, at December 31, 2006 and 2005, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2006 and 2005 were approximately $859.3 million and $775.6 million, respectively.

4.   Equity Investments   Summarized information pertaining to the Company’s equity associates follows:

	2006	2005
At end of year:
Equity in undistributed earnings:
Foreign	$20.3	$19.5
Domestic	15.9	17.6
Total	$36.2	$37.1

	2006	2005	2004
For the year:
Equity in earnings:
Foreign	$2.1	$6.8	$15.2
Domestic	21.4	13.6	10.9
Total	$23.5	$20.4	$26.1
Dividends received	$43.5	$11.0	$12.8

5.   External Long-Term Debt   The following table summarizes the external long-term debt of the Company at December 31, 2006 and 2005:

	2006	2005
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$45.2	$—
Term Loans:
Term Loan A (292.5 million AUD)	231.5
Term Loan B	195.5
Term Loan C (134.6 million CAD)	115.9
Term Loan D (€195.5 million)	257.4
Third Amended and Restated Secured Credit Agreement:
Term Loans
A1 Term Loan		223.9
B1 Term Loan		220.8
C1 Term Loan		185.6
C2 Term Loan		54.9
Accounts receivable securitization (included in short-term loans at Dec. 31, 2006):
European program		231.8
Asia Pacific program		80.6
Senior Secured Notes:
8.875%, due 2009	850.0	1,000.0
7.75%, due 2011	450.0	450.0
8.75%, due 2012	625.0	625.0
Senior Notes:
8.25%, due 2013	440.8	436.6
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	296.2	267.0
Senior Subordinated Notes:
9.25%, due 2009		0.5
Other	73.5	33.9
	3,981.0	4,210.6
Less amounts due within one year	24.4	252.0
External long-term debt	$3,956.6	$3,958.6

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  Proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement. At December 31, 2006, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan each of which have a final maturity date of June 14, 2013. The Agreement also permits the Company, at its option, to refinance certain of its outstanding notes and debentures prior to their scheduled maturity. The Company recorded $10.2 million of additional interest charges for the write-off of unamortized finance fees related to the early repayment of the previous credit agreement.

At December 31, 2006 the Company’s subsidiary borrowers had unused credit of $765.6 million available under the Agreement.

The interest rate on borrowings under the Revolving Credit Facility is, at the Company’s option, the Base Rate or the Adjusted Eurodollar rate.  The interest rate on borrowings under the Revolving Credit Facility also includes a margin linked to the Company’s Consolidated Leverage Ratio, as defined in the Agreement.  The margin is limited to ranges of 1.125% to 2.0% for Eurodollar loans and 0.125% to 1.0% for Base Rate loans.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2006 was 6.52%. While no compensating balances are required by the Agreement, the Borrowers must pay a facility fee on the Revolving Credit Facility commitments ranging from 0.20% to 0.50%.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.4 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

The Agreement contains covenants and provisions that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into contingent obligations, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted, engage in certain transactions with affiliates and otherwise restrict certain corporate activities.  In addition, the Agreement contains financial covenants that require the Company to maintain specified financial ratios and meet specified tests based upon financial statements of the Company and its subsidiaries on a consolidated basis, including minimum interest coverage ratios, maximum leverage ratios and specified capital expenditure tests.

During July of 2006, a subsidiary of the Company used borrowings under the Agreement to repurchase $150.0 million principal amount of the 8.875% Senior Secured Notes due 2009.  During the third quarter, the Company recorded $7.3 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

During the fourth quarter of 2005, the Company expanded the capacity of its European accounts receivable securitization program from €200 million to €320 million to include operations in Italy and the United Kingdom. The accounts receivable securitization program provides lower costs of financing than traditional bank debt. The terms of this expansion resulted in changing from off-balance sheet to on-balance sheet accounting for the program by consolidating both the accounts receivable in the program and the secured indebtedness of the same amount. Cash inflows related to receipts from customers in payment of the accounts receivable consolidated at December 13, 2005 have been classified as investing cash inflows in the accompanying Consolidated Statement of Cash Flows.

During October of 2006, the Company entered into a new €300 million European accounts receivable securitization program.  The new program replaces the previous European program, described in the preceding paragraph, which was set to terminate in October 2006.

At December 31, 2006, the European program had a balance of $195.0 million, and the Asia Pacific program had a balance of $84.4 million recorded in short term loans.  The interest rate on the accounts receivable securitization program is a local short term variable rate plus a margin over the variable rate of

0.70% for the European program and 0.85% for the Asia Pacific program.  The weighted average interest rate on borrowings under the European program was 4.81% at December 31, 2006.  The weighted average interest rate on borrowings under the Asia Pacific program was 7.43% at December 31, 2006.  These programs have maturity dates ranging from January of 2008 through October of 2011.

Annual maturities for all of the Company’s long-term debt through 2011 are as follows: 2007, $24.4 million; 2008, $9.1 million; 2009, $883.0 million; 2010, $53.7 million; and 2011, $620.1 million.

Interest paid in cash, including note repurchase premiums, aggregated $380.0 million for 2006, $365.2 million for 2005, and $434.7 million for 2004.

Fair values at December 31, 2006, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value	Hedge Value
	(millions of	Market	(millions of	(millions of
	dollars)	Price	dollars)	dollars)
Senior Secured Notes:
8.875%, due 2009	$850.0	102.52	$871.4
7.75%, due 2011	450.0	103.50	465.8
8.75%, due 2012	625.0	106.25	664.1
Senior Notes:
8.25%, due 2013	450.0	103.25	464.6	$440.8
6.75%, due 2014	400.0	97.75	391.0
6.75%, due 2014 (€225 million)	296.2	99.75	295.5

6.   Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $75.7 million in 2006, $66.5 million in 2005, and $66.3 million in 2004.  Minimum future rentals under operating leases are as follows:  2007, $42.2 million; 2008, $30.3 million; 2009, $22.9 million; 2010, $16.9 million; and 2011, $7.4 million; and 2012 and thereafter, $8.2 million.

7.   Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(1.0) million in 2006, $2.8 million in 2005, and $(1.4) million in 2004.

8.   Derivative Instruments   At December 31, 2006, the Company had the following derivative instruments related to its various hedging programs:

Hedges of Debt

Certain of the Company’s subsidiaries have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans.  For the year ended December 31, 2006, the amount not offset was not material.

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

The following selected information relates to fair value swaps at December 31, 2006 (based on a projected U.S. LIBOR rate of 5.1515% based on rates at December 31, 2006):

		Average		Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(1.8)
Senior Notes due 2008	250.0	7.35%	3.5%	(4.3)
Senior Debentures due 2010	250.0	7.50%	3.2%	(5.8)

Notes issued by OBGC:
Senior Notes due 2013	250.0	8.25%	3.7%	(9.4)
Total	$1,050.0			$(21.3)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2006, the Company had entered into commodity futures contracts for approximately 57% (approximately 13,450,000 MM BTUs) for the full year of 2007 and approximately 9% (approximately 2,160,000 MM BTUs) for the full year of 2008.

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

The above futures contracts are accounted for as cash flow hedges at December 31, 2006.

At December 31, 2006, an unrecognized loss of $32.8 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2006 was not material.

Other Hedges

The Company’s subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future.  These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency.   Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies.  The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

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

9.   Accumulated Other Comprehensive Income (Loss)   The components of comprehensive income (loss) are: (a) net earnings (loss); (b) change in fair value of certain derivative instruments; (c) adjustment of minimum pension liabilities; (d) adjustment to adopt FAS No. 158; and, (e) foreign currency translation adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability (net of tax)	Change in Certain Derivative Instruments (net of tax)	Adjustment to initially apply FAS No. 158 (net of tax)	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2004	$(110.0)	$21.5	$(110.8)	$1.0	$—	$(198.3)

2004 Change	303.5	(8.7)	(44.6)	(1.6)		248.6
Translation effect			9.0			9.0
Tax effect			8.1	0.5		8.6
Balance on Dec. 31, 2004	193.5	12.8	(138.3)	(0.1)	—	67.9

2005 Change	(290.5)		7.5	5.3		(277.7)
Translation effect			(14.8)			(14.8)
Tax effect			0.1	9.2		9.3
Balance on Dec. 31, 2005	(97.0)	12.8	(145.5)	14.4	—	(215.3)

2006 Change	284.9		55.0	(49.3)	(71.0)	219.6
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		23.6	8.8
Balance on Dec. 31, 2006	$187.9	$12.8	$(122.9)	$(34.9)	$(47.4)	$(4.5)

10.   Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Tax loss carryovers	$289.5	$259.2
Capital loss carryovers	34.4	30.3
Accrued postretirement benefits	23.4	19.8
Other, principally accrued liabilities	239.0	212.7
Total deferred tax assets	586.3	522.0

Deferred tax liabilities:
Property, plant and equipment	242.9	204.2
Inventory	21.8	27.6
Other	64.7	75.6
Total deferred tax liabilities	329.4	307.4
Valuation allowance	(264.9)	(349.7)
Net deferred tax liabilities	$(8.0)	$(135.1)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005
Prepaid expenses	$15.7	$3.7
Deposits, receivables, and other assets	130.1	94.1
Deferred taxes	(153.8)	(232.9)
Net deferred tax liabilities	$(8.0)	$(135.1)

The provision for income taxes consists of the following:

	2006	2005	2004
Current:
U.S. Federal	$—	$—	$—
State	0.3	0.3	0.2
Foreign	113.1	133.4	97.5
	113.4	133.7	97.7
Deferred:
U.S. Federal	12.9	1.7	18.5
State	(3.6)	8.0	13.1
Foreign	16.1	(12.8)	(20.2)
	25.4	(3.1)	11.4
Total:
U.S. Federal	12.9	1.7	18.5
State	(3.3)	8.3	13.3
Foreign	129.2	120.6	77.3
	$138.8	$130.6	$109.1

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2006	2005	2004
Domestic	$(119.1)	$(20.7)	$25.3
Foreign	452.6	(35.2)	404.4
	$333.5	$(55.9)	$429.7

Income taxes paid (received) in cash were as follows:

	2006	2005	2004
Domestic	$(0.4)	$—	$0.2
Foreign	126.8	112.9	95.8
	$126.4	$112.9	$96.0

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2006	2005	2004
Tax provision (benefit) on pretax earnings (loss) at statutory U.S. Federal tax rate	$116.7	$(19.6)	$150.4
Increase (decrease) in provision for income taxes due to:
Valuation allowance - U.S.	46.5	7.0
Reversal of non-U.S. tax valuation allowance	(34.7)
Restructuring charges	21.2
Goodwill impairment		172.9
State taxes, net of federal benefit	(0.3)	2.5	13.6
Rate differences on non-U.S. earnings	(10.7)	(22.5)	(24.6)
Australian tax consolidation		(2.8)	(33.1)
Adjustment for non-U.S. tax law changes	(1.6)	(7.1)
Other items	1.7	0.2	2.8
Provision for income taxes	$138.8	$130.6	$109.1

The Company is included in OI Inc.’s consolidated tax returns.  OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2006, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,747.4 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

11.   Related Party Transactions   Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans.  A substantial number of the options, restricted shares and restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs., including stock-based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2006	2005	2004

Revenues:
Sales to affiliated companies	$0.5	$0.7	$4.7

Expenses:
Administrative services	25.5	19.9	15.6
Corporate management fee	27.1	23.4	18.0
Total expenses	$52.6	$43.3	$33.6

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2006	2005	2004

Cost of sales	$22.6	$17.7	$13.7
Selling, general, and adminstrative expenses	30.0	25.6	19.9
Total expenses	$52.6	$43.3	$33.6

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (8.9% at December 31, 2006) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $7.7 million in 2006, $21.5 million in 2005, and $20.8 million in 2004.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $5.5 million in 2006, $5.2 million in 2005, and $4.9 million in 2004.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2006	2005

Obligations at beginning of year	$1,447.7	$1,417.3

Change in benefit obligations:
Service cost	28.1	23.0
Interest cost	69.1	68.4
Actuarial (gain) loss, including the effect of change in discount rates	(73.8)	118.7
Participant contributions	10.0	9.4
Benefit payments	(70.7)	(65.4)
Plan amendments	(7.2)
Foreign currency translation	137.2	(123.7)
Other	4.0

Net increase in benefit obligations	96.7	30.4

Obligations at end of year	$1,544.4	$1,447.7

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2006	2005

Fair value at beginning of year	$1,068.6	$1,008.5

Change in fair value:
Actual gain on plan assets	77.0	162.1
Benefit payments	(70.7)	(65.4)
Employer contributions	65.8	39.4
Participant contributions	10.0	9.4
Foreign currency translation	102.6	(85.4)

Net increase in fair value of assets	184.7	60.1

Fair value at end of year	$1,253.3	$1,068.6

The funded status of the International Pension Plans at year end was as follows:

	2006	2005

Plan assets at fair value	$1,253.3	$1,068.6
Projected benefit obligations	1,544.4	1,447.7

Plan assets less than projected benefit obligations	(291.1)	(379.1)

Items not yet recognized in pension expense:
Actuarial loss	244.2	282.5
Prior service cost	(9.2)	14.0

	235.0	296.5

Net amount recognized	$(56.1)	$(82.6)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Prepaid pension	$31.7	$17.1
Current pension liability, included with Other accrued liabilities	(7.7)
Noncurrent pension liability, included with Pension benefits	(315.1)	(163.2)
Additional minimum pension liability, included with Other liabilities		(143.7)
Intangible asset, included with Deposits and other assets		9.4
Accumulated other comprehensive income	235.0	197.8

Net amount recognized	$(56.1)	$(82.6)

The accumulated benefit obligation for all defined benefit pension plans was $1,393.2 million and $1,288.3 million at December 31, 2006 and 2005, respectively.

The components of the International Pension Plans’ net pension expense were as follows:

	2006	2005	2004

Service cost	$28.1	$23.0	$20.3
Interest cost	69.1	68.4	57.0
Expected asset return	(81.5)	(75.0)	(62.5)

Amortization:
Prior service cost	0.2	0.7	1.6
Loss	15.8	9.7	7.9

Net amortization	16.0	10.4	9.5

Net expense	$31.7	$26.8	$24.3

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2007:

Amortization:
Loss	$11.1
Prior service cost	(0.1)

Net amortization	$11.0

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2006	2005

Projected benefit obligations	$1,065.4	$1,353.2
Fair value of plan assets	742.6	961.2

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2006	2005

Accumulated benefit obligations	$1,065.4	$876.3
Fair value of plan assets	962.7	621.5

The weighted average assumptions used to determine benefit obligations were as follows:

	2006	2005

Discount rate	4.92%	4.57%
Rate of compensation increase	3.34%	3.78%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2006	2005	2004

Discount rate	4.57%	5.15%	5.68%
Rate of compensation increase	3.78%	3.41%	3.86%
Expected long-term rate of return on assets	7.15%	7.15%	7.35%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in the United Kingdom from the minimum liabilities recorded in 2002, 2003, 2004 and 2005.  Pursuant to this requirement, the Company decreased the minimum pension liability by $38.5 million and decreased accumulated other comprehensive loss by $38.5 million.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in Canada from the minimum liabilities recorded in 2002, 2003 and 2004.  Pursuant to this requirement, the Company decreased the minimum pension liability by $9.7 million and decreased accumulated other comprehensive loss by $9.7 million.

As of December 31, 2006, the Company adjusted the minimum pension liability for the pension plan in Germany from the minimum liabilities recorded in 2005.  Pursuant to this requirement, the Company decreased the minimum pension liability by $6.8 million and decreased accumulated other comprehensive loss by $6.8 million.

The Company adopted the provisions of Financial Accounting Standards No. 158 (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.   FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For pension plans, the fair value of plan assets is compared to the Projected Benefit Obligation (“PBO”).  In the Company’s case, the required adjustments resulted in a non-cash charge to the Accumulated Other Comprehensive Income component of net parent investment.

The following table shows the impact on the balance sheet of applying FAS No. 158 at December 31, 2006 (dollars in millions):

Adjustments to apply FAS No. 158
Increase (decrease)

Prepaid pension	$10.3
Intangible asset, included in Deposits, receivables, and other assets	(9.0)
Deferred tax asset, included in Deposits, receivables, and other assets	22.4
Current pension liability, included in Other accrued liabilities	7.7
Deferred taxes	0.5
Noncurrent pension liability, included in Other liabilities	59.5
Accumulated other comprehensive income (loss)	(44.0)

For 2006, the Company’s weighted average expected long-term rate of return on assets was 7.15%.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2005), which was in line with the expected long-term rate of return assumption for 2006.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2006	2005	Ranges

Equity securites	64%	64%	59-69%
Debt securities	29%	29%	24-34%
Real estate	6%	7%	1-11%
Other	1%		0-6%

Total	100%	100%

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

The Company expects to contribute $53.9 million to its defined benefit pension plans in 2007.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2007	$73.6
2008	74.1
2009	77.0
2010	78.6
2011	82.7
2012 - 2016	449.6

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $14.7 million, $14.5 million, and $25.9 million at December 31, 2006, 2005, and 2004, respectively.

The Company’s subsidiaries in Canada and The Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2006	2005

Obligations at beginning of year	$100.0	$87.4

Change in benefit obligations:
Service cost	1.9	1.9
Interest cost	4.2	4.6
Actuarial loss, including the effect of changing discount rates	(9.5)	9.3
Curtailments	(18.8)
Benefit payments	(3.0)	(2.5)
Foreign currency translation	2.1	(0.7)

Net change in benefit obligations	(23.1)	12.6

Obligations at end of year	$76.9	$100.0

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2006	2005

Post retirement benefit obligation	$76.9	$100.0
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(4.4)	(15.9)

Net amount recognized	$72.5	$84.1

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Current nonpension postretirement benefit, included with Other accrued liabilities	$3.2	$—
Nonpension postretirement benefits	73.7	85.1
Accumulated other comprehensive income	(4.4)

Net amount recognized	$72.5	$85.1

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2006	2005

Service cost	$1.9	$1.9
Interest cost	4.2	4.6
Curtailment	(15.9)
Other	0.6

Amortization:
Loss	(1.0)	(0.2)

Net postretirement benefit cost	$(10.2)	$6.3

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.4% and 4.8% at December 31, 2006 and 2005, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 4.8% at December 31, 2006, 5.4% at December 31, 2005, and 6.0% at December 31, 2004.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2006	2005

Health care cost trend rate assumed for next year	8.68%	6.74%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.88%	4.81%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have no significant impact on total service and interest cost or on accumulated postretirement benefit obligations.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2007	$3.2
2008	3.3
2009	3.3
2010	3.5
2011	3.7
2012 - 2016	21.3

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multiemployer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6.6 million in 2006, $5.7 million in 2005, and $5.7 million in 2004.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date.  For other postretirement benefit plans, the fair value of plan assets is compared to the Accumulated Postretirement Benefit Obligation (“APBO”).   In the Company’s case, the required adjustments resulted in a non-cash charge to the Accumulated Other Comprehensive Income component of net parent investment.  The following table shows the impact on the balance sheet of applying FAS No. 158 at December 31, 2006 (dollars in millions):

Adjustments to apply FAS No. 158
Increase (decrease)

Current nonpension postretirement benefits, included in Other accrued liabilities	$3.2
Deferred taxes	(1.8)
Nonpension postretirement benefits, included in Other liabilities	2.0
Accumulated other comprehensive income (loss)	(3.4)

14.  Other Revenue   Other revenue in 2006 includes a gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands.

Other revenue in 2005 includes $28.1 million (pretax and after tax) for the sale of the Company’s Corsico, Italy glass container facility.

Other revenue in 2004 includes a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property and a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

15.  Other Costs and Expenses Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $27.5 million ($25.6 million after tax) related to the closing of its Godfrey, Illinois machine parts manufacturing operation. See Note 16 for additional details.

Other costs and expenses for the year ended December 31, 2005 included the following:

•                  During the fourth quarter of 2005, the Company recorded a charge of $494.0 million to write down a portion of the goodwill in its Asia Pacific Glass business unit. See Note 21 for more information.

•                  Manufacturing costs for the second quarter of 2005 included a favorable adjustment for depreciation and amortization in connection with finalizing the fair values of the BSN Glasspack assets acquired in June 2004.  The difference between the estimated amounts recorded in 2004 and the final amounts related to 2004 accounted for a benefit of approximately $6.5 million.

16.  Restructuring Accruals   In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility was closed by the end of the year. This closing is part of a broad initiative to reduce working capital and improve system costs.  As a result, the Company recorded a charge of $27.5 million ($25.6 million after tax) in the third quarter of 2006.

The closing of this facility will result in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $9.0 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Godfrey plant closing charges	$27.5
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(1.8)
Other	1.3

Remaining Godfrey plant closing accrual as of December 31, 2006	$8.2

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity in connection with the BSN Acquisition (see Note 20) and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005.  These actions were part of the European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These second quarter actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company expects to reduce fixed cash costs by approximately €35 million per year by closing the Düsseldorf factory, shutting down the furnace at Reims and moving most of the production to other locations.  The Company anticipates that it will pay a total of approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay a total of approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 70% of these payments were made by the end of 2006 and the Company expects that most of the balance will be paid by the end of 2007.

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2006 activity translated from Euros into dollars at the December 31, 2006 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	$38.1

17. Contingencies   Certain litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

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

Financial information regarding the Company’s geographic segments is as follows:

					Total
	North		Asia	South	Geographic
	America	Europe	Pacific	America	Segments

Net sales:
2006	$2,196.3	$2,865.9	$833.8	$796.4	$6,692.4
2005	1,986.6	2,840.0	844.7	685.1	6,356.4
2004	1,926.1	2,164.1	870.9	561.2	5,522.3

Segment Operating Profit:
2006	$199.3	$243.2	$102.4	$199.9	$744.8
2005	227.7	279.7	136.3	156.9	800.6
2004	253.5	244.1	142.1	124.0	763.7

Items excluded from Segment Operating Profit:
2006:
Mark to market effect of certain commodity futures contracts	$(8.7)				$(8.7)
Charge for closing the Godfrey, Illinois plant	(27.5)				(27.5)
CEO and other transition charges		$(6.0)			(6.0)
Curtailment of postretirement benefits in The Netherlands		15.9			15.9
2005:
Gain on the sale of the Corsico, Italy glass container facility		28.1			28.1
Mark to market effect of certain commodity futures contracts	3.8				3.8
Goodwill impairment			$(494.0)		(494.0)
2004:
Gain on sale of certain real property		20.6			20.6
Italian Specialty Glass gain		31.0			31.0
Mark to market effect of certain commodity futures contracts	4.9				4.9

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2005 — 10.2% and 2004 — 11.9%), France (2006 — 19.3% and 2005 — 15.4%) and Australia (2004 — 11.7%).

The Company’s net property, plant, and equipment by location are as follows:

	United
	States	Foreign	Total

2006	$668.4	$2,172.8	$2,841.2
2005	694.7	2,121.6	2,816.3
2004	648.4	2,502.8	3,151.2

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total

2006	$1,787.6	$4,904.8	$6,692.4
2005	1,621.1	4,735.3	6,356.4
2004	1,574.8	3,947.5	5,522.3

Reconciliations to consolidated totals are as follows:

	2006	2005	2004

Revenues:
Net sales	$6,692.4	$6,356.4	$5,522.3
Royalties and net technical assistance	17.6	16.4	20.9
Equity earnings	23.4	20.4	26.1
Interest	16.6	13.8	13.8
Other	28.9	53.2	70.8
Total	$6,778.9	$6,460.2	$5,653.9

Reconciliation of Segment Operating Profit to earnings before income taxes, minority share owners’ interests in earnings of subsidiaries:
Segment Operating Profit	$744.8	$800.6	$763.7
Items excluded from Segment Operating Profit	(26.3)	(462.1)	56.5
Interest expense	(401.6)	(408.2)	(404.3)
Interest income	16.6	13.8	13.8
Total	$333.5	$(55.9)	$429.7

19.  Additional Interest Charges from Early Extinguishment of Debt      During 2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  During 2005, the Company recorded additional interest charges of $1.4 million ($1.0 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.  During 2004, the Company recorded additional interest charges of $22.8 million ($14.9 million after tax) for note repurchase premiums and $7.1 million ($4.7 million after tax) for the write-off of unamortized finance fees related to the reduction of available credit under the Company’s bank credit agreement.

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

Had the BSN Acquisition and the related financing occurred at the beginning of 2004, pro forma consolidated net sales and net earnings, and would have been as follows:

	Year ended December 31, 2004
	As	BSN	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$5,522.3	$752.5		$6,274.8

Net earnings	$287.6	$17.6	$(6.4)	$298.8

The 2004 earnings included the step-up effect of the finished goods inventory acquired in the Acquisition that reduced gross profit by approximately $31.1 million.  The 2004 earnings include estimated amortization related to the $48.1 million of intangible assets recorded for customer relationships.   At average exchange rates for each respective year, the pro forma amortization of the intangible asset was $4.0 million (net of tax) for 2004.

21.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows:

Balance as of January 1, 2004	$1,919.6

Translation effects	165.6

Goodwill acquired during the year	696.0
Other changes	18.4
Balance as of December 31, 2004	2,799.6

Write-down of goodwill	(494.0)
Translation effects	(160.9)
Other changes, principally adjustments to finalize acquisition purchase price	15.0
Balance as of December 31, 2005	2,159.7
Translation effects	133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(38.1)
Balance as of December 31, 2006	$2,255.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
OI Plastic Products FTS Inc.

We have audited the accompanying consolidated balance sheets of OI Plastic Products FTS Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OI Plastic Products FTS Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

Ernst & Young LLP

Toledo, Ohio
March 1, 2007

CONSOLIDATED RESULTS OF OPERATIONS    OI Plastic Products FTS Inc.

Dollars in millions
Years ended December 31,	2006	2005	2004

Revenues:
Net sales	$730.0	$723.1	$631.5
Other revenue	2.3	1.9	0.2
	732.3	725.0	631.7
Costs and expenses:
Manufacturing, shipping, and delivery	565.6	562.5	478.7
Research and development	14.7	14.0	10.8
Selling and administrative	35.5	31.9	34.5
Net intercompany interest	(65.8)	(47.2)	10.2
Other interest expense	—	0.8	0.8
Other	(3.1)	0.3	1.9
	546.9	562.3	536.9

Earnings from continuing operations before items below	185.4	162.7	94.8
Provision for income taxes	65.0	56.8	33.6

Earnings from continuing operations	120.4	105.9	61.2
Net earnings of discontinued operations		1.2	66.4
Net earnings	$120.4	$107.1	$127.6

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   OI Plastic Products FTS Inc.

Dollars in millions
December 31,	2006	2005

Assets
Current assets:
Cash	$4.2	$1.5
Receivables including $0.5 ($0.5 in 2005) from related parties, less allowances of $23.3 ($21.8 in 2005) for losses and discounts	51.9	57.7
Inventories	44.1	49.9
Prepaid expenses	14.7	15.6
Total current assets	114.9	124.7

Other assets:
Equity investments	12.4	11.6
Repair parts inventories	7.1	7.6
Deposits, receivables, and other assets	8.0	10.5
Goodwill	209.5	209.5
Total other assets	237.0	239.2

Property, plant, and equipment:
Land, at cost	5.7	5.8
Buildings and equipment, at cost:
Buildings and building equipment	84.7	86.1
Factory machinery and equipment	559.8	539.7
Transportation, office, and miscellaneous equipment	4.2	6.4
Construction in progress	23.0	20.8
	677.4	658.8
Less accumulated depreciation	371.8	347.4
Net property, plant, and equipment	305.6	311.4
Total assets	$657.5	$675.3

Dollars in millions
December 31,	2006	2005

Liabilities and Net Parent Investment
Current liabilities:
Accounts payable including $15.9 ($9.6 in 2005) to related parties	$63.5	$54.4
Salaries and wages	8.0	9.8
Other accrued liabilities	11.9	24.1
Total current liabilities	83.4	88.3

External long-term debt	0.2	0.3

Deferred taxes	46.6	50.0

Other liabilities	0.3	0.5

Net Parent investment
Investment by and advances from Parent	547.0	556.8
Accumulated other comprehensive loss	(20.0)	(20.6)
Total net Parent investment	527.0	536.2
Total liabilities and net Parent investment	$657.5	$675.3

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   OI Plastic Products FTS Inc.

Dollars in millions
Years ended December 31,	2006	2005	2004

Investment by and advances to Parent
Balance at beginning of year	$556.8	$527.8	$1,658.0
Net intercompany transactions	(130.2)	(78.1)	(1,257.8)
Net earnings	120.4	107.1	127.6
Balance at end of year	547.0	556.8	527.8

Accumulated other comprehensive loss
Balance at beginning of year	(20.6)	(22.2)	(44.9)
Foreign currency translation adjustments	0.6	1.6	22.7
Balance at end of year	(20.0)	(20.6)	(22.2)
Total net Parent investment	$527.0	$536.2	$505.6
Total comprehensive income
Net earnings	$120.4	$107.1	$127.6
Foreign currency translation adjustments	0.6	1.6	22.7
Total comprehensive income	$121.0	$108.7	$150.3

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   OI Plastic Products FTS Inc.

Dollars in millions
Years ended December 31,	2006	2005	2004

Operating activities:
Net earnings	$120.4	$107.1	$127.6
Net earnings of discontinued operations		(1.2)	(66.4)
Non-cash charges (credits):
Depreciation	39.0	44.1	54.4
Amortization of deferred costs	3.5	3.9	3.5
Loss on sale of certain closures assets
Deferred tax provision	(3.1)	7.1	31.5
Other	2.5	(7.1)	0.1
Change in non-current operating assets	(0.8)	(0.7)	(4.7)
Change in components of working capital	5.0	6.7	25.5
Cash provided by continuing operating activities	166.5	159.9	171.5
Cash provided by discontinued operating activities			51.2
Cash provided by total operating activities	166.5	159.9	222.7
Investing activities:
Additions to property, plant and equipment - continuing	(34.5)	(31.1)	(30.7)
Additions to property, plant and equipment - discontinued			(25.0)
Net cash proceeds from divestitures and other	1.5	(38.7)	1,172.3
Cash provided by (utilized in) investing activities	(33.0)	(69.8)	1,116.6
Financing activities:
Net change in intercompany debt	(130.7)	(78.9)	(1,357.6)
Repayments of long-term debt	(0.2)	(10.8)	(0.3)
Additions to long-term debt		0.1	10.5
Cash utilized in financing activities	(130.9)	(89.6)	(1,347.4)
Effect of exchange rate fluctuations on cash	0.1		(0.7)
Increase (decrease) in cash	2.7	0.5	(8.8)
Cash at beginning of year	1.5	1.0	9.8
Cash at end of year	$4.2	$1.5	$1.0

See accompanying Notes to Consolidated Financial Statements.

OI Plastic Products FTS Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of OI Plastic Products FTS Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the divested blow-molded plastic container business which was sold in 2004 have been presented as a discontinued operation.

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

Nature of Operations   The Company is a manufacturer of plastics packaging products. The Company’s principal product lines include healthcare containers, closures and prescription containers. The Company’s principal operations are in North America, however, the Company does have minor operations in Puerto Rico and Brazil.  Major markets include the United States healthcare market.  One customer accounted for 12.6%, 10.4% and 15.7% of the Company’s sales in 2006, 2005 and 2004, respectively.

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

Property, Plant, and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements”.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007. Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS No. 159”), “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation  The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

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

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors vest on the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.

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

Accounting

Prior to January 1, 2006, OI Inc. accounted for these equity compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No.25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123).  As such, compensation cost for stock options was not recognized in the Consolidated Results of Operations since all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.  Prior to January 1, 2006, compensation cost was recognized for restricted shares and restricted share units.  Effective January 1, 2006, OI Inc. adopted the fair value recognition provisions of FAS No. 123 (R), “Share-Based Payment” (FAS No. 123R), using the modified-prospective method.  Under this method, compensation cost recognized after January 1, 2006 includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No.123, and (2) compensation cost for share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123R.

As discussed in Note 9, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.  Changes in Components of Working Capital Related to Operations   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2006	2005	2004
Decrease (increase) in current assets:
Receivables	$5.9	$(7.9)	$2.9
Inventories	4.8	14.9	22.7
Prepaid expenses	0.5	0.3	(2.8)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(4.3)	2.1	(98.0)
Salaries and wages	(1.8)	1.4	64.2
U.S. and foreign income taxes	(0.1)	(4.1)	(3.7)
	$5.0	$6.7	$(14.7)
Continuing operations	$5.0	$6.7	$25.5
Discontinued operations			(40.2)
	$5.0	$6.7	$(14.7)

3.  Inventories   Major classes of inventory are as follows:

	2006	2005
Finished goods	$31.6	$30.5
Raw materials	10.8	16.1
Operating supplies	1.7	3.3
	$44.1	$49.9

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $12.3 million and $17.9 million at December 31, 2006 and 2005, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2006 and 2005 were approximately $2.2 million and $4.0 million, respectively.

4.  Supplemental Cash Flow Information  Interest paid in cash aggregated $0.1 million for 2006, $0.7 million for 2005, and $0.3 million for 2004.

5.  Guarantees of Debt   Under the Secured Credit Agreement, the Company has guaranteed certain debt of OI Group’s domestic and foreign subsidiaries which amounted to $845.5 million at December 31, 2006.  This guarantee expires with the Agreement on June 15, 2012.

The Company also has guaranteed $850.0 million of 8.875%, $625.0 million of 8.75%, and $450.0 million of 7.75% Senior Secured Notes, and $450.0 million of 8.25%, $400.0 million of 6.75%, and €225.0 million of 6.75% Senior notes issued by an affiliate of the Company.  These guarantees expire in 2009 for the $850.0 million of 8.875% Senior Secured Notes, 2012 for the $625.0 million of 8.75% Senior Secured Notes, 2011 for the $450.0 million of 7.75% Senior Secured Notes, 2013 for the $450.0 million of 8.25% Senior Notes, and 2014 for the $400.0 million of 6.75% Senior Notes and €225 million of 6.75% Senior Notes. The assets of the Company and most of its domestic subsidiaries are pledged as security for the Senior Secured Notes.

The Company will be obligated under the above guarantees in the event that OI Group’s domestic or foreign subsidiaries cannot make the required interest or principal payments under the above obligations.

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $3.8 million in 2006, $3.5 million in 2005, and $3.4 million in 2004.  Minimum future rentals under operating leases are as follows:  2007, $2.4 million; 2008, $1.8 million; 2009, $1.3 million; 2010, $1.0 million; 2011, $0.5 million; and 2012 and thereafter $0.3 million.

7.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $(0.6) million in 2004. Amounts for 2006 and 2005 were not significant.

8.  Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Tax loss carryovers	$6.0	$4.3
Receivables	8.1	7.5
Other, principally accrued liabilities	5.6	6.7
Total deferred tax assets	19.7	18.5

Deferred tax liabilities:
Property, plant and equipment	45.9	47.6
Inventory	1.5	1.9
Other	4.9	6.9
Total deferred tax liabilities	52.3	56.4
Valuation allowance	(4.8)	(2.5)
Net deferred tax liabilities	$(37.4)	$(40.4)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2006 and 2005 as follows:

	2006	2005
Prepaid expenses	$8.3	$8.9
Deposits, receivables, and other assets	0.9	0.7
Deferred taxes	(46.6)	(50.0)
Net deferred tax liabilities	$(37.4)	$(40.4)

The provision for income taxes consists of the following:

	2006	2005	2004
Current:
U.S. Federal	$65.9	$47.9	$—
State	1.7	1.3	2.7
Foreign	0.5	0.5	4.1
	68.1	49.7	6.8
Deferred:
U.S. Federal	(1.6)	2.0	8.4
State	(1.6)	(0.7)	5.5
Foreign	0.1	0.4	(0.4)
	(3.1)	1.7	13.5
Total:
U.S. Federal	64.3	49.9	8.4
State	0.1	0.6	8.2
Foreign	0.6	0.9	3.7
	$65.0	$51.4	$20.3
Total for continuing operations	$65.0	$56.8	$33.6
Total for discontinued operations		(5.4)	(13.3)
	$65.0	$51.4	$20.3

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2006	2005	2004
Domestic	$181.5	$158.4	$87.0
Foreign	3.9	4.3	7.8
	$185.4	$162.7	$94.8

Discontinued operations	2006	2005	2004
Domestic	$—	$(4.2)	$45.2
Foreign			8.0
	$—	$(4.2)	$53.2

Income taxes paid in cash were as follows:

	2006	2005	2004
Domestic	$0.8	$0.6	$2.1
Foreign		0.1	3.0
	$0.8	$0.7	$5.1

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2006	2005	2004
Tax provision on pretax earnings at statutory U.S. Federal tax rate	$64.9	$56.9	$33.2
Increase (decrease) in provision for income taxes due to:
State taxes, net of federal benefit		(0.1)	1.5
Rate differences on non-U.S. earnings	(2.4)	(0.6)	(1.2)
Valuation allowance	2.3	0.5
Other items	0.2	0.1	0.1
Provision (benefit) for income taxes	$65.0	$56.8	$33.6

The Company is included with OI Inc.’s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax. Therefore, a substantial portion of the current provision for income taxes in the table above is offset by OI Inc. losses, resulting in minimal cash tax payments by the Company.

At December 31, 2006, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $7.8 million.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

9.  Related Party Transactions   Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans.  A substantial number of the options, restricted shares and restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock-based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2006	2005	2004

Revenues:
Sales to affiliated companies	$0.4	$0.3	$0.3

Expenses:
Administrative services	9.8	8.5	5.5
Corporate management fee	3.2	2.6	2.7
Total expenses	$13.0	$11.1	$8.2

The above expenses are recorded in the statement of operations as follows:
Cost of sales	$8.5	$3.5	$4.8
Selling, general, and adminstrative expenses	4.5	7.6	3.4
Total expenses	$13.0	$11.1	$8.2

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances.  An interest rate is calculated monthly based on OI Inc’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (8.9% at December 31, 2006) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

10.  Pension Benefit Plans   The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net (charges) credits to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $(0.6) million in 2006, $2.9 million in 2005, and $0.2 million in 2004.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI

Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $1.8 million in 2006, $1.7 million in 2005, and $1.4 million in 2004.

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., was $2.5 million, $3.3 million, and $4.3 million at December 31, 2006, 2005, and 2004, respectively.

12. Contingencies   Certain litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

13.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005 and 2006 are as follows:

Balance as of January 1, 2004	$360.6
Sale of discontinued operations	(151.1)
Balance as of December 31, 2004	209.5
Balance as of December 31, 2005	209.5
Balance as of December 31, 2006	$209.5

14. Discontinued Operations  On October 7, 2004, the Company announced that it had completed the sale of its blow-molded plastic container operations in North America, South America and Europe, to Graham Packaging Company.

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

As required by FAS No. 144, the Company has presented the results of operations for the blow-molded plastic container business in the Consolidated Results of Operations for 2004 as a discontinued operation.  Interest expense was allocated to discontinued operations based on debt that was required to be repaid from the proceeds.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the period indicated:

Year ended
December 31,
2004
Revenues:
Net sales	$853.7
Other revenue	7.6
861.3
Costs and expenses:

Manufacturing, shipping and delivery	736.8
Research, development and engineering	14.9
Selling and administrative	22.8
Interest	44.8
Other	22.9
842.2
Earnings before items below	19.1
Provision for income taxes	26.5
Gain on sale of discontinued operations	73.8
Net earnings from discontinued operations	$66.4

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

Date: March 1, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Matthew G. Longthorne	Director

Albert P.L. Stroucken	Chairman and Chief Executive Officer (Principal Executive Officer)

Edward C. White	President (Principal Financial and Accounting Officer); Director

James W. Baehren	Vice President and Secretary; Director

	By:	/s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date: March 1, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2006, 2005, and 2004:

PAGE

II – Valuation and Qualifying Accounts (Consolidated)

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2006, 2005, and 2004

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2006	$47.4	$83.7	$(1.1)	$77.6	$52.4
2005	$50.3	$71.1	$(4.3)	$69.7	$47.4
2004	$44.5	$76.9	$7.2	$78.3	$50.3

(1)             Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

S-1