Form 10-Q
period 2007-03-31
OWENS ILLINOIS GROUP INC
filed 2007-05-10
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2007
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

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at April 30, 2007.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts included in the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 have been reclassified to conform to the 2007 presentation.  These amounts, which relate to receipts from customers in payment of accounts receivable in the European accounts receivable securitization program at the date of its consolidation, have been reclassified from operating activities to investing activities.  See Note 2 for additional information.  While this reclassification had no effect on total cash flows, cash utilized in operating activities and cash provided by investing activities both increased by $122.8 million.  Net earnings and share owners’ equity were not affected by this reclassification.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended March 31,
	2007	2006
Revenues:
Net sales	$1,872.3	$1,688.3
Royalties and net technical assistance	5.2	3.9
Equity earnings	4.8	5.5
Interest	3.5	5.0
Other	3.5	10.4
	1,889.3	1,713.1
Costs and expenses:
Manufacturing, shipping, and delivery	1,500.5	1,385.0
Research and development	8.2	7.5
Engineering	10.3	8.7
Selling and administrative	135.4	129.3
Interest	114.9	119.4
Other	16.9	6.5
	1,786.2	1,656.4
Earnings before items below	103.1	56.7
Provision for income taxes	38.4	23.3
Minority share owners’ interests in earnings of subsidiaries	11.5	9.1
Net earnings	$53.2	$24.3

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	Dec. 31,	March 31,
	2007	2006	2006

Assets
Current assets:
Cash, including time deposits	$293.7	$222.7	$207.7
Short-term investments, at cost which approximates market	49.8	32.7	57.6
Receivables, less allowances for losses and discounts ($53.8 at March 31, 2007, $52.4 at December 31, 2006, and $44.5 at March 31, 2006)	1,200.1	1,097.8	1,055.2
Inventories	1,125.0	1,039.0	1,050.0
Prepaid expenses	35.7	40.5	26.3
Total current assets	2,704.3	2,432.7	2,396.8

Investments and other assets:
Equity investments	104.4	108.7	92.4
Repair parts inventories	153.0	143.0	168.0
Prepaid pension	505.9	488.5	989.5
Deposits, receivables, and other assets	482.2	489.4	447.9
Goodwill	2,491.5	2,464.7	2,370.0
Total other assets	3,737.0	3,694.3	4,067.8

Property, plant, and equipment, at cost	6,602.7	6,552.6	6,226.8
Less accumulated depreciation	3,444.6	3,358.9	3,113.8

Net property, plant, and equipment	3,158.1	3,193.7	3,113.0

Total assets	$9,599.4	$9,320.7	$9,577.6

	March 31,	Dec. 31,	March 31,
	2007	2006	2006
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$550.4	$737.2	$360.7
Accounts payable	899.7	940.0	817.9
Other liabilities	567.9	539.5	516.3

Total current liabilities	2,018.0	2,216.7	1,694.9

Long-term debt	5,109.7	4,726.7	5,113.2
Deferred taxes	124.0	112.2	427.5
Pension benefits	340.4	335.0	300.2
Nonpension postretirement benefits	289.9	293.1	277.5
Other liabilities	365.1	385.9	382.6
Minority share owners’ interests	216.2	206.8	183.2

Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,350.5	1,384.7	1,251.9
Retained earnings	307.0	253.8	185.6
Accumulated other comprehensive income	(521.4)	(594.2)	(239.0)

Total share owner’s equity	1,136.1	1,044.3	1,198.5

Total liabilities and share owner’s equity	$9,599.4	$9,320.7	$9,577.6

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$53.2	$24.3
Non-cash charges (credits):
Depreciation	110.7	116.2
Amortization of intangibles and other deferred items	6.3	7.4
Amortization of finance fees	2.8	4.0
Deferred tax provision	12.2	(1.2)
Natural gas futures contracts mark to market		3.5
Other	12.5	10.9
Change in non-current operating assets	8.1	(14.7)
Reduction of non-current liabilities	(22.8)	(21.7)
Change in components of working capital	(186.1)	(363.3)
Cash utilized in operating activities	(3.1)	(234.6)

Cash flows from investing activities:
Additions to property, plant, and equipment	(41.4)	(53.4)
Collections on receivables arising from consolidation of receivables securitization program		122.8
Acquisitions, net of cash acquired	(6.3)
Net cash proceeds from divestitures and asset sales	1.6	3.1
Cash provided by (utilized in) investing activities	(46.1)	72.5
Cash flows from financing activities:
Additions to long-term debt	401.7	126.8
Repayments of long-term debt	(63.3)	(53.6)
Increase (decrease) in short-term loans	(174.2)	98.7
Net payments for debt-related hedging activity	(1.6)	(9.1)
Payment of finance fees	(6.3)
Distributions to parent	(40.1)	(42.4)
Cash provided by financing activities	116.2	120.4
Effect of exchange rate fluctuations on cash	4.0	2.8
Increase (decrease) in cash	71.0	(38.9)
Cash at beginning of period	222.7	246.6
Cash at end of period	$293.7	$207.7

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

2.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	Dec. 31,	March 31,
	2007	2006	2006
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$4.1	$45.2	$—
Term Loans:
Term Loan A (292.5 million AUD)	236.3	231.5
Term Loan B	195.5	195.5
Term Loan C (134.6 million CAD)	116.2	115.9
Term Loan D (€195.5 million)	260.9	257.4
Third Amended and Restated Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			111.7
Term Loans:
A1 Term Loan			223.9
B1 Term Loan			220.8
C1 Term Loan			185.6
C2 Term Loan			56.1
Accounts receivable securitization (included in short-term loans at March 31, 2007 and Dec. 31, 2006):
European program
Asia Pacific program			204.8
Senior Secured Notes:			69.1
8.875%, due 2009	850.0	850.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	442.1	440.8	428.4
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	300.3	296.2	273.3
6.875%, due 2017 (€300 million)	400.4
Senior Subordinated Notes:
9.25%, due 2009			0.5
Payable to OI Inc.	1,041.7	1,038.1	1,027.2
Other	95.2	105.5	71.4
Total long-term debt	5,417.7	5,051.1	5,347.8
Less amounts due within one year	308.0	324.4	234.6
Long-term debt	$5,109.7	$4,726.7	$5,113.2

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2007, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan, each of which has a final maturity date of June 14, 2013.

At March 31, 2007 the Company’s subsidiary borrowers had unused credit of $811.0 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2007 was 6.42%.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million.  The notes bear interest at 6.875% and are due March 31, 2017.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The proceeds will be used to retire the $300 million principal amount of 8.10% Senior Notes which mature in May 2007, and to reduce borrowings under the revolving credit facility.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	Dec. 31,
	2007	2006
Balance (included in short-term loans):
European program	$154.7	$195.0
Asia Pacific Program	74.5	84.4

Weighted average interest rate:
European program	5.00%	4.81%
Asia Pacific Program	6.89%	7.43%

3.  Supplemental Cash Flow Information

	Three months ended March 31,
	2007	2006
Interest paid in cash	$60.6	$72.0
Income taxes paid in cash	33.2	23.3

4.  Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended
	March 31,
	2007	2006
Net earnings	$53.2	$24.3
Foreign currency translation adjustments	36.3	30.3
Pension and other postretirement benefit adjustments	11.8
Change in fair value of derivative instruments, net of tax	24.7	(33.4)
Total comprehensive income	$126.0	$21.2

For the three months ended March 31, 2007, foreign currency translation adjustments includes a loss of approximately $5.0 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

5.  Inventories

Major classes of inventory are as follows:

	March 31,	Dec. 31,	March 31,
	2007	2006	2006
Finished goods	$934.5	$857.8	$882.3
Work in process	3.5	7.7	7.0
Raw materials	119.0	104.6	94.1
Operating supplies	68.0	68.9	66.6
	$1,125.0	$1,039.0	$1,050.0

6.  Contingencies

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

As of March 31, 2007, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 19,000 plaintiffs and claimants.  Based on an analysis of the claims and lawsuits pending as of December 31, 2006, approximately 91% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of March 31, 2007 there are approximately 17,600 claims against other defendants and which are likely to be asserted some time in the future against the Company. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of March 31, 2007, has disposed of the asbestos claims of approximately 348,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,500.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $81.4 million at March 31, 2007 ($82.6 million at December 31, 2006) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

The ultimate amount of distributions which may be required to be made by the Company and other subsidiaries of OI Inc. to fund OI Inc.’s asbestos-related payments cannot be estimated with certainty.  OI Inc.’s reported results of operations for 2006 were materially affected by the $120.0 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s and OI Inc.’s cost of borrowing and their ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief.  In accordance with Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS No. 5”), the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty.  However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations, cash flows or financial condition.

7.  Segment Information

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

Segment Operating Profit for product segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. Unallocated corporate expenses and certain other expenses not directly related to the product segments’ operations are included in Other Retained Items.

Financial information for the three month periods ended March 31, 2007 and 2006 regarding the Company’s product segments is as follows:

			Total	Other	Consoli-
	Glass	Plastics	Product	Retained	dated
	Containers	Packaging	Segments	Items	Totals
Net sales:
2007	$1,684.0	$188.3	$1,872.3		$1,872.3
2006	1,488.7	199.6	1,688.3		1,688.3

Segment Operating Profit:
2007	$216.9	$30.5	$247.4	$(32.9)	$214.5
2006	166.2	31.7	197.9	(23.3)	174.6

Items excluded from Segment Operating Profit:
March 31, 2006:
Mark to market loss on natural gas hedge contracts	$(3.5)		$(3.5)		$(3.5)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended March 31, 2007 and 2006 is as follows:

	2007	2006

Segment Operating Profit for reportable segments	$247.4	$197.9
Items excluded from Segment Operating Profit		(3.5)
Other retained items	(32.9)	(23.3)
Interest expense	(114.9)	(119.4)
Interest income	3.5	5.0
Total	$103.1	$56.7

Information regarding total assets by segment is as follows:

				Elimina-
				tions
			Total	and	Consoli-
	Glass	Plastics	Product	Other	dated
	Containers	Packaging	Segments	Retained	Totals

Total assets:
March 31, 2007	$8,217.5	$733.2	$8,950.7	$648.7	$9,599.4
December 31, 2006	8,021.6	705.6	8,727.2	593.5	9,320.7
March 31, 2006	7,676.4	756.4	8,432.8	1,144.8	9,577.6

8. Derivative Instruments

At March 31, 2007, the Company had the following derivative instruments related to its various hedging programs:

Hedges of Debt

Certain of the Company’s subsidiaries have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans.  For the three months ended March 31, 2007, the amount not offset was not material.

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

The following selected information relates to fair value swaps at March 31, 2007:

	Amount	Receive	Average	Liability
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2007	$300.0	8.10%	4.5%	$(0.6)
Senior Notes due 2008	250.0	7.35%	3.5%	(3.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	(4.5)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(7.9)
Total	$1,050.0			$(16.2)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At March 31, 2007, the Company had entered into commodity futures contracts for approximately 57% (approximately 10,010,000 MM BTUs) for the remaining three quarters of 2007 and approximately 9% (approximately 2,160,000 MM BTUs) for the full year of 2008.

The Company accounts for the above futures contracts on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at March 31, 2007.

At March 31, 2007, an unrecognized loss of $10.2 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2007 was not material.

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

9.  Restructuring Accruals

In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing operation. The facility was closed by the end of 2006. This closing is part of a broad initiative to reduce working capital and improve system costs.  The Company also closed a small recycling facility in Ohio.  As a result of these actions, the Company recorded a charge of $29.7 million ($27.7 million after tax) in other costs and expenses in the third quarter of 2006.

The closing of these facilities resulted in the elimination of approximately 260 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay out approximately $14.5 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Plant closing charges	$29.7
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(2.2)
Other	0.7
Remaining plant closing accrual as of December 31, 2006	9.4
Net cash paid	(2.4)
Additional charge	3.0
Remaining plant closing accrual as of March 31, 2007	$10.0

During the second quarter of 2005, the Company concluded its evaluation of acquired capacity in connection with the acquisition of BSN Glasspack S.A. and announced the permanent closing of its Düsseldorf, Germany glass container factory, and the shutdown of a furnace at its Reims, France glass container facility, both in 2005.  These actions were part of the European integration strategy to optimally align the manufacturing capacities with the market and improve operational efficiencies.  As a result, the Company recorded an accrual of €47.1 million through an adjustment to goodwill.

These actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company’s workforce.  The Company anticipates that it will pay a total of approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals.  In addition, the Company expects to pay a total of approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 70% of these payments were made by the end of 2006 and the Company expects that most of the balance will be paid by the end of 2007.

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2007 activity translated from Euros into dollars at the March 31, 2007 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(7.9)
Other, principally translation	0.5
Remaining European restructuring accrual as of March 31, 2007	$30.7

10.  Pensions

The components of the net periodic pension (income) cost for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Service cost	$13.9	$16.4
Interest cost	52.3	50.5
Expected asset return	(78.0)	(73.5)
Amortization:
Loss	11.5	14.8
Prior service credit	(0.2)
Net amortization	11.3	14.8
Net periodic pension (income) cost	$(0.5)	$8.2

11.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Service cost	$0.8	$1.2
Interest cost	4.3	4.4
Amortization:
Prior service credit	(1.0)	(1.1)
Loss	1.6	1.2
Net amortization	0.6	0.1
Net postretirement benefit cost	$5.7	$5.7

12. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

13. Adoption of FIN 48

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), as of January, 1, 2007.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”.  FIN 48 defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also includes requirements for measuring the amount of the benefit to be recognized in the financial statements. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.  The Company reclassified $8.9 million of deferred tax assets related to United States general business credits that were previously offset by a full valuation allowance to the liability for unrecognized income tax benefits.  This balance sheet reclassification had no effect on share owners’ equity.

Information about the Company’s unrecognized income tax benefits is as follows:

	Balance	2007	Balance
	Dec. 31, 2006	Changes	March 31, 2007
Unrecognized income tax benefits that affect effective tax rate upon recognition	$ 18.9	$ 1.8	$ 20.7
Unrecognized income tax benefits that do not affect tax rate or are offset by valuation allowances	25.0	—	25.0
Interest	3.1	0.8	3.9
Penalties	—	—	—
Total unrecognized income tax benefits	$ 47.0	$ 2.6	$ 49.6

The $2.6 million increase recorded for the three month period ended March 31, 2007 is related to a number of changes in estimated unrecognized tax benefits in various tax jurisdictions none of which is individually material. In connection with adopting FIN 48, the Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

The Company files a US federal income tax return as well as income tax returns in multiple state and non-U.S. jurisdictions.  Tax years through 1999 have been settled with the U.S. Internal Revenue Service and there is no current IRS examination in progress. Due to the existence of tax attribute carryforwards (which are currently offset by full valuation allowances) in the U.S., the Company treats certain post-1999 tax positions as unsettled because of the taxing authorities’ ability to modify these attributes.  The 2000 tax year is the earliest open year for the Company’s other major tax jurisdictions.

No changes in settled tax years have occurred from December 31, 2006 to March 31, 2007.

The Company does not anticipate a significant change in the total amount of unrecognized income tax benefits within the next twelve months.

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

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and intercompany balances and transactions.

	March 31, 2007
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$110.2	$64.8	$1,025.1	$—	$1,200.1
Inventories		165.4	48.5	911.1	—	1,125.0
Other current assets		16.2	46.8	316.2		379.2
Total current assets	—	291.8	160.1	2,252.4	—	2,704.3

Investments in and advances to subsidiaries	2,186.1	3,281.4	38.3		(5,505.8)	—
Goodwill		561.0	227.3	1,703.2		2,491.5
Other non-current assets		177.8	576.3	497.0	(5.6)	1,245.5
Total other assets	2,186.1	4,020.2	841.9	2,200.2	(5,511.4)	3,737.0
Property, plant and equipment, net		658.5	343.2	2,156.4		3,158.1

Total assets	$2,186.1	$4,970.5	$1,345.2	$6,609.0	$(5,511.4)	$9,599.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$380.1	$134.1	$956.2	$(2.8)	$1,467.6
Short-term loans and long-term debt due within one year	300.0	(0.6)		251.0		550.4
Total current liabilities	300.0	379.5	134.1	1,207.2	(2.8)	2,018.0
Long-term debt	750.0	3,255.2	19.9	1,084.6		5,109.7
Other non-current liabilities and minority interests		46.5	294.4	994.9	(0.2)	1,335.6
Investments by and advances from parent		1,289.3	896.8	3,322.3	(5,508.4)	—
Share owner’s equity	1,136.1					1,136.1
Total liabilities and share owner’s equity	$2,186.1	$4,970.5	$1,345.2	$6,609.0	$(5,511.4)	$9,599.4

	December 31, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$78.3	$53.1	$966.4	$—	$1,097.8
Inventories		150.9	45.0	843.1		1,039.0
Other current assets		17.7	8.1	270.1		295.9
Total current assets	—	246.9	106.2	2,079.6	—	2,432.7

Investments in and advances to subsidiaries	2,094.3	3,367.1	2.3		(5,463.7)	—
Goodwill		562.1	223.4	1,679.2		2,464.7
Other non-current assets		188.1	543.8	504.0	(6.3)	1,229.6
Total other assets	2,094.3	4,117.3	769.5	2,183.2	(5,470.0)	3,694.3
Property, plant and equipment, net		667.3	346.1	2,180.3		3,193.7
Total assets	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7
Current liabilities :
Accounts payable and accrued liabilities	$—	$383.2	$118.4	$978.7	$(0.8)	$1,479.5
Short-term loans and long-term debt due within one year	300.0	(1.7)		438.9		737.2
Total current liabilities	300.0	381.5	118.4	1,417.6	(0.8)	2,216.7
Long-term debt	750.0	3,291.3	20.1	665.3		4,726.7
Other non-current liabilities and minority interests		75.9	271.8	978.3	7.0	1,333.0
Investments by and advances from parent		1,282.8	811.5	3,381.9	(5,476.2)	—
Share owner’s equity	1,044.3					1,044.3
Total liabilities and share owner’s equity	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7

	March 31, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$109.9	$74.6	$870.7	$—	$1,055.2
Inventories		139.2	51.4	859.4	—	1,050.0
Other current assets		2.8	33.9	254.8	0.1	291.6
Total current assets	—	251.9	159.9	1,984.9	0.1	2,396.8

Investments in and advances to subsidiaries	2,248.5	3,329.0	(18.5)		(5,559.0)	—
Goodwill		562.1	223.4	1,584.5		2,370.0
Other non-current assets		203.2	1,070.4	431.8	(7.6)	1,697.8
Total other assets	2,248.5	4,094.3	1,275.3	2,016.3	(5,566.6)	4,067.8
Property, plant and equipment, net		688.2	330.8	2,094.0		3,113.0
Total assets	$2,248.5	$5,034.4	$1,766.0	$6,095.2	$(5,566.5)	$9,577.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$368.5	$115.2	$867.1	$(16.6)	$1,334.2
Short-term loans and long-term debt due within one year				360.7		360.7
Total current liabilities	—	368.5	115.2	1,227.8	(16.6)	1,694.9
Long-term debt	1,050.0	3,473.7	10.9	578.6		5,113.2
Other non-current liabilities and minority interests		96.8	486.8	981.6	5.8	1,571.0
Investments by and advances from parent		1,095.4	1,153.1	3,307.2	(5,555.7)	—
Share owner’s equity	1,198.5					1,198.5
Total liabilities and share owner’s equity	$2,248.5	$5,034.4	$1,766.0	$6,095.2	$(5,566.5)	$9,577.6

	Three months ended March 31, 2007
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$459.0	$176.5	$1,264.0	$(27.2)	$1,872.3
Interest		—	0.5	3.0		3.5
Equity earnings from subsidiaries	53.2	79.3	6.0		(138.5)	—
Other equity earnings		2.2	1.2	1.4		4.8
Other revenue		15.3	0.2	3.7	(10.5)	8.7
Total revenue	53.2	555.8	184.4	1,272.1	(176.2)	1,889.3

Manufacturing, shipping, and delivery		390.2	136.2	1,013.3	(39.2)	1,500.5
Research, engineering, selling, administrative, and other		27.4	42.9	100.5		170.8
Net intercompany interest	(20.6)	(8.1)	25.2	3.5		(0.0)
Other interest expense	20.6	74.3	0.4	19.6		114.9
Total costs and expense	—	483.8	204.7	1,136.9	(39.2)	1,786.2

Earnings (loss) before items below	53.2	72.0	(20.3)	135.2	(137.0)	103.1

Provision (credit) for income taxes		(7.4)	6.1	39.7		38.4

Minority share owners’ interests in earnings of subsidiaries				10.2	1.3	11.5
Net earnings (loss)	$53.2	$79.4	$(26.4)	$85.3	$(138.3)	$53.2

	Three months ended March 31, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$455.9	$178.6	$1,076.4	$(22.6)	$1,688.3
Interest		—	0.9	4.1		5.0
Equity earnings from subsidiaries	24.3	61.7	(11.1)		(74.9)	—
Other equity earnings		2.5	2.0	1.0		5.5
Other revenue		13.5	7.3	4.0	(10.5)	14.3
Total revenue	24.3	533.6	177.7	1,085.5	(108.0)	1,713.1

Manufacturing, shipping, and delivery		398.2	134.6	885.9	(33.7)	1,385.0
Research, engineering, selling, administrative, and other		29.5	43.3	79.2		152.0
Net intercompany interest	(20.6)	(9.2)	19.8	10.0		—
Other interest expense	20.6	75.7	0.2	22.9		119.4
Total costs and expense	—	494.2	197.9	998.0	(33.7)	1,656.4

Earnings (loss) before items below	24.3	39.4	(20.2)	87.5	(74.3)	56.7

Provision (credit) for income taxes		4.5	(8.1)	27.6	(0.7)	23.3

Minority share owners’ interests in earnings of subsidiaries				9.3	(0.2)	9.1
Net earnings (loss)	$24.3	$34.9	$(12.1)	$50.6	$(73.4)	$24.3

	Three months ended March 31, 2007
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(13.3)	$(26.0)	$37.9	$(1.7)	$(3.1)
Investing Activities:
Additions to property, plant, and equipment		(14.5)	(8.9)	(18.0)		(41.4)
Acquisition, net of cash acquired				(6.3)		(6.3)
Proceeds from sales		0.2	0.6	0.8		1.6
Cash used in investing activities	—	(14.3)	(8.3)	(23.5)	—	(46.1)
Financing Activities:
Net distribution to OI Inc.	(40.1)					(40.1)
Change in intercompany transactions	40.1	71.6	74.5	(187.9)	1.7	(0.0)
Change in short term debt				(174.2)		(174.2)
Payments of long term debt		(44.0)	(0.2)	(19.1)		(63.3)
Borrowings of long term debt				401.7		401.7
Payments of finance fees				(6.3)		(6.3)
Net payments for debt-related hedging activity				(1.6)		(1.6)
Cash provided by financing activities	—	27.6	74.3	12.6	1.7	116.2
Effect of exchange rate change on cash				4.0		4.0
Net change in cash	—	(0.0)	40.0	31.0	—	71.0
Cash at beginning of period		—	9.8	212.9		222.7
Cash at end of period	$—	(0.0)	$49.8	$243.9	$—	$293.7

	Three months ended March 31, 2006
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (used in) operating activities	$—	$(40.9)	$12.0	$(215.4)	$9.7	$(234.6)
Investing Activities:
Additions to property, plant, and equipment		(12.4)	(8.2)	(32.8)		(53.4)
Collections on receivables arising from consolidation of receivables securitization program				122.8		122.8
Proceeds from sales		0.2	0.1	2.8		3.1
Cash provided by (used in) investing activities	—	(12.2)	(8.1)	92.8	—	72.5
Financing Activities:
Net distribution to OI Inc.	(42.4)					(42.4)
Change in intercompany transactions	42.4	(46.0)	(26.4)	39.7	(9.7)	—
Change in short term debt				98.7		98.7
Payments of long term debt				(53.6)		(53.6)
Borrowings of long term debt		99.1		27.7		126.8
Net payments for debt-related hedging activity				(9.1)		(9.1)
Cash provided by (used in) financing activities	—	53.1	(26.4)	103.4	(9.7)	120.4
Effect of exchange rate change on cash				2.8		2.8
Net change in cash	—	(0.0)	(22.5)	(16.4)	—	(38.9)
Cash at beginning of period		—	30.6	216.0		246.6
Cash at end of period	$—	(0.0)	$8.1	$199.6	$—	$207.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended March 31, 2007 and 2006

Net sales of the Glass Containers segment were $195.3 million higher than the prior year principally resulting from improved pricing, increased unit shipments, and favorable foreign currency exchange rates.

Net sales of the Plastics Packaging segment were $11.3 million lower than the prior year. Higher sales volumes were more than offset by lower resin cost pass-throughs, the expiration of certain contract manufacturing agreements with the purchaser of the former blow-molded plastics business, and the absence of sales from the Company’s former plastics business in Australia.

Segment Operating Profit of the Glass Containers segment was $50.7 million higher than the prior year.  The benefits of higher selling prices, improved productivity, and increased unit shipments were partially offset by inflationary cost increases.

Segment Operating Profit of the Plastics Packaging segment was $1.2 million lower than the prior year. The decrease resulted principally from inflationary cost increases, partially offset by improved price and mix, and increased sales volumes.

Interest expense for the first quarter of 2007 was $114.9 million compared to $119.4 million in the first quarter of 2006.

Net earnings for the first quarter of 2007 were $53.2 million compared to $24.3 million for the first quarter of 2006.  Earnings in the first quarter of 2006 included an item that management considered not representative of ongoing operations.  This item decreased net earnings in 2006 by $3.3 million.

Capital spending for property, plant and equipment was $41.4 million for the first quarter of 2007 compared to $53.4 million for the first quarter of 2006.

Results of Operations – First Quarter of 2007 compared with First Quarter of 2006

Net Sales

The Company’s net sales by segment for the first quarter of 2007 and 2006 are presented in the following table.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
Glass Containers	$1,684.0	$1,488.7
Plastics Packaging	188.3	199.6

Segment and consolidated net sales	$1,872.3	$1,688.3

Consolidated net sales for the first quarter of 2007 increased $184.0 million, or 10.9%, to $1,872.3 million from $1,688.3 million in the first quarter of 2006.

Net sales of the Glass Containers segment increased $195.3 million, or 13.1%, over the first quarter of 2006.

The change in net sales for the Glass Containers segment can be summarized as follows (dollars in millions):

Net sales - 2006		$1,488.7
Net effect of price and mix	$61.2
Increased sales volume	55.6
Effects of changing foreign currency rates	78.5
Total net effect on sales		195.3
Net sales - 2007		$1,684.0

Net sales of the Plastics Packaging segment decreased $11.3 million from the first quarter of 2006. Higher sales volumes were more than offset by lower resin cost pass-throughs, the expiration of certain contract manufacturing agreements with the purchaser of the former blow-molded plastics business, and absence of sales from the Company’s former plastics business in Australia.

The change in net sales for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Net sales - 2006		$199.6
Increased sales volume	$5.0
Net effect of price and mix	1.2
Contract manufacturing	(3.3)
Effect of lower resin cost pass-throughs	(6.3)
Divestiture of Australian business	(7.9)
Total net effect on sales		(11.3)
Net sales - 2007		$188.3

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

Operating Profit for product segments in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to product segments. Unallocated corporate expenses and certain other expenses not directly related to the product segments’ operations are included in other Retained Items. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
Glass Containers	$216.9	$166.2
Plastics Packaging	30.5	31.7
Other retained items	(32.9)	(23.3)

Segment Operating Profit of the Glass Containers segment for the first quarter of 2007 increased $50.7 million, or 30.5%, to $216.9 million, compared with Segment Operating Profit of $166.2 million in the first quarter of 2006.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2006		$166.2
Net effect of price and mix	$61.5
Productivity and production volume	28.3
Increased sales volume	18.1
Effects of changing foreign currency rates	8.0
Manufacturing inflation, net of cost savings	(31.3)
Warehouse, delivery and other costs	(29.6)
Operating expense	(1.0)
Other	(3.3)
Total net effect on Segment Operating Profit		50.7
Segment Operating Profit -2007		$216.9

Segment Operating Profit of the Plastics Packaging segment for the first quarter of 2007 was $30.5 million compared with Segment Operating Profit of $31.7 million in the first quarter of 2006.

The change in Segment Operating Profit for the Plastics Packaging segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2006		$31.7
Net effect of price and mix	$2.1
Increased sales volume	1.1
Productivity and production volume	(0.8)
Warehouse, delivery and other costs	(0.4)
Operating expense	(0.2)
Manufacturing inflation, net of cost savings	(1.1)
Other	(1.9)
Total net effect on Segment Operating Profit		(1.2)
Segment Operating Profit -2007		$30.5

Other retained items for the first quarter of 2007 were $32.9 million compared to $23.3 million for the first quarter of 2006. The increase is mainly due to higher accruals for self-insured risks for property related losses in the first quarter.

Interest Expense

Interest expense for the first quarter of 2007 was $114.9 million compared to $119.4 million in the first quarter of 2006.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2007 was 37.2%, compared with 41.1% for the first three months of 2006. Excluding the effects of separately taxed items excluded from Segment Operating Profit in 2006, the Company’s effective tax rate for the three months ended 2006 was 39.0%. The lower rate in 2007 was primarily due to changes in the geographic mix of pretax earnings and the continued implementation of the new business model in Europe. Based upon the current expectations for the mix of earnings for 2007, the Company anticipates that its effective tax rate for the year will be approximately 35%.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first quarter of 2007 was $11.5 million compared to $9.1 million for the first quarter of 2006.

Capital Resources and Liquidity

The Company’s total debt at March 31, 2007 was $5.66 billion, compared to $5.46 billion at December 31, 2006 and $5.47 billion at March 31, 2006.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”). At March 31, 2007, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan, each of which has a final maturity date of June 14, 2013.

At March 31, 2007 the Company’s subsidiary borrowers had unused credit of $811.0 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2007 was 6.42%.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million. The notes bear interest at 6.875% and are due March 31, 2017. The notes are guaranteed by substantially all of the Company’s domestic subsidiaries. The proceeds will be used to retire the $300 million principal amount of 8.10% Senior Notes which mature in May 2007, and to reduce borrowings under the revolving credit facility.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	Dec. 31,
	2007	2006
Balance (included in short-term loans):

European program	$154.7	$195.0
Asia Pacific Program	74.5	84.4

Weighted average interest rate:

European program	5.00%	4.81%
Asia Pacific Program	6.89%	7.43%

Cash utilized in operating activities in the first three months of 2007 was $3.1 million compared $234.6 million in the prior year. The 2006 amount excludes $122.8 million of collections on receivables arising from the consolidation of the receivables securitization program as described in Note 2 to the Condensed Consolidated Financial Statements. Including the 2006 collection of receivables from the securitization program, working capital usage during the first quarter improved approximately $55 million in 2007 compared to 2006.

Capital spending for property, plant and equipment was $41.4 million compared to $53.4 million in the prior year. In addition, the Company capitalized $4.1 million under capital lease obligations with the related financing recorded as long term debt. The Company continues to focus on reducing capital spending and improving its return on invested capital by improving capital efficiency.

OI Inc. has substantial obligations related to semiannual interest payments on $1.05 billion of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.’s asbestos-related payments were $41.4 million for the three months ended March 31, 2007 and 2006. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

Property, Plant and Equipment

The net carrying amount of property, plant and equipment (“PP&E”) at March 31, 2007 totaled $3,158.1 million, representing 33% of total assets. Depreciation expense for the first three months of 2007 totaled $110.7 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

Cost Basis - PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly.       However, when assets are purchased in groups, or as part of a business, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life and market conditions, among others. The Company frequently employs expert appraisers to aid in allocating cost to assets purchased as a group.

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

Estimated Useful Life – PP&E is generally depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

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

Impairment of Long-Lived Assets

Property, Plant and Equipment –As required by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a factory. The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

Impairment testing requires estimation of the fair value of PP&E based on the discounted value of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce, inflation, etc. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. There were no material charges for impairment of asset groups held for use in the first quarter of 2007 or for the years ended December 31, 2006, 2005, and 2004.

Goodwill – Goodwill at March 31, 2007 totaled $2,491.5 million, representing 26% of total assets. As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment. The Company conducts its evaluation as of October 1 of each year. Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2006, the Company completed its annual testing and determined that no impairment of goodwill existed.

If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2006, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would also have been impaired. For example, if projected future cash flows had been decreased by 5%, or alternatively, if the weighted average cost of capital had been increased by 5%, the resulting lower BEV’s would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit. Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 7%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections. At March 31, 2007, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $507 million of the Company’s consolidated goodwill.

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

Other Long-Lived Assets – Other long-lived assets include, among others, equity investments and repair parts inventories. The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. There were no material charges for impairment of equity investments during the first quarter of 2007 or for the years ended December 31, 2006, 2005, and 2004.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2006, the weighted average discount rate for all plans was 5.49%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year. For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002. The returns exceeded 20% in 2003, 18% in 2004, 10% in 2005 and 16% in 2006. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2007, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.1% for the year ended December 31, 2006. The Company recorded pension income of $0.5 million and pension expense of $8.2 million for the first three months of 2007 and 2006, respectively, from its principal defined benefit pension plans. Depending on currency translation rates, the Company expects to record approximately $1.7 million of pension income for the full year of 2007. The improvement in 2007 is principally the result of higher asset values in the U.S. plans.

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

Recognition of Funded Status – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS No. 158”). The Company adopted the provisions of FAS No. 158 as of December 31, 2006. FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans. These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date. For pension plans, the fair value of plan assets is compared to the

Projected Benefit Obligation (“PBO”). For other postretirement benefit plans, the fair value of plan assets is compared to the Accumulated Postretirement Benefit Obligation (“APBO”). In the Company’s case, the required adjustments resulted in a non-cash charge of $639.9 million ($617.1 million after tax) to the Accumulated Other Comprehensive Income component of share owners’ equity. The most significant of the required adjustments was a $502.5 million reduction of the prepaid pension asset at December 31, 2006. As required by FAS 158, the Company will adjust the assets and liabilities annually as of December 31, based on values determined at that date.

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

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. Income tax expense was $38.4 million for the three months ended March 31, 2007.

As referenced in Note 13 to the Financial Statements, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), as of January, 1, 2007. Management judgment is required in determining income tax expense and the related balance sheet amounts. In addition, under FIN 48 judgments are required concerning the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.

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

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases without the loss of customers or sales volume, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including events related to OI Inc’s asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2007 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company has undertaken the phased implementation of an enterprise resource planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For further information on legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at March 31, 2007 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits.

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

OWENS-ILLINOIS GROUP, INC.

Date May 10, 2007	By	/s/ Edward C. White
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