Form 10-Q
period 2007-06-30
OWENS ILLINOIS GROUP INC
filed 2007-08-07
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2007

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

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at July 31, 2007.

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

Certain amounts included in the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2006 have been reclassified to conform to the 2007 presentation.  These amounts, which relate to receipts from customers in payment of accounts receivable in the European accounts receivable securitization program at the date of its consolidation, have been reclassified from operating activities to investing activities.  See Note 2 for additional information.  While this reclassification had no effect on total cash flows, cash utilized in  operating activities and cash provided by investing activities both increased by $4.5 million for the three months ended June 30, 2006, and $127.3 million for the six months ended June 30, 2006.  Net earnings and share owners’ equity were not affected by this reclassification.

On June 11, 2007, the Company announced that it had concluded the strategic review process of its plastics portfolio and entered into a definitive agreement with Rexam PLC to sell its plastics packaging business.   As required by Statement of Financial Accounting Standard (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has presented the results of operations for the plastics packaging business, which comprised the Company’s former Plastic Packaging segment, in the Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 2007 and 2006 as a discontinued operation.  As such, results for those periods have been reclassified to conform to this presentation.  At June 30, 2007 and 2006, and December 31, 2006, the assets and liabilities of the plastics packaging business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended June 30,
	2007	2006
Revenues:
Net sales	$1,997.0	$1,744.8
Royalties and net technical assistance	4.8	3.6
Equity earnings	8.8	7.4
Interest	5.2	4.8
Other	1.3	3.3
	2,017.1	1,763.9
Costs and expenses:
Manufacturing, shipping, and delivery	1,567.6	1,430.4
Research and development	1.4	2.7
Engineering	15.1	9.7
Selling and administrative	130.6	125.5
Interest	82.2	92.5
Other	13.6	4.2
	1,810.5	1,665.0
Earnings from continuing operations before items below	206.6	98.9
Provision for income taxes	38.2	38.5
Minority share owners’ interests in earnings of subsidiaries	14.6	9.9
Earnings from continuing operations	153.8	50.5
Net losses of discontinued operations	(4.1)	(7.9)
Net earnings	$149.7	$42.6

	Six months ended June 30,
	2007	2006
Revenues:
Net sales	$3,681.0	$3,233.5
Royalties and net technical assistance	9.7	7.2
Equity earnings	13.9	13.0
Interest	8.6	9.7
Other	4.9	13.6
	3,718.1	3,277.0
Costs and expenses:
Manufacturing, shipping, and delivery	2,923.8	2,659.9
Research and development	5.3	6.4
Engineering	25.9	18.4
Selling and administrative	257.8	246.7
Interest	163.2	176.0
Other	30.1	10.6
	3,406.1	3,118.0
Earnings from continuing operations before items below	312.0	159.0
Provision for income taxes	76.8	61.9
Minority share owners’ interests in earnings of subsidiaries	26.1	19.0
Earnings from continuing operations	209.1	78.1
Net losses of discontinued operations	(6.2)	(11.2)
Net earnings	$202.9	$66.9

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	Dec. 31,	June 30,
	2007	2006	2006
Assets
Current assets:
Cash, including time deposits	$348.4	$222.7	$244.7
Short-term investments, at cost which approximates market	52.8	32.7	71.1
Receivables, less allowances for losses and discounts ($42.1 at June 30, 2007, $28.7 at December 31, 2006, and $27.1 at June 30, 2006)	1,263.8	1,041.1	1,191.2
Inventories	1,001.0	992.1	968.0
Prepaid expenses	46.9	39.3	31.0
Assets of discontinued operations	124.4	104.8	122.5
Total current assets	2,837.3	2,432.7	2,628.5
Investments and other assets:
Equity investments	95.5	96.3	88.5
Repair parts inventories	136.5	135.3	158.1
Prepaid pension	523.2	488.5	990.8
Deposits, receivables, and other assets	467.7	466.5	419.4
Goodwill	2,324.3	2,255.2	2,223.3
Assets of discontinued operations	591.9	571.7	574.0
Total other assets	4,139.1	4,013.5	4,454.1
Property, plant, and equipment, at cost	6,038.3	5,842.6	5,624.6
Less accumulated depreciation	3,180.9	2,968.1	2,816.8
Net property, plant, and equipment	2,857.4	2,874.5	2,807.8
Total assets	$9,833.8	$9,320.7	$9,890.4

	June 30,	Dec. 31,	June 30,
	2007	2006	2006
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$746.5	$737.2	$687.4
Accounts payable	845.4	890.2	809.2
Other liabilities	563.1	518.4	531.0
Liabilities of discontinued operations	77.5	70.9	81.9
Total current liabilities	2,232.5	2,216.7	2,109.5
Liabilities of discontinued operations	7.9	1.6	1.5
Long-term debt	4,889.6	4,726.7	4,881.6
Deferred taxes	105.8	111.1	191.7
Pension benefits	336.6	335.0	309.7
Nonpension postretirement benefits	295.3	293.1	282.6
Other liabilities	388.1	385.6	411.4
Minority share owners’ interests	221.8	206.6	186.5
Share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,320.7	1,384.7	1,455.6
Retained earnings	456.7	253.8	228.2
Accumulated other comprehensive income	(421.2)	(594.2)	(167.9)
Total share owner’s equity	1,356.2	1,044.3	1,515.9
Total liabilities and share owner’s equity	$9,833.8	$9,320.7	$9,890.4

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$202.9	$66.9
Net losses of discontinued operations	6.2	11.2
Non-cash charges (credits):
Depreciation	209.7	214.0
Amortization of intangibles and other deferred items	10.4	11.5
Amortization of finance fees	5.2	2.8
Deferred tax provision	22.8	2.4
Natural gas futures contracts mark to market		5.1
Other	7.9	11.7
Change in non-current operating assets	10.0	(15.3)
Reduction of non-current liabilities	(24.9)	(41.7)
Change in components of working capital	(223.5)	(432.0)
Cash provided by (utilized in) continuing operating activities	226.7	(163.4)
Cash provided by discontinued operating activities	2.8	19.9
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(102.1)	(110.1)
Additions to property, plant, and equipment - discontinued	(23.3)	(14.2)
Collections on receivables arising from consolidation of receivables securitization program		127.3
Acquisitions, net of cash acquired	(9.8)
Net cash proceeds from divestitures and asset sales	7.5	7.6
Cash provided by (utilized in) investing activities	(127.7)	10.6
Cash flows from financing activities:
Additions to long-term debt	403.6	916.2
Repayments of long-term debt	(66.9)	(782.8)
Increase in short-term loans	70.0	103.1
Net payments for debt-related hedging activity	(3.9)	(11.6)
Payment of finance fees	(6.6)	(12.3)
Net change in payable to parent	(300.0)
Distributions to parent	(81.2)	(86.2)
Cash provided by financing activities	15.0	126.4
Effect of exchange rate fluctuations on cash	8.9	4.6
Increase (decrease) in cash	125.7	(1.9)
Cash at beginning of period	222.7	246.6
Cash at end of period	$348.4	$244.7

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

2.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	Dec. 31,	June 30,
	2007	2006	2006
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$45.2	$251.6
Term Loans:
Term Loan A (292.5 million AUD at June 30, 2007)	248.2	231.5	222.4
Term Loan B	195.5	195.5	50.0
Term Loan C (134.6 million CAD at June 30, 2007)	127.1	115.9	124.4
Term Loan D (€195.5 million at June 30, 2007)	262.9	257.4	254.4
Accounts receivable securitization (included in short-term loans at March 31, 2007 and Dec. 31, 2006):
European program			181.9
Asia Pacific program			98.4
Senior Secured Notes:
8.875%, due 2009	850.0	850.0	1,000.0
7.75%, due 2011	450.0	450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	436.3	440.8	411.3
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	302.5	296.2	286.2
6.875%, due 2017 (€300 million)	403.4
Senior Subordinated Notes:
9.25%, due 2009			0.5
Payable to OI Inc.	739.3	1,038.1	1,024.7
Other	103.5	105.5	51.0
Total long-term debt	5,143.7	5,051.1	5,431.8
Less amounts due within one year	254.1	324.4	550.2
Long-term debt	$4,889.6	$4,726.7	$4,881.6

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2007, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan, each of which has a final maturity date of June 14, 2013.

At June 30, 2007 the Company’s subsidiary borrowers had unused credit of $813.1 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2007 was 6.63%.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million.  The notes bear interest at 6.875% and are due March 31, 2017.  The notes are guaranteed by the Company and substantially all of the Company’s domestic subsidiaries.  The proceeds were used to retire the $300 million principal amount of 8.10% Senior Notes which matured in May 2007, and to reduce borrowings under the revolving credit facility.

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company will use the net proceeds to repay secured debt.  In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio, and reduces the commitment fee on the revolver and interest margins on $350 million of term loans.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	Dec. 31,
	2007	2006
Balance (included in short-term loans):

European program	$365.8	$195.0
Asia Pacific program	81.7	84.4

Weighted average interest rate:

European program	4.90%	4.81%
Asia Pacific program	7.45%	7.43%

3.  Supplemental Cash Flow Information

	Six months ended June 30,
	2007	2006
Interest paid in cash	$217.8	$217.8

Income taxes paid in cash	65.4	61.8

4.  Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended
	June 30,
	2007	2006
Net earnings	$149.7	$42.6
Foreign currency translation adjustments	92.5	80.2
Pension and other postretirement benefit adjustments	11.8
Change in fair value of derivative instruments, net of tax	(4.1)	(9.1)
Total comprehensive income	$249.9	$113.7

	Six months ended
	June 30,
	2007	2006
Net earnings	$202.9	$66.9
Foreign currency translation adjustments	128.8	110.5
Pension and other postretirement benefit adjustments	23.6
Change in fair value of derivative instruments, net of tax	20.6	(42.5)
Total comprehensive income	$375.9	$134.9

For the six months ended June 30, 2007, foreign currency translation adjustments includes a loss of approximately $5.0 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

5.  Inventories

Major classes of inventory are as follows:

	June 30,	Dec. 31,	June 30,
	2007	2006	2006
Finished goods	$838.2	$824.3	$817.2
Work in process	3.3	7.7	4.4
Raw materials	89.3	92.9	79.4
Operating supplies	70.2	67.2	67.0
	$1,001.0	$992.1	$968.0

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

As of June 30, 2007, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 19,000 plaintiffs and claimants.  Based on an analysis of the claims and lawsuits pending as of December 31, 2006, approximately 91% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of June 30,

2007 there are approximately 16,000 claims against other defendants and which are likely to be asserted some time in the future against the Company. These claims are not included in the totals set forth above.  OI Inc. further believes that the bankruptcies of additional co-defendants, as discussed below, resulted in an acceleration of the presentation and disposition of a number of these previously withheld preexisting claims under such agreements, which claims would otherwise have been presented and disposed of over the next several years.  This acceleration resulted in a significant increase in the dispositions and cash payments during the period 2001-2002; however, the resolution of the accumulated yet previously unpresented cases continues to affect the annual dispositions and cash payments.

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

Since receiving its first asbestos claim, OI Inc. as of June 30, 2007, has disposed of the asbestos claims of approximately 350,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,600.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $75.7 million at June 30, 2007 ($82.6 million at December 31, 2006) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence.  OI Inc. expects that as a result, although aggregate spending may be lower, there may be an increase in the per claim average indemnity payment involved in such resolution.

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

7.  Segment Information

The Company operates in the rigid packaging industry.  The Company has one reportable product segment within the rigid packaging industry, Glass Containers.  The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region.

The Company’s measure of profit for its reportable segment is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for the product segment includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to the product segment.  Unallocated corporate expenses and certain other expenses not directly related to the product segment’s operations are included in Other Retained Items.

Financial information for the three month periods ended June 30, 2007 and 2006 regarding the Company’s product segment is as follows:

	Glass Containers	Other Retained Items	Consolidated Totals
Net sales:
2007	$1,997.0		$1,997.0
2006	1,744.8		1,744.8
Segment Operating Profit:
2007	$316.3	$(32.7)	$283.6
2006	220.2	(32.0)	188.2
Items excluded from Segment Operating Profit:
June 30, 2006:
Mark to market loss on natural gas hedge contracts	$(1.6)		$(1.6)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the three month periods ended June 30, 2007 and 2006 is as follows:

	2007	2006
Segment Operating Profit for the reportable segment	$316.3	$220.2
Items excluded from Segment Operating Profit		(1.6)
Other retained items	(32.7)	(32.0)
Interest expense	(82.2)	(92.5)
Interest income	5.2	4.8
Total	$206.6	$98.9

Financial information for the six month periods ended June 30, 2007 and 2006 regarding the Company’s product segment is as follows:

	Glass Containers	Other Retained Items	Consolidated Totals
Net sales:
2007	$3,681.0		$3,681.0
2006	3,233.5		3,233.5
Segment Operating Profit:
2007	$533.2	$(66.6)	$466.6
2006	386.4	(56.0)	330.4
Items excluded from Segment Operating Profit:
June 30, 2006:
Mark to market loss on natural gas hedge contracts	$(5.1)		$(5.1)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners’ interests in earnings of subsidiaries for the six month periods ended June 30, 2007 and 2006 is as follows:

	2007	2006
Segment Operating Profit for the reportable segment	$533.2	$386.4
Items excluded from Segment Operating Profit		(5.1)
Other retained items	(66.6)	(56.0)
Interest expense	(163.2)	(176.0)
Interest income	8.6	9.7
Total	$312.0	$159.0

Information regarding total assets by segment is as follows:

	Glass Containers	Other Retained Items	Consolidated Totals
Total assets (1):
June 30, 2007	$8,436.6	$1,397.2	$9,833.8
December 31, 2006	8,021.6	1,299.1	9,320.7
June 30, 2006	8,004.2	1,886.2	9,890.4

(1) Assets of discontinued operations are included in other retained items.

8. Derivative Instruments

At June 30, 2007, the Company had the following derivative instruments related to its various hedging programs:

Hedges of Debt

Certain of the Company’s subsidiaries have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers.  These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value.  Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans.  For the three and six months ended June 30, 2007, the amount not offset was not material.

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $750 million that mature from 2007 through 2013.  The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at June 30, 2007:

	Amount Hedged	Receive Rate	Average Spread	Liability Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2008	250.0	7.35%	3.5%	(3.3)
Senior Debentures due 2010	250.0	7.50%	3.2%	(7.4)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(13.8)
Total	$750.0			$(24.5)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At June 30, 2007, the Company had entered into commodity futures contracts for approximately 60% (approximately 7,040,000 MM BTUs) of its estimated usage requirements for the remaining half of 2007 and approximately 19% (approximately 4,310,000 MM BTUs) for the full year of 2008.

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

The above futures contracts are accounted for as cash flow hedges at June 30, 2007.

At June 30, 2007, an unrecognized loss of $14.3 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2007 was not material.

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

Selected information related to the plant closing accrual is as follows:

Plant closing charges	$29.7
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(2.2)
Other	0.7
Remaining plant closing accrual as of December 31, 2006	9.4
Net cash paid	(2.4)
Additional charge	3.0
Remaining plant closing accrual as of March 31, 2007	10.0
Net cash paid	(2.1)
Remaining plant closing accrual as of June 30, 2007	$7.9

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2007 activity translated from Euros into dollars at the June 30, 2007 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(7.9)
Other, principally translation	0.5
Remaining European restructuring accrual as of March 31, 2007	30.7
Net cash paid, principally severance and related benefits	(2.7)
Other, principally translation	0.6
Remaining European restructuring accrual as of June 30, 2007	$28.6

10.  Pensions

The components of the net periodic pension (income) cost for the three months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$14.2	$16.8
Interest cost	53.0	51.3
Expected asset return	(78.7)	(74.5)
Amortization:
Loss	11.5	15.1
Prior service credit	(0.2)
Net amortization	11.3	15.1
Net periodic pension (income) cost	$(0.2)	$8.7
Total for continuing operations	0.4	8.6
Total for discontinued operations	(0.6)	0.1
	$(0.2)	$8.7

The components of the net periodic pension (income) cost for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$28.1	$33.2
Interest cost	105.3	101.8
Expected asset return	(156.7)	(148.0)
Amortization:
Loss	23.0	29.9
Prior service credit	(0.4)
Net amortization	22.6	29.9
Net periodic pension (income) cost	$(0.7)	$16.9
Total for continuing operations	0.6	16.6
Total for discontinued operations	(1.3)	0.3
	$(0.7)	$16.9

11.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$0.9	$1.2
Interest cost	4.4	4.4
Amortization:
Prior service credit	(1.1)	(1.0)
Loss	1.6	1.2
Net amortization	0.5	0.2
Net postretirement benefit cost	$5.8	$5.8
Total for continuing operations	5.0	5.1
Total for discontinued operations	0.8	0.7
	$5.8	$5.8

The components of the net postretirement benefit cost for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$1.7	$2.4
Interest cost	8.7	8.8

Amortization:
Prior service credit	(2.1)	(2.1)
Loss	3.2	2.4
Net amortization	1.1	0.3
Net postretirement benefit cost	$11.5	$11.5
Total for continuing operations	10.0	10.1
Total for discontinued operations	1.5	1.4
	$11.5	$11.5

12. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS No. 157”).  FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The statement does not require any new fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007.   Adoption of FAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Information about the Company’s unrecognized income tax benefits is as follows:

	Balance	2007	Balance
	Dec. 31, 2006	Changes	June 30, 2007

Unrecognized income tax benefits that affect effective tax rate upon recognition	$18.9	$3.4	$22.3
Unrecognized income tax benefits that do not affect tax rate or are offset by valuation allowances	25.0	—	25.0
Interest	3.1	1.8	4.9
Penalties	—	—	—
Total unrecognized income tax benefits	$47.0	$5.2	$52.2

The $5.2 million increase recorded for the six month period ended June 30, 2007 is related to a number of changes in estimated unrecognized tax benefits in various tax jurisdictions none of which is individually material. In connection with adopting FIN 48, the Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

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

No changes in settled tax years have occurred from December 31, 2006 to June 30, 2007.

The Company does not anticipate a significant change in the total amount of unrecognized income tax benefits within the next twelve months.

14. Discontinued Operations

On June 11, 2007, the Company announced that it had concluded the strategic review process of its plastics portfolio and entered into a definitive agreement with Rexam PLC to sell its plastics packaging business.  On July 31, 2007, the Company completed the sale for approximately $1.825 billion in cash.

Included in the sale were 19 plastics manufacturing plants in the U.S. (including Puerto Rico), Mexico, Brazil, Hungary, Singapore and Malaysia.  The plastics packaging business is comprised of HealthCare Packaging and Closure & Specialty Products which design, manufacture and sell plastic packaging solutions for companies in the pharmaceutical, healthcare, food and beverage, personal care, household and automotive industries.  The plastics packaging business comprised the Company’s former Plastics Packaging segment.

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 2007 and 2006 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation. At June 30, 2007 and 2006, and December 31, 2006, the assets and liabilities of the plastics packaging business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net sales	$200.9	$200.7	$389.2	$400.3
Other revenue (expense), net	(0.1)	1.0	(0.1)	1.4
	200.8	201.7	389.1	401.7
Costs and expenses:

Manufacturing, shipping and delivery	153.2	155.2	297.5	310.7
Research, development and engineering	3.4	3.9	7.2	7.7
Selling and administrative	8.7	9.1	16.9	17.2
Interest	34.4	37.9	68.3	73.8
Other	1.9	4.8	2.3	4.9
	201.6	210.9	392.2	414.3
Losses before items below	(0.8)	(9.2)	(3.1)	(12.6)
Provision for income taxes	3.2	(1.3)	3.0	(1.4)
Minority share owners’ interests in earnings of subsidiaries	0.1		0.1
Net losses from discontinued operations	$(4.1)	$(7.9)	$(6.2)	$(11.2)

The condensed consolidated balance sheet at June 30, 2007, December 31, 2006, and June 30, 2006 included the following assets and liabilities related to the discontinued operations:

	Balance at	Balance at	Balance at
	June 30,	December 31,	June 30,
	2007	2006	2006
Assets:
Inventories	$50.3	$46.9	$49.3
Accounts receivable	72.0	56.7	71.3
Other current assets	2.1	1.2	1.9
Total current assets	124.4	104.8	122.5
Goodwill	215.5	209.5	209.5
Other long-term assets	46.3	43.0	46.0
Net property, plant and equipment	330.1	319.2	318.5
Total assets	$716.3	$676.5	$696.5

Liabilities:
Accounts payable and other current liabilities	$77.5	$70.9	$81.9
Other long-term liabilities	7.9	1.6	1.5
Total liabilities	$85.4	$72.5	$83.4

15.  Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the Senior Notes and Senior Secured Notes of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and intercompany balances and transactions.

	June 30, 2007
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$126.4	$32.3	$1,105.1	$—	$1,263.8
Inventories		157.0	0.4	843.6	—	1,001.0
Other current assets		22.4	22.2	403.5		448.1
Assets of discontinued operations			107.1	17.3		124.4
Total current assets	—	305.8	162.0	2,369.5	—	2,837.3

Investments in and advances to subsidiaries	2,106.2	3,152.5	36.2		(5,294.9)	—
Goodwill		561.0	17.8	1,745.5		2,324.3
Other non-current assets		158.8	577.5	491.4	(4.8)	1,222.9
Assets of discontinued operations			525.5	66.4		591.9
Total other assets	2,106.2	3,872.3	1,157.0	2,303.3	(5,299.7)	4,139.1
Property, plant and equipment, net		656.0	47.7	2,153.7		2,857.4
Total assets	$2,106.2	$4,834.1	$1,366.7	$6,826.5	$(5,299.7)	$9,833.8
Current liabilities :
Accounts payable and accrued liabilities	$—	$351.6	$62.9	$1,006.6	$(12.6)	$1,408.5
Short-term loans and long-term debt due within one year	250.0	(3.3)		499.8		746.5
Liabilities of discontinued operations			67.6	9.9		77.5
Total current liabilities	250.0	348.3	130.5	1,516.3	(12.6)	2,232.5
Liabilities of discontinued operations			0.1	7.8		7.9
Long-term debt	500.0	3,252.0	19.7	1,117.9		4,889.6
Other non-current liabilities and minority interests		48.7	295.3	1,002.1	1.5	1,347.6
Investments by and advances from parent		1,185.1	921.1	3,182.4	(5,288.6)	—
Share owner’s equity	1,356.2					1,356.2
Total liabilities and share owner’s equity	$2,106.2	$4,834.1	$1,366.7	$6,826.5	$(5,299.7)	$9,833.8

	December 31, 2006
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$78.3	$4.6	$958.2	$—	$1,041.1
Inventories		150.9	1.6	839.6		992.1
Other current assets		17.7	7.0	270.0		294.7
Assets of discontinued operations			93.0	11.8		104.8
Total current assets	—	246.9	106.2	2,079.6	—	2,432.7

Investments in and ad-vances to subsidiaries	2,094.3	3,367.1	2.3		(5,463.7)	—
Goodwill		562.1	13.9	1,679.2		2,255.2
Other non-current assets		188.1	530.0	474.8	(6.3)	1,186.6
Assets of discontinued operations			521.6	50.1		571.7
Total other assets	2,094.3	4,117.3	1,067.8	2,204.1	(5,470.0)	4,013.5
Property, plant and equipment, net		667.3	47.8	2,159.4		2,874.5
Total assets	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7
Current liabilities :
Accounts payable and accrued liabilities	$—	$383.2	$52.9	$973.3	$(0.8)	$1,408.6
Short-term loans and long-term debt due within one year	300.0	(1.7)		438.9		737.2
Liabilities of discontinued operations			65.5	5.4		70.9
Total current liabilities	300.0	381.5	118.4	1,417.6	(0.8)	2,216.7
Liabilities of discontinued operations			0.1	1.5		1.6
Long-term debt	750.0	3,291.3	20.1	665.3		4,726.7
Other non-current liabilities and minority interests		75.9	271.7	976.8	7.0	1,331.4
Investments by and ad-vances from parent		1,282.8	811.5	3,381.9	(5,476.2)	—
Share owner’s equity	1,044.3					1,044.3
Total liabilities and share owner’s equity	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7

	June 30, 2006
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$106.4	$21.0	$1,063.8	$—	$1,191.2
Inventories		125.9	1.3	840.8	—	968.0
Other current assets		7.8	32.0	307.0		346.8
Assets of discontinued operations			109.3	13.2		122.5
Total current assets	—	240.1	163.6	2,224.8	—	2,628.5

Investments in and advances to subsidiaries	2,565.9	3,166.8	(0.7)		(5,732.0)	—
Goodwill		562.1	13.9	1,647.3		2,223.3
Other non-current assets		192.9	1,063.3	407.7	(7.1)	1,656.8
Assets of discontinued operations			522.0	52.0		574.0
Total other assets	2,565.9	3,921.8	1,598.5	2,107.0	(5,739.1)	4,454.1
Property, plant and equipment, net		681.4	38.6	2,087.8		2,807.8
Total assets	$2,565.9	$4,843.3	$1,800.7	$6,419.6	$(5,739.1)	$9,890.4
Current liabilities :
Accounts payable and accrued liabilities	$—	$339.0	$43.9	$967.6	$(10.3)	$1,340.2
Short-term loans and long-term debt due within one year	300.0	(3.8)		391.2		687.4
Liabilities of discontinued operations			72.3	9.6		81.9
Total current liabilities	300.0	335.2	116.2	1,368.4	(10.3)	2,109.5
Liabilities of discontinued operations			0.1	1.4		1.5
Long-term debt	750.0	3,256.4	15.9	859.3		4,881.6
Other non-current liabilities and minority interests		103.9	250.4	1,021.7	5.9	1,381.9
Investments by and advances from parent		1,147.8	1,418.1	3,168.8	(5,734.7)	—
Share owner’s equity	1,515.9					1,515.9
Total liabilities and share owner’s equity	$2,565.9	$4,843.3	$1,800.7	$6,419.6	$(5,739.1)	$9,890.4

	Three months ended June 30, 2007
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$541.3	$0.5	$1,477.2	$(22.0)	$1,997.0
Interest		—	0.5	4.7		5.2
Equity earnings from subsidiaries	153.8	123.6	31.1		(308.5)	—
Other equity earnings		1.5	4.8	2.5		8.8
Other revenue		61.8	0.4	1.7	(57.8)	6.1
Total revenue	153.8	728.2	37.3	1,486.1	(388.3)	2,017.1

Manufacturing, shipping, and delivery		440.1	(2.0)	1,164.6	(35.1)	1,567.6
Research, engineering, selling, administrative, and other		23.6	36.8	100.5	(0.2)	160.7
Net intercompany interest	(17.5)	(6.6)	26.9	(2.8)		—
Other interest expense	17.5	72.5	(34.0)	26.2		82.2
Total costs and expense	—	529.6	27.7	1,288.5	(35.3)	1,810.5

Earnings from continuing operations before items below	153.8	198.6	9.6	197.6	(353.0)	206.6
Provision (credit) for income taxes		12.8	(6.9)	32.3		38.2
Minority share owners’ interests in earnings of subsidiaries			0.8	10.7	3.1	14.6
Earnings from continuing operations	153.8	185.8	15.7	154.6	(356.1)	153.8
Net earnings of discontinued operations	(4.1)		(4.2)	0.1	4.1	(4.1)
Net earnings	$149.7	$185.8	$11.5	$154.7	$(352.0)	$149.7

	Three months ended June 30, 2006
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$492.4	$(0.7)	$1,277.1	$(24.0)	$1,744.8
Interest		—	0.3	4.5		4.8
Equity earnings from subsidiaries	34.7	72.2	13.8		(120.7)	—
Other equity earnings		2.9	2.7	1.8		7.4
Other revenue		13.8	3.1	5.4	(15.4)	6.9
Total revenue	34.7	581.3	19.2	1,288.8	(160.1)	1,763.9

Manufacturing, shipping, and delivery		426.2	2.2	1,036.8	(34.8)	1,430.4
Research, engineering, selling, administrative, and other		27.2	31.5	83.4		142.1
Net intercompany interest	(20.6)	(9.6)	20.6	9.6		—
Other interest expense	20.6	82.9	(37.6)	26.6		92.5
Total costs and expense	—	526.7	16.7	1,156.4	(34.8)	1,665.0

Earnings from continuing operations before items below	34.7	54.6	2.5	132.4	(125.3)	98.9
Provision (credit) for income taxes		(4.3)	9.0	33.1	0.7	38.5
Minority share owners’ interests in earnings of subsidiaries				8.9	1.0	9.9
Earnings from continuing operations	34.7	58.9	(6.5)	90.4	(127.0)	50.5
Net earnings of discontinued operations	(7.9)		(3.5)	(4.4)	7.9	(7.9)
Net earnings	$26.8	$58.9	$(10.0)	$86.0	$(119.1)	$42.6

	Six months ended June 30, 2007
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,000.3	$0.8	$2,729.1	$(49.2)	$3,681.0
Interest		—	1.0	7.6		8.6
Equity earnings from subsidiaries	209.1	202.9	37.1		(449.1)	—
Other equity earnings		3.7	6.0	4.2		13.9
Other revenue		77.1	0.8	5.0	(68.3)	14.6
Total revenue	209.1	1,284.0	45.7	2,745.9	(566.6)	3,718.1

Manufacturing, shipping, and delivery		830.3	1.2	2,166.6	(74.3)	2,923.8
Research, engineering, selling, administrative, and other		51.0	68.4	199.9	(0.2)	319.1
Net intercompany interest	(38.1)	(14.7)	52.1	0.7		0.0
Other interest expense	38.1	146.8	(67.5)	45.8		163.2
Total costs and expense	—	1,013.4	54.2	2,413.0	(74.5)	3,406.1

Earnings from continuing operations before items below	209.1	270.6	(8.5)	332.9	(492.1)	312.0
Provision (credit) for income taxes		5.4	(0.3)	71.7		76.8
Minority share owners’ interests in earnings of subsidiaries			0.8	20.9	4.4	26.1
Earnings from continuing operations	209.1	265.2	(9.0)	240.3	(496.5)	209.1
Net earnings of discontinued operations	(6.2)		(5.9)	(0.3)	6.2	(6.2)
Net earnings	$202.9	$265.2	$(14.9)	$240.0	$(490.3)	$202.9

	Six months ended June 30, 2006
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$948.3	$(2.2)	$2,334.0	$(46.6)	$3,233.5
Interest		—	1.2	8.5		9.7
Equity earnings from subsidiaries	78.1	133.9	2.7		(214.7)	—
Other equity earnings		5.4	4.7	2.9		13.0
Other revenue		27.3	10.4	9.0	(25.9)	20.8
Total revenue	78.1	1,114.9	16.8	2,354.4	(287.2)	3,277.0

Manufacturing, shipping, and delivery		824.4	(1.4)	1,905.4	(68.5)	2,659.9
Research, engineering, selling, administrative, and other		56.7	64.7	160.7		282.1
Net intercompany interest	(41.2)	(18.8)	40.4	19.6		—
Other interest expense	41.2	158.6	(73.2)	49.4		176.0
Total costs and expense	—	1,020.9	30.5	2,135.1	(68.5)	3,118.0

Earnings from continuing operations before items below	78.1	94.0	(13.7)	219.3	(218.7)	159.0
Provision (credit) for income taxes		0.2	1.1	60.6		61.9
Minority share owners’ interests in earnings of subsidiaries				18.2	0.8	19.0
Earnings from continuing operations	78.1	93.8	(14.8)	140.5	(219.5)	78.1
Net earnings of discontinued operations	(11.2)		(7.3)	(3.9)	11.2	(11.2)
Net earnings	$66.9	$93.8	$(22.1)	$136.6	$(208.3)	$66.9

	Six months ended June 30, 2007
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$24.1	$(53.8)	$312.7	$(53.5)	$229.5
Investing Activities:
Additions to property, plant, and equipment - continuing operations		(31.4)	(2.8)	(67.9)		(102.1)
Additions to property, plant, and equipment - discontinued operations			(21.6)	(1.7)		(23.3)
Acquisition, net of cash acquired				(9.8)		(9.8)
Proceeds from sales		5.5	0.9	1.1		7.5
Cash used in investing activities	—	(25.9)	(23.5)	(78.3)	—	(127.7)
Financing Activities:
Net distribution to OI Inc.	(381.2)					(381.2)
Change in intercompany transactions	381.2	45.8	96.8	(577.3)	53.5	—
Change in short term debt				70.0		70.0
Payments of long term debt		(44.0)	(0.4)	(22.5)		(66.9)
Borrowings of long term debt				403.6		403.6
Payments of finance fees				(6.6)		(6.6)
Net payments for debt-related hedging activity				(3.9)		(3.9)
Cash provided by financing activities	—	1.8	96.4	(136.7)	53.5	15.0
Effect of exchange rate change on cash				8.9		8.9
Net change in cash	—	—	19.1	106.6	—	125.7
Cash at beginning of period		—	9.8	212.9		222.7
Cash at end of period	$—	—	$28.9	$319.5	$—	$348.4

	Six months ended June 30, 2006
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(46.9)	$1.8	$6.3	$22.6	$(16.2)
Investing Activities:
Additions to property, plant, and equipment - continuing operations		(26.3)	(5.5)	(78.3)		(110.1)
Additions to property, plant, and equipment - discontinued operations			(13.4)	(0.8)		(14.2)
Proceeds from sales		0.7	0.1	6.8		7.6
Cash provided by (used in) investing activities	—	(25.6)	(18.8)	(72.3)	—	(116.7)
Financing Activities:
Net distribution to OI Inc.	(86.2)					(86.2)
Change in intercompany transactions	86.2	192.3	(3.4)	(252.5)	(22.6)	—
Change in short term debt				103.1		103.1
Payments of long term debt		(234.4)		(548.4)		(782.8)
Borrowings of long term debt		119.0		797.2		916.2
Payments of finance fees		(4.4)		(7.9)		(12.3)
Net payments for debt-related hedging activity				(11.6)		(11.6)
Cash provided by (used in) financing activities	—	72.5	(3.4)	79.9	(22.6)	126.4
Effect of exchange rate change on cash				4.6		4.6
Net change in cash	—	—	(20.4)	18.5	—	(1.9)
Cash at beginning of period		—	30.6	216.0		246.6
Cash at end of period	$—	—	$10.2	$234.5	$—	$244.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended June 30, 2007 and 2006

Net sales of the Glass Containers segment were $252.2 million higher than the prior year principally resulting from improved pricing, increased unit shipments, and favorable foreign currency exchange rates.

Segment Operating Profit of the Glass Containers segment was $96.1 million higher than the prior year.  The benefits of higher selling prices, improved productivity, and increased unit shipments were partially offset by inflationary cost increases.

Interest expense from continuing operations for the second quarter of 2007 was $82.2 million compared to $92.5 million in the second quarter of 2006.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the Company’s previous credit agreement.

Net earnings from continuing operations for the second quarter of 2007 were $153.8 million, compared to $50.5 million for the second quarter of 2006.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items increased net earnings in 2007 by $13.5 million and decreased net earnings in 2006 by $11.4 million.

Six months ended June 30, 2007 and 2006

Net sales of the Glass Containers segment were $447.5 million higher than the prior year principally resulting from improved pricing, increased unit shipments, and favorable foreign currency exchange rates.

Segment Operating Profit of the Glass Containers segment was $146.8 million higher than the prior year.  The benefits of higher selling prices, improved productivity, and increased unit shipments were partially offset by inflationary cost increases.

Interest expense from continuing operations for the first six months of 2007 was $163.2 million compared to $176.0 million for the first six months of 2006.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the Company’s previous credit agreement.

Net earnings from continuing operations for the first six months of 2007 were $209.1 million compared to $78.1 million for the first six months of 2006.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items increased net earnings in 2007 by $13.5 million and decreased net earnings in 2006 by $14.7 million.

Results of Operations – Second Quarter of 2007 compared with Second Quarter of 2006

Net Sales

The Company’s net sales, consisting of net sales of the Glass Containers segment, increased $252.2 million, or 14.5%, over the second quarter of 2006.

The change in net sales can be summarized as follows (dollars in millions):

Net sales - 2006		$1,744.8
Increased sales volume	$86.8
Net effect of price and mix	73.3
Effects of changing foreign currency rates	92.1
Total effect on net sales		252.2
Net sales - 2007		$1,997.0

Segment Operating Profit

The Company’s measure of profit for its reportable segment is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Operating Profit for the product segment in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to the product segment.  Unallocated corporate expenses and certain other expenses not directly related to the product segment’s operations are included in Other Retained Items.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
Glass Containers	$316.3	$220.2

Other retained items	(32.7)	(32.0)

Segment Operating Profit of the Glass Containers segment for the second quarter of 2007 increased $96.1 million, or 43.6%, to $316.3 million, compared with Segment Operating Profit of $220.2 million in the second quarter of 2006.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2006		$220.2
Net effect of price and mix	$71.0
Productivity and production volume	29.6
Increased sales volume	20.7
Effects of changing foreign currency rates	10.9
Operating expense	4.4
Warehouse, delivery and other costs	3.3
Manufacturing inflation, net of cost savings	(40.3)
Other	(3.5)
Total net effect on Segment Operating Profit		96.1
Segment Operating Profit - 2007		$316.3

Other retained items for the second quarter of 2007 were $32.7 million compared to $32.0 million for the second quarter of 2006. The amount for 2006 was increased by $0.7 million to include certain corporate overhead previously allocated to the former Plastics Packaging segment.

Interest Expense

Interest expense for continuing operations for the second quarter of 2007 was $82.2 million compared to $92.5 million in the second quarter of 2006.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the Company’s previous credit agreement.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the second quarter of 2007 was $14.6 million compared to $9.9 million for the second quarter of 2006.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Results of Operations – First six months of 2007 compared with first six months of 2006

Net Sales

The Company’s net sales consisting of net sales of the Glass Containers segment, increased $447.5 million, or 13.8%, over the first six months of 2006.

The change in net sales can be summarized as follows (dollars in millions):

Net sales - 2006		$3,233.5
Increased sales volume	$142.4
Net effect of price and mix	134.5
Effects of changing foreign currency rates	170.6
Total effect on net sales		447.5
Net sales - 2007		$3,681.0

Segment Operating Profit

Operating Profit for the product segment in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  For the Company’s U.S. pension plans, net periodic pension cost (credit) has been allocated to the product segment.  Unallocated corporate expenses and certain other expenses not directly related to the product segment’s operations are included in Other Retained Items.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
Glass Containers	$533.2	$386.4

Other retained items	(66.6)	(56.0)

Segment Operating Profit of the Glass Containers segment for the first six months of 2007 increased $146.8 million, or 38.0%, to $533.2 million, compared with Segment Operating Profit of $386.4 million in the first six months of 2006.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit - 2006		$386.4
Net effect of price and mix	$132.5
Productivity and production volume	57.9
Increased sales volume	38.8
Effects of changing foreign currency rates	18.9
Operating expense	3.4
Manufacturing inflation, net of cost savings	(71.6)
Warehouse, delivery and other costs	(26.3)
Other	(6.8)
Total net effect on Segment Operating Profit		146.8
Segment Operating Profit -2007		$533.2

Other retained items for the first six months of 2007 were $66.6 million compared to $56.0 million for the first six months of 2006. The amount for 2006 was increased by $1.4 million to include certain corporate overhead previously allocated to the former Plastics Packaging segment. The increase from 2006 is mainly due to higher accruals for self-insured risks for property related losses in the first quarter.

Interest Expense

Interest expense from continuing operations for the first six months of 2007 was $163.2 million compared to $176.0 million for the first six months of 2006.  Included in the 2006 interest expense was $10.2 million for the write-off of unamortized finance fees related to the Company’s previous credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the six months ended June 30, 2007 was 24.6%, compared with 38.9% for the first six months of 2006. The provision for 2007 includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations. Excluding that benefit and the effects of separately taxed items in both periods, the Company’s effective tax rate from continuing operations for the six months ended 2007 was 28.9% compared with 39.3% for the six months ended 2006. The reduction is principally due to a change in mix of earnings to jurisdictions where the Company is subject to lower effective rates.  Based upon the current expectations for the mix of earnings for 2007, the Company anticipates that its effective tax rate from continuing operations for the year will be approximately 28%.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for the first six months of 2007 was $26.1 million compared to $19.0 million for the first six months of 2006.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Discontinued Operations

On June 11, 2007, the Company announced that it had concluded the strategic review process of its plastics portfolio and entered into a definitive agreement with Rexam PLC to sell its plastics packaging business.  On July 31, 2007, the Company completed the sale for approximately $1.825 billion in cash.

Included in the sale were 19 plastics manufacturing plants in the U.S. (including Puerto Rico), Mexico, Brazil, Hungary, Singapore and Malaysia.  The plastics packaging business is comprised of HealthCare Packaging and Closure & Specialty Products which design, manufacture and sell plastic packaging solutions for companies in the pharmaceutical, healthcare, food and beverage, personal care, household and automotive industries.  The plastics packaging business comprised the Company’s former Plastics Packaging segment.

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 2007 and 2006 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation. At June 30, 2007 and 2006, and December 31, 2006, the assets and liabilities of the plastics packaging business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net sales	$200.9	$200.7	$389.2	$400.3
Other revenue (expense), net	(0.1)	1.0	(0.1)	1.4
	200.8	201.7	389.1	401.7
Costs and expenses:
Manufacturing, shipping and delivery	153.2	155.2	297.5	310.7
Research, development and engineering	3.4	3.9	7.2	7.7
Selling and administrative	8.7	9.1	16.9	17.2
Interest	34.4	37.9	68.3	73.8
Other	1.9	4.8	2.3	4.9
	201.6	210.9	392.2	414.3
Losses before items below	(0.8)	(9.2)	(3.1)	(12.6)
Provision for income taxes	3.2	(1.3)	3.0	(1.4)
Minority share owners’ interests in earnings of subsidiaries	0.1		0.1
Net losses from discontinued operations	$(4.1)	$(7.9)	$(6.2)	$(11.2)

The condensed consolidated balance sheet at June 30, 2007, December 31, 2006, and June 30, 2006 included the following assets and liabilities related to the discontinued operations:

	Balance at	Balance at	Balance at
	June 30,	December 31,	June 30,
	2007	2006	2006
Assets:
Inventories	$50.3	$46.9	$49.3
Accounts receivable	72.0	56.7	71.3
Other current assets	2.1	1.2	1.9
Total current assets	124.4	104.8	122.5
Goodwill	215.5	209.5	209.5
Other long-term assets	46.3	43.0	46.0
Net property, plant and equipment	330.1	319.2	318.5
Total assets	$716.3	$676.5	$696.5
Liabilities:
Accounts payable and other current liabilities	$77.5	$70.9	$81.9
Other long-term liabilities	7.9	1.6	1.5
Total liabilities	$85.4	$72.5	$83.4

Capital Resources and Liquidity

The Company’s total debt at June 30, 2007 was $5.64 billion, compared to $5.46 billion at December 31, 2006 and $5.57 billion at June 30, 2006.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2007, the Agreement included a $900.0 million revolving credit facility, a 292.5 million Australian dollar term loan, and a 134.6 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan, each of which has a final maturity date of June 14, 2013.

At June 30, 2007 the Company’s subsidiary borrowers had unused credit of $813.1 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2007 was 6.63%.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million.  The notes bear interest at 6.875% and are due March 31, 2017.  The notes are guaranteed by the Company and substantially all of the Company’s domestic subsidiaries.  The proceeds were used to retire the $300 million principal amount of 8.10% Senior Notes which matured in May 2007, and to reduce borrowings under the revolving credit facility.

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company will use the net proceeds to repay secured debt.  In addition, the Amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio, and reduces the commitment fee on the revolver and interest margins on $350 million of term loans.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	Dec. 31,
	2007	2006
Balance (included in short-term loans):

European program	$365.8	$195.0
Asia Pacific program	81.7	84.4

Weighted average interest rate:

European program	4.90%	4.81%
Asia Pacific program	7.45%	7.43%

Cash provided by continuing operating activities in the first six months of 2007 was $226.7 million compared with a use of $163.4 million in the prior year.  The 2006 amount excludes $127.3 million of collections on receivables arising from the consolidation of the receivables securitization program as described in Note 2 to the Condensed Consolidated Financial Statements. Including the 2006 collection of receivables from the securitization program, working capital usage during the first six months improved approximately $81.2 million in 2007 compared to 2006.

Capital spending for property, plant and equipment (continuing operations) was $102.1 million compared to $110.1 million in the prior year.  In addition, the Company capitalized $12.1 million under capital lease obligations with the related financing recorded as long term debt.  The Company continues to focus on reducing capital spending and improving its return on invested capital by improving capital efficiency.

OI Inc. has substantial obligations related to semiannual interest payments on $750.0 million of outstanding public debt securities.  In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments were $93.7 million and $80.7 million for the six months ended June 30, 2007 and 2006, respectively.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

Property, Plant and Equipment

The net carrying amount of property, plant and equipment (“PP&E”) for continuing operations at June 30, 2007 totaled $2,857.4 million, representing 29% of total assets.  Depreciation expense for the first six months of 2007 for continuing operations totaled $209.7 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

Impairment testing requires estimation of the fair value of PP&E based on the discounted value of projected future cash flows generated by the asset group.  The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review.  Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce, inflation, etc.  Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge.  The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.  There were no material charges for impairment of asset groups held for use in the first six months of 2007 or for the years ended December 31, 2006, 2005, and 2004.

The Company is undertaking a strategic review of its global manufacturing footprint.  The review is expected to be completed during the second half of 2007.  It is possible that the Company may conclude in the future that it will close or temporarily idle selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of June 30, 2007, no decisions had been made and no events had occurred that would require an evaluation of possible impairment in accordance with FAS 144.

Goodwill – Goodwill at June 30, 2007 for continuing operations totaled $2,324.3 million, representing 24% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2006, the Company completed its annual testing and determined that no impairment of goodwill existed.

If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2006, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would also have been impaired.  For example, if projected future cash flows had been decreased by 5%, or alternatively, if the weighted average cost of capital had been increased by 5%, the resulting lower BEV’s would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit. Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 7%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections. At June 30, 2007, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $536 million of the Company’s consolidated goodwill.

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

Other Long-Lived Assets – Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.  There were no material charges for impairment of equity investments during the first six months of 2007 or for the years ended December 31, 2006, 2005, and 2004.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year.  The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year.  At December 31, 2006, the weighted average discount rate for all plans was 5.49%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, results may vary significantly from year to year.  For example, actual returns in the Company’s two largest plans were negative in each of the years 2000-2002.  The returns exceeded 20% in 2003, 18% in 2004, 10% in 2005 and 16% in 2006.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For 2007, the Company’s estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.1% for the year ended December 31, 2006.  The Company recorded pension expense of $0.6 million and $16.6 million for continuing operations for the first six months of 2007 and 2006, respectively, from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $0.9 million of pension expense for continuing operations for the full year of 2007.  The improvement in 2007 is principally the result of higher asset values in the U.S. plans.

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

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate.  Income tax expense on continuing operations was $76.8 million for the six months ended June 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2007 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2007 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.  Exhibits.

Exhibit 2.1

Stock Purchase Agreement among Rexam PLC, Rexam Inc., Owens-Illinois Group, Inc. and Owens-Illinois, Inc. dated as of June 11, 2007 (filed as Exhibit 99.2 to Owens-Illinois, Inc.’s Form 8-K dated June 11, 2007, File No. 1-9576, and incorporated herein by reference).

Exhibit 4.1

Second Amendment to Credit Agreement and Consent, dated June 11, 2007 (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s Form 8-K dated August 6, 2007, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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

OWENS-ILLINOIS GROUP, INC.

Date	August 7, 2007	By	/s/ Edward C. White
Edward C. White
President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits

2.1

Stock Purchase Agreement among Rexam PLC, Rexam Inc., Owens-Illinois Group, Inc. and Owens-Illinois, Inc. dated as of June 11, 2007 (filed as Exhibit 99.2 to Owens-Illinois, Inc.’s Form 8-K dated June 11, 2007, File No. 1-9576, and incorporated herein by reference).

4.1

Second Amendment to Credit Agreement and Consent, dated June 11, 2007 (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s Form 8-K dated August 6, 2007, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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