Form 10-Q
period 2007-09-30
OWENS ILLINOIS GROUP INC
filed 2007-11-09
CIK 812233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Owens-Illinois Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-13061 (Commission File No.)	34-1559348 (IRS Employer Identification No.)
One Michael Owens Way, Perrysburg, Ohio (Address of principal executive offices)	43551-2999 (Zip Code)
567-336-5000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Owens-Illinois Group, Inc. $.01 par value common stock—100 shares at October 31, 2007.

Part I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC. As required by Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has presented the results of operations for the plastics packaging business, which comprised the Company's former Plastic Packaging segment, in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2007 and 2006 as a discontinued operation. As such, results for those periods have been reclassified to conform to this presentation. At September 30, 2006 and December 31, 2006, the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Three months ended September 30,
	2007	2006
Revenues:
Net sales	$1,928.4	$1,717.5
Royalties and net technical assistance	5.0	4.0
Equity earnings	8.4	6.3
Interest	21.4	4.5
Other	3.9	5.6

	1,967.1	1,737.9
Costs and expenses:
Manufacturing, shipping, and delivery	1,511.2	1,403.9
Research and development	3.0	3.4
Engineering	12.3	11.8
Selling and administrative	130.5	128.9
Interest	97.0	91.7
Other	72.7	31.6

	1,826.7	1,671.3

Earnings from continuing operations before items below	140.4	66.6
Provision for income taxes	46.7	45.6
Minority share owners' interests in earnings of subsidiaries	18.1	12.9

Earnings from continuing operations	75.6	8.1
Net earnings of discontinued operations	9.0	0.3
Gain on sale of discontinued operations	1,071.9

Net earnings	$1,156.5	$8.4

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(Dollars in millions)

	Nine months ended September 30,
	2007	2006
Revenues:
Net sales	$5,609.4	$4,951.0
Royalties and net technical assistance	14.7	11.2
Equity earnings	22.3	19.3
Interest	30.0	14.2
Other	8.8	19.2

	5,685.2	5,014.9
Costs and expenses:
Manufacturing, shipping, and delivery	4,435.0	4,063.8
Research and development	8.3	9.8
Engineering	38.2	30.2
Selling and administrative	388.3	375.6
Interest	260.2	267.7
Other	102.8	42.2

	5,232.8	4,789.3

Earnings from continuing operations before items below	452.4	225.6
Provision for income taxes	123.5	107.5
Minority share owners' interests in earnings of subsidiaries	44.2	31.9

Earnings from continuing operations	284.7	86.2
Net earnings (loss) of discontinued operations	2.8	(10.9)
Gain on sale of discontinued operations	1,071.9

Net earnings	$1,359.4	$75.3

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,544.9	$222.7	$242.3
Short-term investments, at cost which approximates market	60.4	32.7	82.6
Receivables, less allowances for losses and discounts ($41.6 at September 30, 2007, $28.7 at December 31, 2006, and $27.8 at September 30, 2006)	1,170.4	1,041.1	1,186.1
Inventories	1,024.1	992.1	954.3
Prepaid expenses	46.3	39.3	44.5
Assets of discontinued operations		104.8	117.4

Total current assets	3,846.1	2,432.7	2,627.2
Investments and other assets:
Equity investments	76.5	96.3	90.3
Repair parts inventories	140.4	135.3	158.1
Prepaid pension	529.9	488.5	994.2
Deposits, receivables, and other assets	460.3	466.5	413.3
Goodwill	2,388.0	2,255.2	2,229.8
Assets of discontinued operations		571.7	568.9

Total other assets	3,595.1	4,013.5	4,454.6
Property, plant, and equipment, at cost	6,251.8	5,842.6	5,664.2
Less accumulated depreciation	3,358.5	2,968.1	2,874.4

Net property, plant, and equipment	2,893.3	2,874.5	2,789.8

Total assets	$10,334.5	$9,320.7	$9,871.6

CONDENSED CONSOLIDATED BALANCE SHEETS — continued

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$1,862.1	$737.2	$612.6
Accounts payable	945.4	890.2	828.5
Other liabilities	643.2	518.4	604.0
Liabilities of discontinued operations		70.9	83.2

Total current liabilities	3,450.7	2,216.7	2,128.3
Liabilities of discontinued operations		1.6	1.4
Long-term debt	2,983.9	4,726.7	4,908.4
Deferred taxes	101.9	111.1	191.5
Pension benefits	330.9	335.0	307.5
Nonpension postretirement benefits	283.4	293.1	282.6
Other liabilities	399.1	385.6	361.7
Minority share owners' interests	237.7	206.6	196.3
Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,209.9	1,384.7	1,410.2
Retained earnings	1,613.2	253.8	236.6
Accumulated other comprehensive income	(276.2)	(594.2)	(152.9)

Total share owner's equity	2,546.9	1,044.3	1,493.9

Total liabilities and share owner's equity	$10,334.5	$9,320.7	$9,871.6

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
CONDENSED CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,359.4	$75.3
Net (earnings) loss of discontinued operations	(2.8)	10.9
Gain on sale of discontinued operations	(1,071.9)
Non-cash charges (credits):
Depreciation	320.9	321.7
Amortization of intangibles and other deferred items	18.9	16.8
Amortization of finance fees	6.6	4.4
Deferred tax provision	16.8	(6.0)
Caribbean and European restructuring and asset impairment	61.9
Natural gas futures contracts mark to market		6.7
Charge for closing the Godfrey, Illinois plant		29.7
Other	48.2	14.0
Change in non-current operating assets	13.3	(42.4)
Change in non-current liabilities	(56.9)	(50.9)
Change in components of working capital	(17.7)	(374.0)

Cash provided by continuing operating activities	696.7	6.2
Cash provided by discontinued operating activities	11.3	36.0
Cash flows from investing activities:
Additions to property, plant, and equipment—continuing	(164.7)	(178.7)
Additions to property, plant, and equipment—discontinued	(23.3)	(21.5)
Collections on receivables arising from consolidation of receivables securitization program		127.3
Acquisitions, net of cash acquired	(9.8)
Net cash proceeds from divestitures and asset sales	1,798.0	14.4

Cash provided by (utilized in) investing activities	1,600.2	(58.5)
Cash flows from financing activities:
Additions to long-term debt	403.6	1,181.5
Repayments of long-term debt	(873.8)	(1,073.4)
Increase (decrease) in short-term loans	(28.7)	52.9
Net payments for debt-related hedging activity		(4.3)
Payment of finance fees	(6.3)	(12.3)
Net change in payable to parent	(300.0)
Distributions to parent	(198.5)	(139.0)

Cash provided by financing activities	(1,003.7)	5.4
Effect of exchange rate fluctuations on cash	17.7	6.6

Increase (decrease) in cash	1,322.2	(4.3)
Cash at beginning of period	222.7	246.6

Cash at end of period	$1,544.9	$242.3

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions

1. Basis of Presentation

The Company is a 100%-owned subsidiary of Owens-Illinois, Inc. ("OI Inc."). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness, dividends for preferred stock and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

2. Debt

The following table summarizes the long-term debt of the Company:

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$45.2	$263.1
Term Loans:
Term Loan A (292.5 million AUD at June 30, 2007)	198.4	231.5	224.3
Term Loan B	195.5	195.5	200.0
Term Loan C (134.6 million CAD at June 30, 2007)	122.4	115.9	124.1
Term Loan D (€195.5 million at June 30, 2007)	276.9	257.4	254.2
Senior Secured Notes (included in amounts due within one year at Sept. 30, 2007):
8.875%, due 2009	566.9	850.0	850.0
7.75%, due 2011		450.0	450.0
8.75%, due 2012	625.0	625.0	625.0
Senior Notes:
8.25%, due 2013	442.3	440.8	431.8
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	318.7	296.2	286.0
6.875%, due 2017 (€300 million)	424.9
Payable to OI Inc.	746.3	1,038.1	1,036.3
Other	114.2	105.5	82.9

Total long-term debt	4,431.5	5,051.1	5,227.7
Less amounts due within one year	1,447.6	324.4	319.3

Long-term debt	$2,983.9	$4,726.7	$4,908.4

On June 14, 2006, the Company's subsidiary borrowers entered into the Secured Credit Agreement (the "Agreement"). At September 30, 2007, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 122.5 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan, each of which has a final maturity date of June 14, 2013.

At September 30, 2007 the Company's subsidiary borrowers had unused credit of $817.5 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2007 was 6.78%.

During March 2007, a subsidiary of the Company issued Senior Notes totaling €300.0 million. The notes bear interest at 6.875% and are due March 31, 2017. The notes are guaranteed by the Company and substantially all of the Company's domestic subsidiaries. The proceeds were used to retire the $300 million principal amount of 8.10% Senior Notes which matured in May 2007, and to reduce borrowings under the revolving credit facility.

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash. In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company is required to use the net proceeds (as defined in the Agreement) to repay senior secured debt. In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio, and reduces the commitment fee on the revolver and interest margins on $320 million of term loans. The Company used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes. The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, will be used to redeem all $625.0 million of the 8.75% Senior Secured Notes on November 15, 2007. A substantial amount of the cash reported on the balance sheet at September 30, 2007 is being used to fund these debt retirements together with the related premiums and other costs.

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

Information related to the Company's accounts receivable securitization program is as follows:

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Balance (included in short-term loans)	$378.7	$279.4	$205.9
Weighted average interest rate	5.75%	5.60%	5.51%

3. Supplemental Cash Flow Information

	Nine months ended September 30,
	2007	2006
Interest paid in cash	$294.4	$290.3
Income taxes paid in cash	122.8	88.9

4. Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments. Total comprehensive income is as follows:

	Three months ended September 30,
	2007	2006
Net earnings	$1,156.5	$8.4
Foreign currency translation adjustments	132.8	32.1
Pension and other postretirement benefit adjustments	8.8
Change in fair value of derivative instruments, net of tax	3.4	(17.1)

Total comprehensive income	$1,301.5	$23.4

	Nine months ended September 30,
	2007	2006
Net earnings	$1,359.4	$75.3
Foreign currency translation adjustments	261.6	142.6
Pension and other postretirement benefit adjustments	32.4
Change in fair value of derivative instruments, net of tax	24.0	(59.6)

Total comprehensive income	$1,677.4	$158.3

For the nine months ended September 30, 2007, foreign currency translation adjustments includes a loss of approximately $22.4 million related to a hedge of the Company's net investment in a non-U.S. subsidiary.

5. Inventories

Major classes of inventory are as follows:

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Finished goods	$856.8	$824.3	$797.1
Work in process	2.3	7.7	5.1
Raw materials	93.1	92.9	84.0
Operating supplies	71.9	67.2	68.1

	$1,024.1	$992.1	$954.3

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

As of September 30, 2007, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 14,000 plaintiffs and claimants. Based on an analysis of the claims and lawsuits pending as of December 31, 2006, approximately 91% of plaintiffs and claimants either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court. Approximately 8% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million. Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs' counsel throughout the country. These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.'s former business unit during its manufacturing period ending in 1958. Some plaintiffs' counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system. During the third quarter of 2007, OI Inc. accelerated the disposition and payment of accumulated but previously unpresented claims. OI Inc. believes that as of September 30, 2007 there are approximately 10,000 claims against other defendants and which are likely to be asserted some time in the future against OI Inc. These claims are not included in the pending "lawsuits and claims" totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of September 30, 2007, has disposed of the asbestos claims of approximately 358,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $6,700. Certain of these dispositions have included deferred amounts payable over a number of years. Deferred amounts payable totaled approximately $55.2 million at September 30, 2007 ($82.6 million at December 31, 2006) and are included in the foregoing average indemnity payment per claim. OI Inc.'s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time. As discussed above, a part of OI Inc.'s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements. Under such agreements, qualification by meeting certain illness and exposure criteria has tended to reduce the number of claims presented to OI Inc. that would ultimately be dismissed or rejected due to the absence of impairment or product exposure evidence. OI Inc. expects that as a result there may be an increase in the per claim average indemnity payment involved in such resolution.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $3.11 billion through 2006, before insurance recoveries, for its asbestos-related liability. OI Inc.'s ability to reasonably estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial damage awards, the use of litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the growing number of co-defendants that have filed for bankruptcy.

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

The ultimate legal and financial liability of OI Inc. with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. OI Inc.'s reported results of operations for 2006 were materially affected by the $120.0 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial. Any future additional charge would likewise materially affect OI Inc.'s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company's and OI Inc.'s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.'s asbestos-related payments and to fund the Company's working capital and capital expenditure requirements on a short-term and long-term basis.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations, cash flows or financial condition.

7. Segment Information

The Company operates in the rigid packaging industry. The Company has one reportable product segment within the rigid packaging industry, Glass Containers. The Glass Containers segment includes operations in Europe, the Americas, and the Asia Pacific region.

The Company's measure of profit for its reportable segment is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations. The Company's management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for the product segment includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to the product segment. Unallocated corporate expenses and certain other expenses not directly related to the product segment's operations are included in Other Retained Items.

Financial information for the three month periods ended September 30, 2007 and 2006 regarding the Company's product segment is as follows:

	Glass Containers	Other Retained Items	Consolidated Totals
Net sales:
2007	$1,928.4		$1,928.4
2006	1,717.5		1,717.5

Segment Operating Profit:
2007	$309.6	$(31.7)	$277.9
2006	207.6	(22.5)	185.1

Items excluded from Segment Operating Profit:
Sept. 30, 2007:
Caribbean and European restructuring and asset impairment	$(61.9)		$(61.9)
Sept. 30, 2006:
Mark to market loss on natural gas hedge contracts	(1.6)		(1.6)
Charge for closing the Godfrey, Illinois plant	(29.7)		(29.7)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the three month periods ended September 30, 2007 and 2006 is as follows:

	2007	2006
Segment Operating Profit for the reportable segment	$309.6	$207.6
Items excluded from Segment Operating Profit	(61.9)	(31.3)
Other retained items	(31.7)	(22.5)
Interest expense	(97.0)	(91.7)
Interest income	21.4	4.5

Total	$140.4	$66.6

Financial information for the nine month periods ended September 30, 2007 and 2006 regarding the Company's product segment is as follows:

	Glass Containers	Other Retained Items	Consolidated Totals
Net sales:
2007	$5,609.4		$5,609.4
2006	4,951.0		4,951.0

Segment Operating Profit:
2007	$842.8	$(98.3)	$744.5
2006	594.0	(78.5)	515.5

Items excluded from Segment Operating Profit:
Sept. 30, 2007:
Caribbean and European restructuring and asset impairment	$(61.9)		$(61.9)
Sept. 30, 2006:
Mark to market loss on natural gas hedge contracts	(6.7)		(6.7)
Charge for closing the Godfrey, Illinois plant	(29.7)		(29.7)

The reconciliation of Segment Operating Profit to earnings before income taxes and minority share owners' interests in earnings of subsidiaries for the nine month periods ended September 30, 2007 and 2006 is as follows:

	2007	2006
Segment Operating Profit for the reportable segment	$842.8	$594.0
Items excluded from Segment Operating Profit	(61.9)	(36.4)
Other retained items	(98.3)	(78.5)
Interest expense	(260.2)	(267.7)
Interest income	30.0	14.2

Total	$452.4	$225.6

Information regarding total assets by segment is as follows:

	Glass Containers	Other Retained Items	Consolidated Totals
Total assets(1):
September 30, 2007	$8,961.5	$1,373.0	$10,334.5
December 31, 2006	8,021.6	1,299.1	9,320.7
September 30, 2006	7,983.6	1,888.0	9,871.6

(1)
Assets of discontinued operations are included in other retained items prior to September 30, 2007.

8. Other Costs and Expenses

During the third quarter of 2007, the Company recorded a charge of $61.9 million ($55.0 million after tax), for restructuring and asset impairment in the Caribbean and Europe. The charge reflects the initial conclusions of the Company's ongoing strategic review of its global manufacturing footprint. In the Company's 50%-owned affiliate in the Caribbean, declining operational performance and a negative long-term outlook resulted in a write down of the Company's investment in, and advances to, the affiliate and an accrual for certain contingent contractual obligations. In Europe, decisions to curtail selected production capacity, based primarily on inadequate cash flows, resulted in a write down of manufacturing assets and an accrual for estimated employee separation costs. In total, asset impairment write downs amounted to $48.3 million and accruals for probable future cash expenditures amounted to $13.6 million.

During the third quarter of 2006, the Company recorded a charge of $29.7 million ($27.7 million after tax), principally related to the closing of its Godfrey, Illinois machine parts manufacturing and assembly operation. See Note 10 for details.

9. Derivative Instruments

At September 30, 2007, the Company had the following derivative instruments related to its various hedging programs:

Hedges of Debt

Certain of the Company's subsidiaries have entered into short term forward exchange contracts which effectively swap intercompany loans to other subsidiaries that are denominated in the functional currency of the borrowers. These contracts swap the principal amount of loans and in some cases they swap the related interest.

The Company recognizes the above derivatives on the balance sheet at fair value. Accordingly, the changes in the value of the swaps are recognized in current earnings and are expected to substantially offset any exchange rate gains or losses on the related nonfunctional currency loans. For the three and nine months ended September 30, 2007, the amount not offset was not material.

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $750 million that mature from 2008 through 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at September 30, 2007:

	Amount Hedged	Receive Rate	Average Spread	Liability Recorded
OI Inc. public notes swapped by the Company through intercompany loans:
Senior Notes due 2008	250.0	7.35%	3.5%	(1.2)
Senior Debentures due 2010	250.0	7.50%	3.2%	(2.5)
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(7.7)

Total	$750.0			$(11.4)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At September 30, 2007, the Company had entered into commodity futures contracts for approximately 60% (approximately 3,530,000 MM BTUs) of its estimated North American usage requirements for the remaining three months of 2007 and approximately 41% (approximately 9,620,000 MM BTUs) for the full year of 2008.

The Company accounts for the above futures contracts on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners' equity ("OCI") and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at September 30, 2007.

At September 30, 2007, an unrecognized loss of $10.9 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months. The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2007 was not material.

Other Hedges

The Company's subsidiaries may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries' functional currency. Subsidiaries may also use forward exchange agreements to offset the foreign currency risk for receivables and payables not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.

10. Restructuring Accruals

In September 2006, the Company announced the permanent closing of its Godfrey, Illinois machine parts manufacturing and assembly operation. The facility was closed by the end of 2006. This closing is part of a broad initiative to reduce working capital and improve system costs. The Company also closed a small recycling facility in Ohio. As a result of these actions, the Company recorded a charge of $29.7 million ($27.7 million after tax) in other costs and expenses in the third quarter of 2006.

The closing of these facilities resulted in the elimination of approximately 260 jobs and a corresponding reduction in the Company's workforce. The Company anticipates that it will pay out approximately $14.5 million in cash related to insurance, benefits, plant clean up, and other plant closing costs. The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the plant closing accrual is as follows:

Plant closing charges	$29.7
Write-down of assets to net realizable value	(11.7)
Recognition of employee separation benefits	(7.1)
Net cash paid	(2.2)
Other	0.7

Remaining plant closing accrual as of December 31, 2006	9.4
Net cash paid	(2.4)
Additional charge	3.0

Remaining plant closing accrual as of March 31, 2007	10.0
Net cash paid	(2.1)
Remaining plant closing accrual as of June 30, 2007	7.9
Net cash paid	(0.7)

Remaining plant closing accrual as of September 30, 2007	$7.2

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

These actions resulted in the elimination of approximately 400 jobs and a corresponding reduction in the Company's workforce. The Company anticipates that it will pay a total of approximately €110.9 million in cash related to severance, benefits, plant clean-up, and other plant closing costs related to restructuring accruals. In addition, the Company expects to pay a total of approximately €65 million for other European reorganization and integration activities, approximately 60% of which will be expensed. Approximately 70% of these payments were made by the end of 2006 and the Company expects that most of the balance will be paid by the end of 2008.

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2007 activity translated from Euros into dollars at the September 30, 2007 exchange rate:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)

Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)

Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(7.9)
Other, principally foreign exchange translation	0.5

Remaining European restructuring accrual as of March 31, 2007	30.7
Net cash paid, principally severance and related benefits	(2.7)
Other, principally foreign exchange translation	0.6

Remaining European restructuring accrual as of June 30, 2007	28.6
Net cash paid, principally severance and related benefits	(4.7)
Other, principally foreign exchange translation	5.7

Remaining European restructuring accrual as of September 30, 2007	$29.6

11. Pensions

The components of the net periodic pension (income) cost for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$13.1	$16.9
Interest cost	53.0	51.4
Expected asset return	(79.6)	(74.6)
Settlement loss	8.1
Amortization:
Loss	8.3	15.1
Prior service credit	(0.1)

Net amortization	8.2	15.1

Net periodic pension (income) cost	$2.8	$8.8

Total for continuing operations	$3.1	$8.7
Total for discontinued operations	(0.3)	0.1

	$2.8	$8.8

The components of the net periodic pension (income) cost for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$41.2	$50.1
Interest cost	158.3	153.2
Expected asset return	(236.3)	(222.6)
Settlement loss	8.1
Amortization:
Loss	31.3	45.0
Prior service credit	(0.5)

Net amortization	30.8	45.0

Net periodic pension (income) cost	$2.1	$25.7

Total for continuing operations	$3.7	$25.3
Total for discontinued operations	(1.6)	0.4

	$2.1	$25.7

12. Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$0.7	$1.2
Interest cost	4.4	4.4
Amortization:
Prior service credit	(0.9)	(1.1)
Loss	1.4	1.3

Net amortization	0.5	0.2

Net postretirement benefit cost	$5.6	$5.8

Total for continuing operations	$5.4	$5.2
Total for discontinued operations	0.2	0.6

	$5.6	$5.8

The components of the net postretirement benefit cost for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Service cost	$2.4	$3.6
Interest cost	13.1	13.2
Amortization:
Prior service credit	(3.0)	(3.2)
Loss	4.6	3.7

Net amortization	1.6	0.5

Net postretirement benefit cost	$17.1	$17.3

Total for continuing operations	$15.4	$15.3
Total for discontinued operations	1.7	2.0

	$17.1	$17.3

13. New Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("FAS No. 157"). FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The statement does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. Adoption of FAS No. 157 is not expected to have a material impact on the Company's results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS No. 159"). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. Adoption of FAS No. 159 is not expected to have a material impact on the Company's results of operations or financial position.

14. Adoption of FIN 48

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48"), as of January, 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes". FIN 48 defines criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also includes requirements for measuring the amount of the benefit to be recognized in the financial statements. At the time of adoption, the Company reclassified $8.9 million of deferred tax assets related to United States general business credits that were previously offset by a full valuation allowance to the liability for unrecognized income tax benefits. This balance sheet reclassification had no effect on share owners' equity.

Information about the Company's unrecognized income tax benefits is as follows:

	Balance Dec. 31, 2006	2007 Changes	Balance Sept. 30, 2007
Unrecognized income tax benefits that affect effective tax rate upon recognition	$18.9	$6.3	$25.2
Unrecognized income tax benefits that do not affect tax rate or are offset by valuation allowances	25.0	—	25.0
Interest	3.1	1.7	4.8
Penalties	—	—	—

Total unrecognized income tax benefits	$47.0	$8.0	$55.0

The $8 million increase recorded for the nine month period ended September 30, 2007 is related to a number of changes in estimated unrecognized tax benefits in various tax jurisdictions none of which is individually material. In connection with adopting FIN 48, the Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

The Company files a US federal income tax return as well as income tax returns in multiple state and non-U.S. jurisdictions. Tax years through 1999 have been settled with the U.S. Internal Revenue Service and there is no current IRS examination in progress. Due to the existence of tax attribute carryforwards (which are currently offset by full valuation allowances) in the U.S., the Company treats certain post-1999 tax positions as unsettled because of the taxing authorities' ability to modify these attributes. The 2000 tax year is the earliest open year for the Company's other major tax jurisdictions.

15. Discontinued Operations

On June 11, 2007, the Company announced that it had concluded the strategic review process of its plastics portfolio and entered into a definitive agreement with Rexam PLC to sell its plastics packaging business. On July 31, 2007, the Company completed the sale for approximately $1.825 billion in cash.

Included in the sale were 19 plastics manufacturing plants in the U.S. (including Puerto Rico), Mexico, Brazil, Hungary, Singapore and Malaysia. The plastics packaging business is comprised of HealthCare Packaging and Closure & Specialty Products which design, manufacture and sell plastic packaging solutions for companies in the pharmaceutical, healthcare, food and beverage, personal care, household and automotive industries. The plastics packaging business comprised the Company's former Plastics Packaging segment.

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2007 and 2006 as discontinued operations. Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds. Amounts for the prior periods have been reclassified to conform to this presentation. At September 30, 2006 and December 31, 2006, the assets and liabilities of the plastics packaging business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Net sales	$65.8	$194.2	$455.0	$594.5
Other revenue (expense), net		1.1	(0.1)	2.5

	65.8	195.3	454.9	597.0
Costs and expenses:
Manufacturing, shipping and delivery	46.0	151.3	343.5	462.0
Research, development and engineering	1.1	3.6	8.3	11.3
Selling and administrative	3.8	8.3	20.7	25.5
Interest	12.3	30.5	80.6	104.3
Other	(1.1)	0.5	1.2	5.4

	62.1	194.2	454.3	608.5

Earnings (losses) before items below	3.7	1.1	0.6	(11.5)
Provision (credit) for income taxes	(5.4)	0.8	(2.4)	(0.6)
Minority share owners' interests in earnings of subsidiaries	0.1		0.2
Gain on sale of discontinued operations	1,071.9		1,071.9

Net earnings (loss) from discontinued operations	$1,080.9	$0.3	$1,074.7	$(10.9)

The gain on the sale of discontinued operations of $1,071.9 million includes charges totaling $27.9 million for debt retirement costs, consisting principally of redemption premiums and write off of unamortized fees, and a gain of $8.7 million for curtailment and settlement of pension and other postretirement benefits. The gain also includes a net provision for income taxes of $39.4 million, consisting of taxes on the gain of $458.3 million that are substantially offset by a credit of $418.9 million for the reversal of valuation allowances against existing tax loss carryforwards. During the fourth quarter of 2007, the Company expects to record pretax charges of approximately $34.1 million related to additional debt retirements that are required as a result of the sale of the plastics business (see Note 2). The sale agreement provides for an adjustment of the selling price based on working capital levels and certain other factors. The Company does not expect any price adjustment to have a material effect on the reported gain on the sale of discontinued operations or cash flows.

The condensed consolidated balance sheet at December 31, 2006, and September 30, 2006 included the following assets and liabilities related to the discontinued operations:

	Balance at December 31, 2006	Balance at September 30, 2006
Assets:
Inventories	$46.9	$54.8
Accounts receivable	56.7	61.2
Other current assets	1.2	1.4

Total current assets	104.8	117.4
Goodwill	209.5	209.5
Other long-term assets	43.0	44.9
Net property, plant and equipment	319.2	314.5

Total assets	$676.5	$686.3

Liabilities:
Accounts payable and other current liabilities	$70.9	$83.2
Other long-term liabilities	1.6	1.4

Total liabilities	$72.5	$84.6

16. Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating: (1) Owens-Illinois Group, Inc. (the "Parent"); (2) Owens-Brockway Glass Container Inc. (the "Issuer"); (3) those domestic subsidiaries that guarantee the Senior Notes and Senior Secured Notes of the Issuer (the "Guarantor Subsidiaries"); and (4) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several. The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminations relate to investments in subsidiaries and intercompany balances and transactions.

	September 30, 2007
	Parent	Issuer	Subsidiaries	Guarantor Subsidiaries	Non- Guarantor Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$108.8	$25.8	$1,035.8	$—	$1,170.4
Inventories		158.3	0.5	865.3		1,024.1
Other current assets		8.8	733.1	909.7		1,651.6

Total current assets	—	275.9	759.4	2,810.8	—	3,846.1
Investments in and advances to subsidiaries	3,296.9	3,724.2	(10.6)		(7,010.5)	—
Goodwill		561.0	9.4	1,817.6		2,388.0
Other non-current assets		150.6	560.1	500.4	(4.0)	1,207.1

Total other assets	3,296.9	4,435.8	558.9	2,318.0	(7,014.5)	3,595.1
Property, plant and equipment, net		627.4	48.1	2,217.8		2,893.3

Total assets	$3,296.9	$5,339.1	$1,366.4	$7,346.6	$(7,014.5)	$10,334.5

Current liabilities:
Accounts payable and accrued liabilities	$—	$354.3	$172.0	$1,056.6	$5.7	$1,588.6
Short-term loans and long-term debt due within one year	250.0	1,190.7		421.4		1,862.1

Total current liabilities	250.0	1,545.0	172.0	1,478.0	5.7	3,450.7
Long-term debt	500.0	1,353.9	19.4	1,110.6		2,983.9
Other non-current liabilities and minority interests		39.4	278.9	1,030.4	4.3	1,353.0
Investments by and advances from parent		2,400.8	896.1	3,727.6	(7,024.5)	—
Share owner's equity	2,546.9					2,546.9

Total liabilities and share owner's equity	$3,296.9	$5,339.1	$1,366.4	$7,346.6	$(7,014.5)	$10,334.5

	December 31, 2006
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$78.3	$4.6	$958.2	$—	$1,041.1
Inventories		150.9	1.6	839.6		992.1
Other current assets		17.7	7.0	270.0		294.7
Assets of discontinued operations			93.0	11.8		104.8

Total current assets	—	246.9	106.2	2,079.6	—	2,432.7
Investments in and advances to subsidiaries	2,094.3	3,367.1	2.3		(5,463.7)	—
Goodwill		562.1	13.9	1,679.2		2,255.2
Other non-current assets		188.1	530.0	474.8	(6.3)	1,186.6
Assets of discontinued operations			521.6	50.1		571.7

Total other assets	2,094.3	4,117.3	1,067.8	2,204.1	(5,470.0)	4,013.5
Property, plant and equipment, net		667.3	47.8	2,159.4		2,874.5

Total assets	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7

Current liabilities:
Accounts payable and accrued liabilities	$—	$383.2	$52.9	$973.3	$(0.8)	$1,408.6
Short-term loans and long-term debt due within one year	300.0	(1.7)		438.9		737.2
Liabilities of discontinued operations			65.5	5.4		70.9

Total current liabilities	300.0	381.5	118.4	1,417.6	(0.8)	2,216.7
Liabilities of discontinued operations			0.1	1.5		1.6
Long-term debt	750.0	3,291.3	20.1	665.3		4,726.7
Other non-current liabilities and minority interests		75.9	271.7	976.8	7.0	1,331.4
Investments by and advances from parent		1,282.8	811.5	3,381.9	(5,476.2)	—
Share owner's equity	1,044.3					1,044.3

Total liabilities and share owner's equity	$2,094.3	$5,031.5	$1,221.8	$6,443.1	$(5,470.0)	$9,320.7

	September 30, 2006
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Current assets:
Accounts receivable	$—	$103.2	$23.5	$1,059.4	$—	$1,186.1
Inventories		125.4	1.1	827.8	—	954.3
Other current assets		11.6	24.3	333.5		369.4
Assets of discontinued operations			106.3	11.1		117.4

Total current assets	—	240.2	155.2	2,231.8	—	2,627.2
Investments in and advances to subsidiaries	2,543.9	3,269.4	4.3		(5,817.6)	—
Goodwill		562.1	13.9	1,653.8		2,229.8
Other non-current assets		187.1	1,062.1	413.4	(6.7)	1,655.9
Assets of discontinued operations			518.2	50.7		568.9

Total other assets	2,543.9	4,018.6	1,598.5	2,117.9	(5,824.3)	4,454.6
Property, plant and equipment, net		666.1	45.2	2,078.5		2,789.8

Total assets	$2,543.9	$4,924.9	$1,798.9	$6,428.2	$(5,824.3)	$9,871.6

Current liabilities:
Accounts payable and accrued liabilities	$—	$390.8	$66.2	$974.8	$0.7	$1,432.5
Short-term loans and long-term debt due within one year	300.0	(1.5)		314.1		612.6
Liabilities of discontinued operations			72.1	11.1		83.2

Total current liabilities	300.0	389.3	138.3	1,300.0	0.7	2,128.3
Liabilities of discontinued operations			0.1	1.3		1.4
Long-term debt	750.0	3,310.6	18.8	829.0		4,908.4
Other non-current liabilities and minority interests		69.6	253.2	1,010.8	6.0	1,339.6
Investments by and advances from parent		1,155.4	1,388.5	3,287.1	(5,831.0)	—
Share owner's equity	1,493.9					1,493.9

Total liabilities and share owner's equity	$2,543.9	$4,924.9	$1,798.9	$6,428.2	$(5,824.3)	$9,871.6

	Three months ended September 30, 2007
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$518.9	$0.3	$1,436.1	$(26.9)	$1,928.4
Interest		—	12.5	8.9		21.4
Equity earnings from subsidiaries	75.6	63.5	63.7		(202.8)	—
Other equity earnings		3.2	4.2	1.0		8.4
Other revenue		19.5	0.2	3.9	(14.7)	8.9

Total revenue	75.6	605.1	80.9	1,449.9	(244.4)	1,967.1
Manufacturing, shipping, and delivery		429.2	3.6	1,120.8	(42.4)	1,511.2
Research, engineering, selling, administrative, and other		21.9	73.7	123.1	(0.2)	218.5
Net intercompany interest	(14.4)	(5.5)	25.0	(5.1)		—
Other interest expense	14.4	64.5	(11.8)	29.9		97.0

Total costs and expense	—	510.1	90.5	1,268.7	(42.6)	1,826.7
Earnings from continuing operations before items below	75.6	95.0	(9.6)	181.2	(201.8)	140.4
Provision for income taxes		1.4	4.8	40.5		46.7
Minority share owners' interests in earnings of subsidiaries			0.8	14.5	2.8	18.1

Earnings from continuing operations	75.6	93.6	(15.2)	126.2	(204.6)	75.6
Net earnings of discontinued operations	1,080.9		1,079.9	1.0	(1,080.9)	1,080.9

Net earnings	$1,156.5	$93.6	$1,064.7	$127.2	$(1,285.5)	$1,156.5

	Three months ended September 30, 2006
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$475.5	$(0.6)	$1,267.9	$(25.3)	$1,717.5
Interest		—	0.9	3.6		4.5
Equity earnings from subsidiaries	8.1	81.1	(3.5)		(85.7)	—
Other equity earnings		2.1	2.1	2.1		6.3
Other revenue		13.1	3.9	1.9	(9.3)	9.6

Total revenue	8.1	571.8	2.8	1,275.5	(120.3)	1,737.9
Manufacturing, shipping, and delivery		408.3	(1.2)	1,031.8	(35.0)	1,403.9
Research, engineering, selling, administrative, and other		60.8	27.4	87.5		175.7
Net intercompany interest	(20.6)	(6.4)	22.3	4.7		—
Other interest expense	20.6	80.8	(30.2)	20.5		91.7

Total costs and expense	—	543.5	18.3	1,144.5	(35.0)	1,671.3
Earnings from continuing operations before items below	8.1	28.3	(15.5)	131.0	(85.3)	66.6
Provision (credit) for income taxes		(1.0)	4.2	42.4		45.6
Minority share owners' interests in earnings of subsidiaries				12.8	0.1	12.9

Earnings from continuing operations	8.1	29.3	(19.7)	75.8	(85.4)	8.1
Net earnings of discontinued operations	0.3		(1.5)	1.8	(0.3)	0.3

Net earnings	$8.4	$29.3	$(21.2)	$77.6	$(85.7)	$8.4

	Nine months ended September 30, 2007
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$1,519.2	$1.1	$4,165.2	$(76.1)	$5,609.4
Interest		—	13.5	16.5		30.0
Equity earnings from subsidiaries	284.7	266.4	100.8		(651.9)	—
Other equity earnings		6.9	10.2	5.2		22.3
Other revenue		96.6	1.0	8.9	(83.0)	23.5

Total revenue	284.7	1,889.1	126.6	4,195.8	(811.0)	5,685.2
Manufacturing, shipping, and delivery		1,259.5	4.8	3,287.4	(116.7)	4,435.0
Research, engineering, selling, administrative, and other		72.9	142.1	323.0	(0.4)	537.6
Net intercompany interest	(52.5)	(20.2)	77.1	(4.4)		(0.0)
Other interest expense	52.5	211.3	(79.3)	75.7		260.2

Total costs and expense	—	1,523.5	144.7	3,681.7	(117.1)	5,232.8
Earnings from continuing operations before items below	284.7	365.6	(18.1)	514.1	(693.9)	452.4
Provision for income taxes		6.8	4.5	112.2		123.5
Minority share owners' interests in earnings of subsidiaries			1.6	35.4	7.2	44.2

Earnings from continuing operations	284.7	358.8	(24.2)	366.5	(701.1)	284.7
Net earnings of discontinued operations	1,074.7		1,074.0	0.7	(1,074.7)	1,074.7

Net earnings	$1,359.4	$358.8	$1,049.8	$367.2	$(1,775.8)	$1,359.4

	Nine months ended September 30, 2006
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Net sales	$—	$1,423.8	$(2.8)	$3,601.9	$(71.9)	$4,951.0
Interest		—	2.1	12.1		14.2
Equity earnings from subsidiaries	86.2	215.0	(0.8)		(300.4)	—
Other equity earnings		7.5	6.8	5.0		19.3
Other revenue		40.4	14.3	10.9	(35.2)	30.4

Total revenue	86.2	1,686.7	19.6	3,629.9	(407.5)	5,014.9
Manufacturing, shipping, and delivery		1,232.7	(2.6)	2,937.2	(103.5)	4,063.8
Research, engineering, selling, administrative, and other		117.5	92.1	248.2		457.8
Net intercompany interest	(61.8)	(25.2)	62.7	24.3		—
Other interest expense	61.8	239.4	(103.4)	69.9		267.7

Total costs and expense	—	1,564.4	48.8	3,279.6	(103.5)	4,789.3
Earnings from continuing operations before items below	86.2	122.3	(29.2)	350.3	(304.0)	225.6
Provision (credit) for income taxes		(0.8)	5.3	103.0		107.5
Minority share owners' interests in earnings of subsidiaries				31.0	0.9	31.9

Earnings from continuing operations	86.2	123.1	(34.5)	216.3	(304.9)	86.2
Net earnings of discontinued operations	(10.9)		(8.8)	(2.1)	10.9	(10.9)

Net earnings	$75.3	$123.1	$(43.3)	$214.2	$(294.0)	$75.3

	Nine months ended September 30, 2007
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$132.0	$(55.4)	$665.4	$(34.0)	$708.0
Investing Activities:
Additions to property, plant, and equipment—continuing operations		(36.1)	(3.4)	(125.2)		(164.7)
Additions to property, plant, and equipment—discontinued operations			(21.6)	(1.7)		(23.3)
Acquisition, net of cash acquired				(9.8)		(9.8)
Proceeds from sales		6.4	1,701.1	90.5		1,798.0

Cash used in investing activities	—	(29.7)	1,676.1	(46.2)	—	1,600.2
Financing Activities:
Net distribution to OI Inc.	(498.5)					(498.5)
Change in intercompany transactions	498.5	674.8	(899.2)	(308.1)	34.0	(0.0)
Change in short term debt				(28.7)		(28.7)
Payments of long term debt		(777.1)	(0.8)	(95.9)		(873.8)
Borrowings of long term debt				403.6		403.6
Payments of finance fees				(6.3)		(6.3)

Cash provided by financing activities	—	(102.3)	(900.0)	(35.4)	34.0	(1,003.7)
Effect of exchange rate change on cash				17.7		17.7

Net change in cash	—	—	720.7	601.5	—	1,322.2
Cash at beginning of period		—	9.8	212.9		222.7

Cash at end of period	$—	—	$730.5	$814.4	$—	$1,544.9

	Nine months ended September 30, 2006
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by (used in) operating activities	$—	$(38.4)	$20.1	$16.8	$43.7	$42.2
Investing Activities:
Additions to property, plant, and equipment—continuing operations		(32.7)	(9.9)	(136.1)		(178.7)
Additions to property, plant, and equipment—discontinued operations			(20.6)	(0.9)		(21.5)
Collections on receivables arising from consolidation of receivables securitization program				127.3		127.3
Proceeds from sales		0.9	1.4	12.1		14.4

Cash provided by (used in) investing activities	—	(31.8)	(29.1)	2.4	—	(58.5)
Financing Activities:
Net distribution to OI Inc.	(139.0)					(139.0)
Change in intercompany transactions	139.0	165.3	(10.6)	(250.0)	(43.7)	—
Change in short term debt				52.9		52.9
Payments of long term debt		(384.9)		(688.5)		(1,073.4)
Borrowings of long term debt		294.2		887.3		1,181.5
Payments of finance fees		(4.4)		(7.9)		(12.3)
Net payments for debt-related hedging activity				(4.3)		(4.3)

Cash provided by (used in) financing activities	—	70.2	(10.6)	(10.5)	(43.7)	5.4
Effect of exchange rate change on cash				6.6		6.6

Net change in cash	—	—	(19.6)	15.3	—	(4.3)
Cash at beginning of period		—	30.6	216.0		246.6

Cash at end of period	$—	$—	$11.0	$231.3	$—	$242.3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended September 30, 2007 and 2006

Net sales of the Glass Containers segment were $210.9 million higher than the prior year principally resulting from improved pricing and favorable foreign currency exchange rates.

Segment Operating Profit of the Glass Containers segment was $102.0 million higher than the prior year. The benefits of higher selling prices and improved productivity were partially offset by inflationary cost increases.

Interest expense for continuing operations for the third quarter of 2007 was $97.0 million compared to $91.7 million in the third quarter of 2006. Included in the 2006 interest expense was $7.3 million for both note repurchase premiums and the write-off of unamortized finance fees related to the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009. Exclusive of these items, interest expense increased approximately $13.0 million. A significant portion of the increase is interest on debt that will be repaid during the fourth quarter of 2007 with the proceeds from the plastics sale. This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for the third quarter of 2007 was $21.4 million compared to $4.5 million in the third quarter of 2006. The increase of $16.9 million is primarily due to interest earned as a result of investing a portion of the proceeds from the plastics sale until the funds can be used to repay senior secured debt in the fourth quarter of 2007.

Net earnings from continuing operations for the third quarter of 2007 were $75.6 million compared to $8.1 million for the third quarter of 2006. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2007 by $55.0 million and decreased net earnings in 2006 by $36.6 million.

Nine months ended September 30, 2007 and 2006

Net sales of the Glass Containers segment were $658.4 million higher than the prior year principally resulting from improved pricing, increased unit shipments, and favorable foreign currency exchange rates.

Segment Operating Profit of the Glass Containers segment was $248.8 million higher than the prior year. The benefits of higher selling prices, improved productivity, increased unit shipments, and favorable exchange rates were partially offset by inflationary cost increases.

Interest expense from continuing operations for the first nine months of 2007 was $260.2 million compared to $267.7 million for the first nine months of 2006. Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company's previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009. Exclusive of these items, interest expense increased approximately $10.0 million. A significant portion of the increase is interest on debt that will be repaid during the fourth quarter of 2007 with the proceeds from the plastics sale. This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for the first nine months of 2007 was $30.0 million compared to $14.2 million for the first nine months of 2006. The increase of $15.8 million is primarily due to interest earned as a result of investing a portion of the proceeds from the plastics sale until the funds can be used to repay senior secured debt in the fourth quarter of 2007.

Net earnings from continuing operations for the first nine months of 2007 were $284.7 million compared to $86.2 million for the first nine months of 2006. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2007 by $41.5 million and decreased net earnings in 2006 by $51.3 million.

Results of Operations—Third Quarter of 2007 compared with Third Quarter of 2006

Net Sales

The Company's net sales, consisting of net sales of the Glass Containers segment, increased $210.9 million, or 12.3%, over the third quarter of 2006.

The change in net sales can be summarized as follows (dollars in millions):

Net sales—2006		$1,717.5
Net effect of price and mix	$95.9
Increased sales volume	1.2
Effects of changing foreign currency rates	113.8

Total effect on net sales		210.9

Net sales—2007		$1,928.4

Segment Operating Profit

The Company's measure of profit for its reportable segment is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners' interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations. The Company's management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Operating Profit for the product segment in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to the product segment. Unallocated corporate expenses and certain other expenses not directly related to the product segment's operations are included in Other Retained Items. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
Glass Containers	$309.6	$207.6
Other retained items	(31.7)	(22.5)

Segment Operating Profit of the Glass Containers segment for the third quarter of 2007 increased $102.0 million, or 49.1%, to $309.6 million, compared with Segment Operating Profit of $207.6 million in the third quarter of 2006.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit—2006		$207.6
Net effect of price and mix	$91.4
Productivity and production volume	19.6
Operating expense	9.5
Effects of changing foreign currency rates	8.3
Increased sales volume	0.3
Manufacturing inflation, net of cost savings	(29.6)
Warehouse, delivery and other costs	(1.1)
Other	3.6

Total net effect on Segment Operating Profit		102.0

Segment Operating Profit—2007		$309.6

Other retained items for the third quarter of 2007 were $31.7 million compared to $22.5 million for the third quarter of 2006. The amount for 2006 was increased by $0.8 million over the amount originally reported in 2006 in order to include certain corporate overhead previously allocated to the former Plastics Packaging segment. The increase of $9.2 million over 2006 is mainly due to higher accruals for self-insured risks and higher accruals for employee compensation.

Interest Expense and Interest Income

Interest expense for continuing operations for the third quarter of 2007 was $97.0 million compared to $91.7 million in the third quarter of 2006. Included in the 2006 interest expense was $7.3 million for both note repurchase premiums and the write-off of unamortized finance fees related to the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009. Exclusive of these items, interest expense increased approximately $13.0 million. A significant portion of the increase is interest on debt that will be repaid during the fourth quarter of 2007 with the proceeds from the plastics sale. This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for the third quarter of 2007 was $21.4 million compared to $4.5 million in the third quarter of 2006. The increase of $16.9 million is primarily due to interest earned as a result of investing a portion of the proceeds from the plastics sale until the funds can be used to repay senior secured debt in the fourth quarter of 2007.

Minority Share Owners' Interest in Earnings of Subsidiaries

Minority share owners' interest in earnings of subsidiaries for the third quarter of 2007 was $18.1 million compared to $12.9 million for the third quarter of 2006. The increase is primarily attributed to higher earnings from the Company's operations in South America.

Results of Operations—First nine months of 2007 compared with first nine months of 2006

Net Sales

The Company's net sales consisting of net sales of the Glass Containers segment, increased $658.4 million, or 13.3%, over the first nine months of 2006.

The change in net sales can be summarized as follows (dollars in millions):

Net sales—2006		$1,717.5
Net effect of price and mix	$230.4
Increased sales volume	143.6
Effects of changing foreign currency rates	284.4

Total effect on net sales		658.4

Net sales—2007		$2,375.9

Segment Operating Profit

Operating Profit for the product segment in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. For the Company's U.S. pension plans, net periodic pension cost (credit) has been allocated to the product segment. Unallocated corporate expenses and certain other expenses not directly related to the product segment's operations are included in Other Retained Items. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2007	2006
	(dollars in millions)
Glass Containers	$842.8	$594.0
Other retained items	(98.3)	(78.5)

Segment Operating Profit of the Glass Containers segment for the first nine months of 2007 increased $248.8 million, or 41.9%, to $842.8 million, compared with Segment Operating Profit of $594.0 million in the first nine months of 2006.

The change in Segment Operating Profit for the Glass Containers segment can be summarized as follows (dollars in millions):

Segment Operating Profit—2006		$594.0
Net effect of price and mix	$223.9
Productivity and production volume	77.5
Increased sales volume	39.1
Effects of changing foreign currency rates	27.2
Operating expense	12.9
Manufacturing inflation, net of cost savings	(101.2)
Warehouse, delivery and other costs	(27.4)
Other	(3.2)

Total net effect on Segment Operating Profit		248.8

Segment Operating Profit—2007		$842.8

Other retained items for the first nine months of 2007 were $98.3 million compared with $78.5 million for the first nine months of 2006. The amount for 2006 was increased by $2.2 million over the amount originally reported in 2006 in order to include certain corporate overhead previously allocated to the former Plastics Packaging segment. The increase of $19.8 million over 2006 is mainly due to higher accruals for self-insured risks and higher accruals for employee compensation.

Interest Expense

Interest expense from continuing operations for the first nine months of 2007 was $260.2 million compared to $267.7 million for the first nine months of 2006. Included in the 2006 interest expense was $17.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the June 2006 refinancing of the Company's previous credit agreement and the July 2006 repurchase of approximately $150 million principal amount of the 8.875% Senior Secured Notes due 2009. Exclusive of these items, interest expense increased approximately $10.0 million. A significant portion of the increase is interest on debt that will be repaid during the fourth quarter of 2007 with the proceeds from the plastics sale. This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for the first nine months of 2007 was $30.0 million compared to $14.2 million for the first nine months of 2006. The increase of $15.8 million is primarily due to interest earned as a result of investing a portion of the proceeds from the plastics sale until the funds can be used to repay senior secured debt in the fourth quarter of 2007.

Provision for Income Taxes

The Company's effective tax rate from continuing operations for the nine months ended September 30, 2007 was 27.3%, compared with 47.7% for the first nine months of 2006. The provision for 2007 includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations. Excluding that benefit and the effects of separately taxed items in both periods, the Company's effective tax rate from continuing operations for the nine months ended 2007 was 28.0% compared with 39.3% for the nine months ended 2006. The reduction is principally due to a change in mix of earnings to jurisdictions where the Company is subject to lower effective rates, and the effect of higher earnings and lower interest costs in the U.S. where the Company recognizes a valuation allowance on operating losses. Based upon the current expectations for the mix of earnings for 2007, the Company anticipates that its effective tax rate from continuing operations for the year, excluding the effects of separately taxed items, will be approximately 28%.

Minority Share Owners' Interest in Earnings of Subsidiaries

Minority share owners' interest in earnings of subsidiaries for the first nine months of 2007 was $44.2 million compared to $31.9 million for the first nine months of 2006. The increase is primarily attributed to higher earnings from the Company's operations in South America.

Restructuring and Impairment Charges

During the third quarter of 2007, the Company recorded a charge of $61.9 million ($55.0 million after tax), for restructuring and asset impairment in the Caribbean and Europe. The charge reflects the initial conclusions of the Company's global profitability review. In the Company's 50%-owned affiliate in the Caribbean, declining productivity and cash flows resulted in impairment of the Company's equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent contractual obligations. In Europe, decisions to curtail selected production capacity, based on insufficient cash flows, resulted in asset impairment and accrual of estimated employee separation costs. In total, impairments and other valuation adjustments amounted to $48.3 million and accruals for probable future cash expenditures amounted to $13.6 million.

During the third quarter of 2006, the Company recorded a charge of $29.7 million ($27.7 million after tax) in other costs and expenses, principally related to the closing of its Godfrey, Illinois machine parts manufacturing and assembly operation. The closing, announced by the Company in September 2006, was completed by the end of 2006. This closing was part of a broad initiative to reduce working capital and improve system costs. The Company also closed a small recycling facility in Ohio.

Discontinued Operations

On June 11, 2007, the Company announced that it had concluded the strategic review process of its plastics portfolio and entered into a definitive agreement with Rexam PLC to sell its plastics packaging business. On July 31, 2007, the Company completed the sale for approximately $1.825 billion in cash.

Included in the sale were 19 plastics manufacturing plants in the U.S. (including Puerto Rico), Mexico, Brazil, Hungary, Singapore and Malaysia. The plastics packaging business is comprised of HealthCare Packaging and Closure & Specialty Products which design, manufacture and sell plastic packaging solutions for companies in the pharmaceutical, healthcare, food and beverage, personal care, household and automotive industries. The plastics packaging business comprised the Company's former Plastics Packaging segment.

As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and nine month periods ended September 30, 2007 and 2006 as discontinued operations. Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds. Amounts for the prior periods have been reclassified to conform to this presentation. At September 30, 2006 and December 31, 2006, the assets and liabilities of the plastics packaging business were presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the condensed consolidated results of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Net sales	$65.8	$194.2	$455.0	$594.5
Other revenue (expense), net		1.1	(0.1)	2.5

	65.8	195.3	454.9	597.0
Costs and expenses:
Manufacturing, shipping and delivery	46.0	151.3	343.5	462.0
Research, development and engineering	1.1	3.6	8.3	11.3
Selling and administrative	3.8	8.3	20.7	25.5
Interest	12.3	30.5	80.6	104.3
Other	(1.1)	0.5	1.2	5.4

	62.1	194.2	454.3	608.5

Earnings (losses) before items below	3.7	1.1	0.6	(11.5)
Provision (credit) for income taxes	(5.4)	0.8	(2.4)	(0.6)
Minority share owners' interests in earnings of subsidiaries	0.1		0.2
Gain on sale of discontinued operations	1,071.9		1,071.9

Net earnings (loss) from discontinued operations	$1,080.9	$0.3	$1,074.7	$(10.9)

The gain on the sale of discontinued operations of $1,071.9 million includes charges totaling $27.9 million for debt retirement costs, consisting principally of redemption premiums and write off of unamortized fees, and a gain of $8.7 million for curtailment and settlement of pension and other postretirement benefits. The gain also includes a net provision for income taxes of $39.4 million, consisting of taxes on the gain of $458.3 million that are substantially offset by a credit of $418.9 million for the reversal of valuation allowances against existing tax loss carryforwards. During the fourth quarter of 2007, the Company expects to record pretax charges of approximately $34.1 million related to additional debt retirements that are required as a result of the sale of the plastics business (see Note 2). The sale agreement provides for an adjustment of the selling price based on working capital levels and certain other factors. The Company does not expect any price adjustment to have a material effect on the reported gain on the sale of discontinued operations or cash flows.

The condensed consolidated balance sheet at December 31, 2006, and September 30, 2006 included the following assets and liabilities related to the discontinued operations:

	Balance at December 31, 2006	Balance at September 30, 2006
Assets:
Inventories	$46.9	$54.8
Accounts receivable	56.7	61.2
Other current assets	1.2	1.4

Total current assets	104.8	117.4
Goodwill	209.5	209.5
Other long-term assets	43.0	44.9
Net property, plant and equipment	319.2	314.5

Total assets	$676.5	$686.3

Liabilities:
Accounts payable and other current liabilities	$70.9	$83.2
Other long-term liabilities	1.6	1.4

Total liabilities	$72.5	$84.6

Capital Resources and Liquidity

The Company's total debt at September 30, 2007 was $4.85 billion, compared to $5.46 billion at December 31, 2006 and $5.52 billion at September 30, 2006.

On June 14, 2006, the Company's subsidiary borrowers entered into the Secured Credit Agreement (the "Agreement"). At September 30, 2007, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 122.5 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $195.5 million term loan and a €195.5 million term loan, each of which has a final maturity date of June 14, 2013.

At September 30, 2007 the Company's subsidiary borrowers had unused credit of $817.5 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2007 was 6.78%.

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

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash. In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company is required to use the net proceeds (as defined in the Agreement) to repay senior secured debt. In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio, and reduces the commitment fee on the revolver and interest margins on $320 million of term loans. The Company used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes. The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, will be used to redeem all $625.0 million of the 8.75% Senior Secured Notes on November 15, 2007. A substantial amount of the cash reported on the balance sheet at September 30, 2007 is being used to fund these debt retirements together with the related premiums and other costs.

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

Information related to the Company's accounts receivable securitization program is as follows:

	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Balance (included in short-term loans)	$378.7	$279.4	$205.9
Weighted average interest rate	5.75%	5.60%	5.51%

Cash provided by continuing operating activities in the first nine months of 2007 was $696.7 million compared with $6.2 million in the prior year. The 2006 amount excludes $127.3 million of collections on receivables arising from the consolidation of the receivables securitization program as described in Note 2 to the Condensed Consolidated Financial Statements. Including the 2006 collection of receivables from the securitization program, working capital usage during the first nine months improved approximately $229.0 million in 2007 compared to 2006 due to management's continuing focus on reducing the Company's investment in working capital. Increased Glass Containers Segment Operating Profit of $248.8 million also contributed to the improvement in 2007.

Capital spending for property, plant and equipment (continuing operations) was $164.7 million in the first nine months of 2007 compared with $178.7 million in the prior year. In addition, during 2007, the Company has capitalized $24.0 million under capital lease obligations with the related financing recorded as long term debt. The Company continues to focus on controlling capital spending and improving its return on invested capital by improving capital efficiency.

OI Inc. has substantial obligations related to semiannual interest payments on $750.0 million of outstanding public debt securities. In addition, OI Inc. pays aggregate annual dividends of $21.5 million on 9,050,000 share of its $2.375 convertible preferred stock. OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims. OI Inc.'s asbestos-related payments were $226.2 million and $127.6 million for the nine months ended September 30, 2007 and 2006, respectively. OI Inc. relies primarily on distributions from the Company to meet these obligations. Based on OI Inc.'s expectations regarding future payments for lawsuits and claims, and also based on the Company's expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

Property, Plant and Equipment

The net carrying amount of property, plant and equipment ("PP&E") at September 30, 2007 totaled $2,893.3 million, representing 28% of total assets. Depreciation expense for the first nine months of 2007 for continuing operations totaled $320.9 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company's consolidated financial statements, the determinations of an asset's cost basis and its economic useful life are considered to be critical accounting estimates.

Cost Basis—PP&E is recorded at cost, which is generally objectively quantifiable when assets are purchased singly. However, when assets are purchased in groups, or as part of a business, costs assigned to PP&E are based on an estimate of fair value of each asset at the date of acquisition. These estimates are based on assumptions about asset condition, remaining useful life and market conditions, among others. The Company frequently employs expert appraisers to aid in allocating cost to assets purchased as a group.

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

Estimated Useful Life—PP&E is generally depreciated using the straight-line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management's assumptions on the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers' requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis. Over the past three years, changes in economic useful life assumptions have not had a material impact on the Company's reported results.

Impairment of Long-Lived Assets

Property, Plant and Equipment—As required by FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company's business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a factory. The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value. PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

Impairment testing requires estimation of the fair value of PP&E based on the discounted value of projected future cash flows generated by the asset group. The assumptions underlying cash flow projections represent management's best estimates at the time of the impairment review. Factors that management must estimate include: industry and market conditions, sales volume and prices, costs to produce, inflation, etc. Changes in key assumptions or actual conditions which differ from estimates could result in an impairment charge. The Company uses reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges. For additional information on charges recorded in 2007 and 2006, see Note 8 to the Condensed Consolidated Financial Statements.

The Company is undertaking a strategic review of its global manufacturing footprint. The review is expected to be ongoing in 2008 and 2009. As an initial result of this review, during the third quarter of 2007, the Company recorded charges that included asset impairment in the Caribbean and Europe. It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows. As of September 30, 2007, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS 144.

Goodwill— Goodwill at September 30, 2007 for continuing operations totaled $2,388.0 million, representing 23% of total assets. As required by FAS No. 142, "Goodwill and Other Intangibles," the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment. The Company conducts its evaluation as of October 1 of each year. Goodwill impairment testing is performed using the business enterprise value ("BEV") of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer. This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2006, the Company completed its annual testing and determined that no impairment of goodwill existed.

If the Company's projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2006, may have indicated an impairment of one or more of the Company's reporting units and, as a result, the related goodwill would also have been impaired. For example, if projected future cash flows had been decreased by 5%, or alternatively, if the weighted average cost of capital had been increased by 5%, the resulting lower BEV's would still have exceeded the book value of each reporting unit by a significant margin in all cases except for the Asia Pacific Glass reporting unit. Because the BEV for the Asia Pacific Glass reporting unit exceeded its book value by approximately 7%, the results of the impairment testing could be negatively affected by relatively modest changes in the assumptions and projections. At September 30, 2007, the goodwill of the Asia Pacific Glass reporting unit accounted for approximately $536 million of the Company's consolidated goodwill.

The Company is in the process of performing its annual impairment testing as of October 1, 2007. If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2007. In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets—Other long-lived assets include, among others, equity investments and repair parts inventories. The Company's equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. A charge was recorded in the third quarter of 2007 for impairment of an equity investment. See Note 8 to the Condensed Consolidated Financial Statements for more information.

Repair parts inventories are carried in order to provide a dependable supply of quality parts for servicing the Company's PP&E, particularly its glass melting furnaces and molding machines. The Company evaluates the recoverability of repair parts inventories based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist. If impairment exists, the repair parts are written down to fair value. The Company continually monitors the carrying value of repair parts for recoverability, especially in light of changing business circumstances. For example, technological advances related to, and changes in, the estimated future demand for products produced on the equipment to which the repair parts relate may make the repair parts obsolete. In these circumstances, the Company writes down the repair parts to fair value. A charge was recorded in the third quarter of 2006 for impairment of repair parts. See Note 8 to the Condensed Consolidated Financial Statements for more information.

Pension Benefit Plans

Significant Estimates—The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2006, the weighted average discount rate for all plans was 5.49%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans' assets and estimated future performance of the assets. Due to the nature of the plans' assets and the volatility of debt and equity markets, results may vary significantly from year to year. For example, actual returns in the Company's two largest plans were negative in each of the years 2000-2002. The returns exceeded 20% in 2003, 18% in 2004, 10% in 2005 and 16% in 2006. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy. For 2007, the Company's estimated weighted average expected long-term rate of return on pension assets is 8.1% compared to 8.1% for the year ended December 31, 2006. The Company recorded pension expense of $3.7 million and $25.3 million for continuing operations for the first nine months of 2007 and 2006, respectively, from its principal defined benefit pension plans. Depending on currency translation rates, the Company expects to record approximately $2.1 million of pension income for continuing operations for the full year of 2007. The improvement in 2007 is principally the result of higher asset values in the U.S. plans.

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

Recognition of Funded Status—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS No. 158"). The Company adopted the provisions of FAS No. 158 as of December 31, 2006. FAS No. 158 requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans. These funded status amounts are measured as the difference between the fair value of plan assets and benefit obligations as of the balance sheet date. For pension plans, the fair value of plan assets is compared to the Projected Benefit Obligation ("PBO"). For other postretirement benefit plans, the fair value of plan assets is compared to the Accumulated Postretirement Benefit Obligation ("APBO"). In the Company's case, the required adjustments resulted in a non-cash charge of $639.9 million ($617.1 million after tax) to the Accumulated Other Comprehensive Income component of share owners' equity. The most significant of the required adjustments was a $502.5 million reduction of the prepaid pension asset at December 31, 2006. As required by FAS 158, the Company will adjust the assets and liabilities annually as of December 31, based on values determined at that date.

Funding and Credit Compliance—The Company believes it will not be required to make cash contributions to the U.S. plans for at least several years. The Company expects to contribute approximately $55 million to its non-U.S. defined benefit pension plans in 2007, down from $69.5 million in 2006. The covenants under the Company's Secured Credit Agreement were not affected by the $617.1 million reduction in the Company's net worth under FAS No. 158.

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. Income tax expense on continuing operations was $123.5 million for the nine months ended September 30, 2007.

As referenced in Note 13 to the Financial Statements, the Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48"), as of January 1, 2007. Management judgment is required in determining income tax expense and the related balance sheet amounts. In addition, under FIN 48 judgments are required concerning the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, FAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment is largely dependent upon projected near-term profitability including the effects of tax planning. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded significant deferred tax assets, the largest of which relate to net operating losses, capital losses, tax credits and the accrued liability for asbestos-related costs that are not deductible until paid. The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to the prepaid pension asset and accelerated depreciation. The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities. Under the new accounting standard for recognition of the funded status of postretirement benefit plans (as described above under Pension Benefit Plans), in 2006 the Company was required to write off a significant portion of its prepaid pension asset, principally related to the U.S. pension plans, and increase recorded liabilities for other U.S. plans. The related deferred tax liabilities and assets were also adjusted. As a result, in 2006 the Company was required to record an additional valuation allowance of $197.5 million. During the third quarter of 2007 the Company sold its discontinued plastics operations. For tax purposes, the gain on the sale will be substantially offset by capital and net operating loss carryforwards. The credit for the corresponding reduction in the valuation allowance of $418.9 million was classified as a component of the gain on sale of discontinued operations in the Condensed Consolidated Results of Operations in the third quarter of 2007.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2007 from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

For further information on legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements, "Contingencies," that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.    Risk Factors.

There have been no material changes in risk factors at September 30, 2007 from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

OWENS-ILLINOIS GROUP, INC.
Date November 9, 2007	By:	/s/ EDWARD C. WHITE Edward C. White President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibits
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

QuickLinks

Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED RESULTS OF OPERATIONS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
CONDENSED CONSOLIDATED BALANCE SHEETS — continued
OWENS-ILLINOIS GROUP, INC. CONDENSED CONSOLIDATED CASH FLOWS (Dollars in millions)
OWENS-ILLINOIS GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Tabular data dollars in millions
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES
INDEX TO EXHIBITS