Form 10-Q
period 2008-06-30
OWENS ILLINOIS GROUP INC
filed 2008-08-08
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at July 31, 2008.

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

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC.  As required by Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and six month periods ended June 30, 2007 as discontinued operations.  At June 30, 2007 the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The format of the Company’s 2007 condensed consolidated income statement has been reclassified to conform with the presentation used in the current period.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended June 30,
	2008	2007
Net sales	$2,210.6	$1,997.0
Manufacturing, shipping, and delivery expense	(1,685.4)	(1,567.6)

Gross profit	525.2	429.4

Selling and administrative expense	(130.8)	(130.6)
Research, development, and engineering expense	(17.9)	(16.5)
Interest expense	(69.2)	(82.2)
Interest income	10.0	5.2
Equity earnings	12.7	8.8
Royalties and net technical assistance	5.0	4.8
Other income	1.4	1.3
Other expense	(15.8)	(13.6)

Earnings from continuing operations before items below	320.6	206.6

Provision for income taxes	(75.9)	(38.2)
Minority share owners’ interests in earnings of subsidiaries	(17.2)	(14.6)

Earnings from continuing operations	227.5	153.8
Net loss of discontinued operations		(4.1)
Gain on sale of discontinued operations	3.8
Net earnings	$231.3	$149.7

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Six months ended June 30,
	2008	2007
Net sales	$4,171.1	$3,681.0
Manufacturing, shipping, and delivery expense	(3,189.1)	(2,923.8)

Gross profit	982.0	757.2

Selling and administrative expense	(258.6)	(257.8)
Research, development, and engineering expense	(33.9)	(31.2)
Interest expense	(133.5)	(163.2)
Interest income	18.7	8.6
Equity earnings	23.8	13.9
Royalties and net technical assistance	9.8	9.7
Other income	3.2	4.9
Other expense	(35.8)	(30.1)

Earnings from continuing operations before items below	575.7	312.0

Provision for income taxes	(140.8)	(76.8)
Minority share owners’ interests in earnings of subsidiaries	(33.4)	(26.1)

Earnings from continuing operations	401.5	209.1
Net loss of discontinued operations		(6.2)
Gain on sale of discontinued operations	7.9
Net earnings	$409.4	$202.9

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	Dec. 31,	June 30,
	2008	2007	2007
Assets
Current assets:
Cash and cash equivalents	$366.0	$387.7	$348.4
Short-term investments, at cost which approximates market	23.6	59.8	52.8
Receivables, less allowances for losses and discounts ($36.1 at June 30, 2008, $36.0 at December 31, 2007, and $42.1 at June 30, 2007)	1,438.4	1,185.6	1,263.8
Inventories	1,234.7	1,020.8	1,001.0
Prepaid expenses	51.8	40.7	46.9
Assets of discontinued operations			124.4

Total current assets	3,114.5	2,694.6	2,837.3

Investments and other assets:
Equity investments	95.2	81.0	95.5
Repair parts inventories	154.0	155.8	136.5
Prepaid pension	614.5	566.4	523.2
Deposits, receivables, and other assets	508.5	448.7	467.7
Goodwill	2,546.6	2,428.1	2,324.3
Assets of discontinued operations			591.9

Total other assets	3,918.8	3,680.0	4,139.1

Property, plant, and equipment, at cost	6,811.6	6,423.1	6,038.3
Less accumulated depreciation	3,807.9	3,473.1	3,180.9

Net property, plant, and equipment	3,003.7	2,950.0	2,857.4

Total assets	$10,037.0	$9,324.6	$9,833.8

	June 30,	Dec. 31,	June 30,
	2008	2007	2007
Liabilities and Share Owner's Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$528.6	$700.9	$746.5
Accounts payable	1,002.1	957.5	845.4
Other liabilities	699.6	661.1	563.1
Liabilities of discontinued operations			77.5
Total current liabilities	2,230.3	2,319.5	2,232.5

Liabilities of discontinued operations			7.9
Long-term debt	3,262.5	3,013.2	4,889.6
Deferred taxes	130.7	109.4	105.8
Pension benefits	306.5	313.7	336.6
Nonpension postretirement benefits	279.1	287.0	295.3
Other liabilities	380.3	387.2	388.1
Minority share owners' interests	257.4	251.7	221.8

Share owner's equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	1,028.4	1,110.4	1,320.7
Retained earnings	2,118.8	1,709.4	456.7
Accumulated other comprehensive income	43.0	(176.9)	(421.2)
Total share owner's equity	3,190.2	2,642.9	1,356.2
Total liabilities and share owner's equity	$10,037.0	$9,324.6	$9,833.8

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$409.4	$202.9
Net loss of discontinued operations		6.2
Gain on sale of discontinued operations	(7.9)
Non-cash charges (credits):
Depreciation	229.2	209.7
Amortization of intangibles and other deferred items	14.3	10.4
Amortization of finance fees	4.0	5.2
Deferred tax provision	(3.0)	22.8
Restructuring and asset impairment	21.1
Other	13.5	7.9
Change in non-current operating assets	2.2	10.0
Change in non-current liabilities	(60.8)	(24.9)
Change in components of working capital	(287.8)	(223.5)
Cash provided by continuing operating activities	334.2	226.7
Cash provided by discontinued operating activities		2.8
Cash flows from investing activities:
Additions to property, plant, and equipment - continuing	(129.0)	(102.1)
Additions to property, plant, and equipment - discontinued		(23.3)
Advances to equity affiliate - net	(13.3)
Acquisitions, net of cash acquired		(9.8)
Net cash proceeds (payments) related to divestitures and asset sales	(16.6)	7.5
Cash utilized in investing activities	(158.9)	(127.7)
Cash flows from financing activities:
Additions to long-term debt	636.8	403.6
Repayments of long-term debt	(504.4)	(66.9)
Increase in short-term loans	43.2	70.0
Net payments for hedging activity	(46.8)	(3.9)
Payment of finance fees		(6.6)
Net change in payable to parent	(250.0)	(300.0)
Distributions so parent	(95.1)	(81.2)
Cash provided by (utilized in) financing activities	(216.3)	15.0
Effect of exchange rate fluctuations on cash	19.3	8.9
Increase (decrease) in cash	(21.7)	125.7
Cash at beginning of period	387.7	222.7
Cash at end of period	$366.0	$348.4

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

2.  Debt

The following table summarizes the long-term debt of the Company:

	June 30, 2008	Dec. 31, 2007	June 30, 2007
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$157.9	$—	$—
Term Loans:
Term Loan A (225.0 million AUD at June 30, 2008)	216.8	198.1	248.2
Term Loan B	191.5	191.5	195.5
Term Loan C (110.8 million CAD at June 30, 2008)	109.8	113.2	127.1
Term Loan D (€195.5 million at June 30, 2008)	302.4	281.8	262.9
Senior Secured Notes
8.875%, due 2009			850.0
7.75%, due 2011			450.0
8.75%, due 2012			625.0
Senior Notes:
8.25%, due 2013	447.9	450.3	436.3
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	355.3	331.1	302.5
6.875%, due 2017 (€300 million)	473.8	441.5	403.4
Payable to OI Inc.	501.9	752.8	739.3
Other	117.7	118.2	103.5
Total long-term debt	3,275.0	3,278.5	5,143.7
Less amounts due within one year	12.5	265.3	254.1
Long-term debt	$3,262.5	$3,013.2	$4,889.6

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At June 30, 2008 the Company’s subsidiary borrowers had unused credit of $654.3 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2008 was 6.05%.

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to provide funds to OI Inc. to retire its $250 million principal amount of 7.35% Senior Notes which matured in May 2008.

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	Dec. 31,	June 30,
	2008	2007	2007

Balance (included in short-term loans)	$437.9	$361.8	$447.5

Weighted average interest rate	5.72%	5.48%	5.37%

3.  Supplemental Cash Flow Information

	Six months ended June 30,
	2008	2007

Interest paid in cash	$132.8	$217.8

Income taxes paid in cash	66.6	65.4

4.  Comprehensive Income

The components of comprehensive income are: (a) net earnings; (b) change in fair value of certain derivative instruments; (c) pension and other postretirement benefit adjustments; and (d) foreign currency translation adjustments.  Total comprehensive income is as follows:

	Three months ended June 30,
	2008	2007
Net earnings	$231.3	$149.7
Foreign currency translation adjustments	69.7	92.5
Pension and other postretirement benefit adjustments	9.7	11.8
Change in fair value of derivative instruments, net of tax	17.7	(4.1)
Total comprehensive income	$328.4	$249.9

	Six months ended
	June 30,
	2008	2007
Net earnings	$409.4	$202.9
Foreign currency translation adjustments	161.0	128.8
Pension and other postretirement benefit adjustments	18.0	23.6
Change in fair value of derivative instruments, net of tax	40.9	20.6
Total comprehensive income	$629.3	$375.9

For the three months ended June 30, 2008 and 2007, foreign currency translation adjustments includes a loss of approximately $0.2 million and $2.3 million, respectively, related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

For the six months ended June 30, 2008 and 2007, foreign currency translation adjustments includes a loss of approximately $24.4 million and $5.0 million, respectively, related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

5.  Inventories

Major classes of inventory are as follows:

	June 30,	Dec. 31,	June 30,
	2008	2007	2007

Finished goods	$1,058.0	$861.1	$838.2
Work in process	1.3	1.4	3.3
Raw materials	104.3	90.5	89.3
Operating supplies	71.1	67.8	70.2
	$1,234.7	$1,020.8	$1,001.0

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

As of June 30, 2008, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 13,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2007, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages of $15 million or less, and 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $123 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of June 30, 2008 there are approximately 1,100 claims against other defendants which are likely to be asserted some time in the future against OI Inc.  These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of June 30, 2008, has disposed of the asbestos claims of approximately 363,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,100.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $29.9 million at June 30, 2008 ($34.0 million at December 31, 2007) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

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

b)  the extent to which claims are resolved under OI Inc.’s administrative claims handling agreements or on terms comparable to those set forth in those agreements;

c)  the extent to which OI Inc.’s accelerated settlements in 2007 and 2008 impact the number and type of future claims and lawsuits;

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

The ultimate legal and financial liability of OI Inc. with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty.  OI Inc.’s reported results of operations for 2007 were materially affected by the $115.0 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s and OI Inc’s cost of borrowing and its ability to pursue global or domestic acquisitions.  However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to pay OI Inc.’s obligations for asbestos-related costs and to fund OI Inc.’s working capital and capital expenditure requirements on a short-term and long-term basis.

7. Segment Information

The Company’s former Plastics Packaging segment has been reclassified to discontinued operations for 2007 as a result of the July 31, 2007 sale of that business.  Following the sale, the Company redefined its reportable segments and divided the former Glass Containers segment into four geographic segments:  (1) Europe; (2) North America; (3) South America; (4) Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  In connection with this change, certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained Corporate Costs and Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.  Amounts for 2007 in the following tables are presented on the redefined basis.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net effect of these changes on periods prior to 2008. However, the effect for the three and six months ended June 30, 2008 was to reduce the amount of retained corporate costs by approximately $10.0 million and $20.0 million, respectively. The information below is presented on a continuing operations basis, and therefore, the 2007 amounts exclude amounts related to the discontinued operations.  See Note 14 for more information.

Financial information for the three month periods ended June 30, 2008 and 2007 regarding the Company’s reportable segments is as follows:

Net Sales:	2008	2007
Europe	$1,045.7	$901.6
North America	606.3	614.0
South America	294.1	231.0
Asia Pacific	242.3	210.5
Reportable segment totals	2,188.4	1,957.1
Other	22.2	39.9
Consolidated totals	$2,210.6	$1,997.0

Segment Operating Profit:	2008	2007
Europe	$195.8	$122.5
North America	68.1	85.0
South America	85.5	58.4
Asia Pacific	40.7	32.2
Reportable segment totals	390.1	298.1
Retained corporate costs and other	(2.1)	(14.5)
Consolidated totals	388.0	283.6

Reconciliation to earnings from continuing operations before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairment	(8.2)

Interest income	10.0	5.2
Interest expense	(69.2)	(82.2)
Total	$320.6	$206.6

Financial information for the six month periods ended June 30, 2008 and 2007 regarding the Company’s reportable segments is as follows:

Net Sales:	2008	2007
Europe	$1,934.6	$1,630.0
North America	1,137.2	1,137.3
South America	548.3	434.3
Asia Pacific	492.3	423.0
Reportable segment totals	4,112.4	3,624.6
Other	58.7	56.4
Consolidated totals	$4,171.1	$3,681.0

Segment Operating Profit:	2008	2007
Europe	$343.4	$197.3
North America	123.5	147.5
South America	159.1	106.4
Asia Pacific	86.2	56.9
Reportable segment totals	712.2	508.1
Retained corporate costs and other	(0.6)	(41.5)
Consolidated totals	711.6	466.6

Reconciliation to earnings from continuing operations before income taxes and minority share owners’ interest in earnings of subsidiaries:

Items excluded from Segment Operating Profit:
Restructuring and asset impairment	(21.1)

Interest income	18.7	8.6
Interest expense	(133.5)	(163.2)
Total	$575.7	$312.0

Financial information regarding the Company’s total assets is as follows:

	June 30,	Dec. 31,	June 30,
Total assets:	2008	2007	2007
Europe	$4,525.8	$4,124.1	$3,953.8
North America	2,050.9	1,946.9	1,857.2
South America	1,017.6	965.7	879.3
Asia Pacific	1,680.2	1,558.1	1,547.6
Reportable segment totals	9,274.5	8,594.8	8,237.9
Other (1)	762.5	729.8	1,595.9
Consolidated totals	$10,037.0	$9,324.6	$9,833.8

(1)  Other includes assets of discontinued operations as of June 30, 2007.

8. Other Costs and Expenses

During the second quarter of 2008, the Company recorded charges totaling $8.2 million ($4.2 million after tax and minority share owners’ interests), for restructuring and asset impairment.  The total of all such charges for the six months ended June 30, 2008 was $21.1 million ($13.9 million after tax and minority shareowners’ interests).  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 10 for additional information.

9. Derivative Instruments

At June 30, 2008, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $700 million that mature from 2010 through 2013.  The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at June 30, 2008:

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Debentures due 2010	$250.0	7.50%	3.2%	$1.9
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	(5.5)
Total	$500.0			$(3.6)

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to eighteen months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At June 30, 2008, the Company had entered into commodity futures contracts for approximately 47% (approximately 5,520,000 MM BTUs) of its estimated North American usage requirements for the last half of 2008 and approximately 15% (approximately 3,480,000 MM BTUs) for the full year 2009.

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

The above futures contracts are accounted for as cash flow hedges at June 30, 2008.

At June 30, 2008, an unrecognized gain of $36.4 million (pretax and after tax), related to the North American commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next eighteen months.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2008 was not material.

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

10.  Restructuring Accruals

During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in the Caribbean, Europe, and North America. The Company recorded additional charges of $21.1 million ($13.9 million after tax and minority share owners’ interests) in the first and second quarters of 2008 for restructuring and asset impairment across all segments as well as certain Retained Corporate activities.  These charges, amounting to $121.4 million, reflect the decisions reached through June 30, 2008 in the Company’s ongoing strategic review of its global manufacturing footprint commenced in mid-2007.

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

Production Capacity

The Company has decided to curtail and realign selected production capacity and other activities across all segments as well as certain Retained Corporate activities.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, the assets were considered impaired.  As a result the assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 660 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.  In total, impairments, accrued costs, and other valuation adjustments amounted to $55.3 million in the third and fourth quarters of 2007 with an additional $20.2 million recorded in the first and second quarters of 2008.  Probable cash expenditures are expected to total approximately $47.9 million.  The Company expects that the majority of these costs will be paid out by the end of 2008.

Selected information related to the restructuring accrual is as follows:

Total restructuring accrual at December 31, 2007	$30.6
Additional charges	12.0
Write-down of assets to net realizable value	(2.8)
Net cash paid, principally severance and related benefits	(1.7)
Other, principally foreign exchange translation	1.0
Remaining restructuring accrual as of March 31, 2008	39.1
Additional charges	8.2
Write-down of assets to net realizable value	(1.1)
Net cash paid, principally severance and related benefits	(11.0)
Other, principally foreign exchange translation	0.3
Remaining restructuring accrual as of June 30, 2008	$35.5

BSN Acquisition

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows:

Total European restructuring accrual (€110.9 million)	$134.1
Net cash paid, principally severance and related benefits	(41.0)
Other, principally foreign exchange translation	(12.2)
Remaining European restructuring accrual as of December 31, 2005	80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	27.7
Net cash paid, principally severance and related benefits	(2.4)
Other, principally foreign exchange translation	0.8
Remaining European restructuring accrual as of March 31, 2008	26.1
Net cash paid, principally severance and related benefits	(1.5)
Other, principally foreign exchange translation	(1.6)
Remaining European restructuring accrual as of June 30, 2008	$23.0

11.  Pensions

The components of the net periodic pension (income) cost for the three months ended June 30, 2008 and 2007 were as follows:

	2008	2007

Service cost	$12.2	$14.2
Interest cost	55.3	53.0
Expected asset return	(81.3)	(78.7)

Amortization:
Loss	7.8	11.5
Prior service credit	(0.2)	(0.2)
Net amortization	7.6	11.3
Net periodic pension (income) expense	$(6.2)	$(0.2)
Total for continuing operations	$(6.2)	$0.4
Total for discontinued operations		(0.6)
	$(6.2)	$(0.2)

The components of the net periodic pension (income) cost for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$24.3	$28.1
Interest cost	110.4	105.3
Expected asset return	(162.4)	(156.7)

Amortization:
Loss	15.5	23.0
Prior service credit	(0.4)	(0.4)
Net amortization	15.1	22.6
Net periodic pension (income) expense	$(12.6)	$(0.7)
Total for continuing operations	$(12.6)	$0.6
Total for discontinued operations		(1.3)
	$(12.6)	$(0.7)

12.  Postretirement Benefits Other Than Pensions

The components of the net postretirement benefit cost for the three months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$0.6	$0.9
Interest cost	4.4	4.4

Amortization:
Prior service credit	(0.7)	(1.1)
Loss	1.5	1.6
Net amortization	0.8	0.5
Net postretirement benefit cost	$5.8	$5.8
Total for continuing operations	$5.8	$5.0
Total for discontinued operations		0.8
	$5.8	$5.8

The components of the net postretirement benefit cost for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Service cost	$1.2	$1.7
Interest cost	8.7	8.7

Amortization:
Prior service credit	(1.5)	(2.1)
Loss	3.1	3.2
Net amortization	1.6	1.1
Net postretirement benefit cost	$11.5	$11.5
Total for continuing operations	$11.5	$10.0
Total for discontinued operations		1.5
	$11.5	$11.5

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

14. Discontinued Operations

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  The plastics packaging business comprised the Company’s former Plastics Packaging segment.  As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and six months ended June 30, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Agreement to be repaid from the net proceeds.  At June 30, 2007, the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2007	2007
Net sales	$200.9	$389.2
Manufacturing, shipping, and delivery expense	(153.2)	(297.5)
Gross profit	47.7	91.7
Selling and administrative expense	(8.7)	(16.9)
Research, development, and engineering	(3.4)	(7.2)
Interest expense	(34.4)	(68.3)
Other revenue (expense), net	(2.0)	(2.4)
Loss before items below	(0.8)	(3.1)
Provision for income taxes	(3.2)	(3.0)
Minority share owners’ interests in earnings of subsidiaries	(0.1)	(0.1)
Net loss from discontinued operations	$(4.1)	$(6.2)

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

The condensed consolidated balance sheet at June 30, 2007 included the following assets and liabilities related to the discontinued operations:

Balance at June 30,
2007
Assets:
Inventories	$50.3
Accounts receivable	72.0
Other current assets	2.1
Total current assets	124.4
Goodwill	215.5
Other long-term assets	46.3
Net property, plant, and equipment	330.1
Total assets	$716.3
Liabilities:
Accounts payable and other current liabilities	$77.5
Other long-term liabilities	7.9
Total liabilities	$85.4

15. Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS No. 157), which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements.  On February 2, 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delays the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on least an annual basis.  Where the measurement objective specifically requires the use of “fair value” the Company has adopted the provisions of FAS No. 157 related to financial assets and financial liabilities as of January 1, 2008. The adoption of FAS No. 157 had no impact on the Company.

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies the $32.6 net derivative asset as Level 2 in the hierarchy.

The Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS No. 159”), effective January 1, 2008.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  While FAS No. 159 became effective January 1, 2008, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

16.  Subsequent Events

On July 29, 2008, the Company announced its decision to close its Toronto, Ontario glass container plant.  Subject to finalization of certain estimates related to the disposition of the plant site, the Company expects to record a charge associated with the Toronto closure of approximately $45 million in the third quarter of 2008.  Major components of the charge include approximately $18 million for impairment of assets and $27 million for one-time employee separation benefits and other costs related to the closing.  Future cash expenditures related to the closing will be approximately $28 million.

17.  Financial Information for Subsidiary Guarantors and Non-Guarantors

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

	June 30, 2008
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$150.6	$35.0	$1,252.8	$—	$1,438.4
Inventories		195.2	0.4	1,039.1	—	1,234.7
Other current assets		7.4	28.3	405.7		441.4
Total current assets	—	353.2	63.7	2,697.6	—	3,114.5
Investments in and advances to subsidiaries	3,690.2	3,403.3	(75.1)		(7,018.4)	—
Goodwill		560.8	9.5	1,976.3		2,546.6
Other non-current assets		152.5	627.5	594.0	(1.8)	1,372.2
Total other assets	3,690.2	4,116.6	561.9	2,570.3	(7,020.2)	3,918.8
Property, plant and equipment, net		632.7	45.3	2,325.7		3,003.7
Total assets	$3,690.2	$5,102.5	$670.9	$7,593.6	$(7,020.2)	$10,037.0
Current liabilities :
Accounts payable and accrued liabilities	$—	$305.4	$67.2	$1,302.9	$26.2	$1,701.7
Short-term loans and long-term debt due within one year		0.1		528.5		528.6
Total current liabilities	—	305.5	67.2	1,831.4	26.2	2,230.3
Long-term debt	500.0	1,396.5	18.7	1,347.3		3,262.5
Other non-current liabilities and minority interests		31.2	264.1	1,049.6	9.1	1,354.0
Investments by and advances from parent		3,369.3	320.9	3,365.3	(7,055.5)	—
Share owner's equity	3,190.2					3,190.2
Total liabilities and share owner's equity	$3,690.2	$5,102.5	$670.9	$7,593.6	$(7,020.2)	$10,037.0

	December 31, 2007
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$71.1	$(7.4)	$1,121.9	$—	$1,185.6
Inventories		163.3	0.4	857.1		1,020.8
Other current assets		8.3	50.6	428.7	0.6	488.2
Total current assets	—	242.7	43.6	2,407.7	0.6	2,694.6
Investments in and advances to subsidiaries	3,392.9	3,296.9	8.2		(6,698.0)	—
Goodwill		560.9	9.4	1,857.8		2,428.1
Other non-current assets		165.8	562.1	536.3	(12.3)	1,251.9
Total other assets	3,392.9	4,023.6	579.7	2,394.1	(6,710.3)	3,680.0
Property, plant and equipment, net		620.3	47.0	2,282.7		2,950.0
Total assets	$3,392.9	$4,886.6	$670.3	$7,084.5	$(6,709.7)	$9,324.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$340.4	$109.2	$1,169.6	$(0.6)	$1,618.6
Short-term loans and long-term debt due within one year	250.0	(0.2)		451.1		700.9
Total current liabilities	250.0	340.2	109.2	1,620.7	(0.6)	2,319.5
Long-term debt	500.0	1,375.8	19.1	1,118.3		3,013.2
Other non-current liabilities and minority interests		46.3	273.4	1,026.1	3.2	1,349.0
Investments by and advances from parent		3,124.3	268.6	3,319.4	(6,712.3)	—
Share owner's equity	2,642.9					2,642.9
Total liabilities and share owner's equity	$3,392.9	$4,886.6	$670.3	$7,084.5	$(6,709.7)	$9,324.6

	June 30, 2007
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$126.4	$32.3	$1,105.1	$—	$1,263.8
Inventories		157.0	0.4	843.6	—	1,001.0
Other current assets		22.4	22.2	403.5		448.1
Assets of discontinued operations			107.1	17.3		124.4
Total current assets	—	305.8	162.0	2,369.5	—	2,837.3
Investments in and advances to subsidiaries	2,106.2	3,152.5	36.2		(5,294.9)	—
Goodwill		561.0	17.8	1,745.5		2,324.3
Other non-current assets		158.8	577.5	491.4	(4.8)	1,222.9
Assets of discontinued operations			525.5	66.4		591.9
Total other assets	2,106.2	3,872.3	1,157.0	2,303.3	(5,299.7)	4,139.1
Property, plant and equipment, net		656.0	47.7	2,153.7		2,857.4
Total assets	$2,106.2	$4,834.1	$1,366.7	$6,826.5	$(5,299.7)	$9,833.8
Current liabilities :
Accounts payable and accrued liabilities	$—	$351.6	$62.9	$1,006.6	$(12.6)	$1,408.5
Short-term loans and long-term debt due within one year	250.0	(3.3)		499.8		746.5
Liabilities of discontinued operations			67.6	9.9		77.5
Total current liabilities	250.0	348.3	130.5	1,516.3	(12.6)	2,232.5
Liabilities of discontinued operations			0.1	7.8		7.9
Long-term debt	500.0	3,252.0	19.7	1,117.9		4,889.6
Other non-current liabilities and minority interests		48.7	295.3	1,002.1	1.5	1,347.6
Investments by and advances from parent		1,185.1	921.1	3,182.4	(5,288.6)	—
Share owner's equity	1,356.2					1,356.2
Total liabilities and share owner's equity	$2,106.2	$4,834.1	$1,366.7	$6,826.5	$(5,299.7)	$9,833.8

	Three months ended June 30, 2008
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$518.9	$—	$1,726.5	$(34.8)	$2,210.6
Manufacturing, shipping, and delivery		(440.5)	2.5	(1,301.2)	53.8	(1,685.4)
Gross profit	—	78.4	2.5	425.3	19.0	525.2

Research, engineering, selling, administrative, and other		11.7	(19.7)	(156.5)		(164.5)
Net intercompany interest	12.0	(26.3)	17.5	(3.2)		(0.0)
Other interest expense	(12.0)	(23.5)	(0.6)	(33.1)		(69.2)
Interest income		—	1.0	9.0		10.0
Equity earnings from subsidiaries	227.5	184.5	(17.0)		(395.0)	—
Other equity earnings		3.6	5.2	3.9		12.7
Other revenue		22.9	0.1	1.9	(18.5)	6.4
Earnings from continuing operations before items below	227.5	251.3	(11.0)	247.3	(394.5)	320.6
Provision for income taxes		(4.6)	(7.7)	(63.6)		(75.9)
Minority share owners' interests in earnings of subsidiaries			4.7	(16.2)	(5.7)	(17.2)
Earnings from continuing operations	227.5	246.7	(14.0)	167.5	(400.2)	227.5
Net earnings of discontinued operations	3.8		3.8		(3.8)	3.8
Net earnings	$231.3	$246.7	$(10.2)	$167.5	$(404.0)	$231.3

	Three months ended June 30, 2007
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$541.3	$0.5	$1,477.2	$(22.0)	$1,997.0
Manufacturing, shipping, and delivery		(440.1)	2.0	(1,164.6)	35.1	(1,567.6)
Gross profit	—	101.2	2.5	312.6	13.1	429.4
Research, engineering, selling, administrative, and other		(23.6)	(36.8)	(100.5)	0.2	(160.7)
Net intercompany interest	17.5	6.6	(26.9)	2.8		—
Other interest expense	(17.5)	(72.5)	34.0	(26.2)		(82.2)
Interest income		—	0.5	4.7		5.2
Equity earnings from subsidiaries	153.8	123.6	31.1		(308.5)	—
Other equity earnings		1.5	4.8	2.5		8.8
Other revenue		61.8	0.4	1.7	(57.8)	6.1
Earnings from continuing operations before items below	153.8	198.6	9.6	197.6	(353.0)	206.6
Provision for income taxes		(12.8)	6.9	(32.3)		(38.2)
Minority share owners' interests in earnings of subsidiaries			(0.8)	(10.7)	(3.1)	(14.6)
Earnings from continuing operations	153.8	185.8	15.7	154.6	(356.1)	153.8
Net earnings of discontinued operations	(4.1)		(4.2)	0.1	4.1	(4.1)
Net earnings	$149.7	$185.8	$11.5	$154.7	$(352.0)	$149.7

	Six months ended June 30, 2008
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,013.6	$—	$3,227.7	$(70.2)	$4,171.1
Manufacturing, shipping, and delivery		(859.7)	5.3	(2,438.6)	103.9	(3,189.1)
Gross profit	—	153.9	5.3	789.1	33.7	982.0
Research, engineering, selling, administrative, and other		(15.8)	(37.0)	(275.5)		(328.3)
Net intercompany interest	26.4	(49.7)	34.9	(11.6)		—
Other interest expense	(26.4)	(43.1)	(1.0)	(63.0)		(133.5)
Interest income		—	1.8	16.9		18.7
Equity earnings from subsidiaries	401.5	348.8	(41.2)		(709.1)	—
Other equity earnings		7.4	10.6	5.8		23.8
Other revenue		41.7	0.1	3.8	(32.6)	13.0
Earnings from continuing operations before items below	401.5	443.2	(26.5)	465.5	(708.0)	575.7
Provision for income taxes		(6.7)	(8.4)	(125.7)		(140.8)
Minority share owners' interests in earnings of subsidiaries			5.4	(32.2)	(6.6)	(33.4)
Earnings from continuing operations	401.5	436.5	(29.5)	307.6	(714.6)	401.5
Net earnings of discontinued operations	7.9		7.9		(7.9)	7.9
Net earnings	$409.4	$436.5	$(21.6)	$307.6	$(722.5)	$409.4

	Six months ended June 30, 2007
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,000.3	$0.8	$2,729.1	$(49.2)	$3,681.0
Manufacturing, shipping, and delivery		(830.3)	(1.2)	(2,166.6)	74.3	(2,923.8)
Gross profit	—	170.0	(0.4)	562.5	25.1	757.2
Research, engineering, selling, administrative, and other		(51.0)	(68.4)	(199.9)	0.2	(319.1)
Net intercompany interest	38.1	14.7	(52.1)	(0.7)		(0.0)
Other interest expense	(38.1)	(146.8)	67.5	(45.8)		(163.2)
Interest income		—	1.0	7.6		8.6
Equity earnings from subsidiaries	209.1	202.9	37.1		(449.1)	—
Other equity earnings		3.7	6.0	4.2		13.9
Other revenue		77.1	0.8	5.0	(68.3)	14.6
Earnings from continuing operations before items below	209.1	270.6	(8.5)	332.9	(492.1)	312.0
(Provision) credit for income taxes		(5.4)	0.3	(71.7)		(76.8)
Minority share owners' interests in earnings of subsidiaries			(0.8)	(20.9)	(4.4)	(26.1)
Earnings from continuing operations	209.1	265.2	(9.0)	240.3	(496.5)	209.1
Net losses of discontinued operations	(6.2)		(5.9)	(0.3)	6.2	(6.2)
Net earnings (loss)	$202.9	$265.2	$(14.9)	$240.0	$(490.3)	$202.9

	Six months ended June 30, 2008
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$(18.2)	$(45.6)	$387.5	$10.5	$334.2
Investing Activities:
Additions to property, plant, and equipment -		(37.3)	(0.1)	(91.6)		(129.0)
Advance to equity affiliate			(13.3)			(13.3)
Proceeds from sales		0.2	(16.9)	0.1		(16.6)
Cash used in investing activities	—	(37.1)	(30.3)	(91.5)	—	(158.9)
Financing Activities:
Net distribution to OI Inc.	(345.2)					(345.2)
Change in intercompany transactions	345.2	305.3	50.8	(443.9)	(257.4)	—
Change in short term debt				43.2		43.2
Payments of long term debt		(35.0)	(0.4)	(469.0)		(504.4)
Borrowings of long term debt		35.0		601.8		636.8
Net payments for hedging activity				(46.7)		(46.7)
Payments of finance fees						—
Cash provided by (used in) financing activities	—	305.3	50.4	(314.6)	(257.4)	(216.3)
Effect of exchange rate change on cash				19.3		19.3
Net change in cash	—	250.0	(25.5)	0.7	(246.9)	(21.7)
Cash at beginning of period		—	43.8	343.2	0.7	387.7
Cash at end of period	$—	250.0	$18.3	$343.9	$(246.2)	$366.0

	Six months ended June 30, 2007
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$24.1	$(53.8)	$312.7	$(53.5)	$229.5
Investing Activities:
Additions to property, plant, and equipment - continuing operations		(31.4)	(2.8)	(67.9)		(102.1)
Additions to property, plant, and equipment - discontinued operations			(21.6)	(1.7)		(23.3)
Acquisition, net of cash acquired				(9.8)		(9.8)
Proceeds from sales		5.5	0.9	1.1		7.5
Cash used in investing activities	—	(25.9)	(23.5)	(78.3)	—	(127.7)
Financing Activities:
Net distribution to OI Inc.	(381.2)					(381.2)
Change in intercompany transactions	381.2	45.8	96.8	(577.3)	53.5	-
Change in short term debt				70.0		70.0
Payments of long term debt		(44.0)	(0.4)	(22.5)		(66.9)
Borrowings of long term debt				403.6		403.6
Payments of finance fees				(6.6)		(6.6)
Net payments for debt-related hedging activity				(3.9)		(3.9)
Cash provided by (used in) financing activities	—	1.8	96.4	(136.7)	53.5	15.0
Effect of exchange rate change on cash				8.9		8.9
Net change in cash	—	—	19.1	106.6	—	125.7
Cash at beginning of period		—	9.8	212.9		222.7
Cash at end of period	$—	—	$28.9	$319.5	$—	$348.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Quarters ended June 30, 2008 and 2007

Net sales of continuing operations were $213.6 million higher than the prior year principally resulting from improved pricing and favorable foreign currency exchange rates partially offset by lower unit shipments.

Segment Operating Profit of reportable segments was $92.0 million higher than the prior year.  The benefits of higher selling prices, improved productivity, and favorable exchange rates were partially offset by lower unit shipments and inflationary cost increases.

Interest expense in 2008 was $69.2 million compared with interest expense of $82.2 million for continuing operations in 2007.  The decrease was principally due to lower variable interest rates as well as lower debt levels under the Company’s bank credit agreement partially offset by an increase from foreign currency exchange rates.

Net earnings from continuing operations in 2008 were $227.5 million compared with $153.8 million in 2007.  Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased net earnings in 2008 by $4.2 million and increased net earnings in 2007 by $13.5 million.

Capital spending for property, plant, and equipment was $83.6 million in 2008 compared with spending of $69.5 million for continuing operations in 2007.

Six months ended June 30, 2008 and 2007

Net sales of continuing operations were $490.1 million higher than the prior year principally resulting from improved pricing and favorable foreign currency exchange rates partially offset by lower unit shipments.

Segment Operating Profit of reportable segments was $204.1 million higher than the prior year.  The benefits of higher selling prices, improved productivity, and favorable exchange rates were partially offset by lower unit shipments and inflationary cost increases.

Interest expense in 2008 was $133.5 million compared with interest expense of $163.2 million from continuing operations in 2007.  The decrease was principally due to lower variable interest rates as well as lower debt levels under the Company’s bank credit agreement partially offset by an increase from foreign currency exchange rates.

Net earnings from continuing operations in 2008 were $401.5 million compared with $209.1 million in 2007.  Earnings in both periods included items that management considered not representative of ongoing operations.

These items decreased net earnings in 2008 by $13.9 million and increased net earnings in 2007 by $13.5 million.

Capital spending for property, plant, and equipment was $129.0 million in 2008 compared with spending of $102.1 million for continuing operations in 2007.

Results of Operations – Second Quarter of 2008 compared with Second Quarter of 2007

Net Sales

The Company’s net sales by segment in the second quarter of 2008 and 2007 are presented in the following table.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$1,045.7	$901.6
North America	606.3	614.0
South America	294.1	231.0
Asia Pacific	242.3	210.5
Reportable segment totals	2,188.4	1,957.1
Other	22.2	39.9
Consolidated totals	2,210.6	1,997.0

The Company’s net sales in the second quarter of 2008 increased $213.6 million, or 10.7%, over the second quarter of 2007.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2007		$1,957.1
Net effect of price and mix	$154.0
Decreased sales volume	(124.0)
Effects of changing foreign currency rates	201.3
Total effect on net sales		231.3
Net sales - 2008		$2,188.4

Segment Operating Profit

Operating Profit of the reportable segments in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$195.8	$122.5
North America	68.1	85.0
South America	85.5	58.4
Asia Pacific	40.7	32.2
Reportable segment totals	390.1	298.1
Retained corporate costs and other	(2.1)	(14.5)
Consolidated totals	388.0	283.6

Segment Operating Profit of reportable segments in the second quarter of 2008 increased $92.0 million, or 30.9%, to $390.1 million, compared with Segment Operating Profit of $298.1 million for the second quarter of 2007.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$298.1
Net effect of price and mix	$154.0
Effects of changing foreign currency rates	32.0
Manufacturing and delivery	(97.0)
Decreased sales volume	(30.0)
Operating expenses	(5.0)
Other	38.0
Total net effect on Segment Operating Profit		92.0
Segment Operating Profit - 2008		$390.1

Retained corporate costs and other in 2008 were $2.1 million compared with $14.5 million for 2007.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for the three months ended June 30, 2008 was to reduce the amount of retained corporate costs by approximately $10.0 million.  Also contributing to the decrease was increased pension income for 2008.

Interest Expense

Interest expense in 2008 was $69.2 million compared with interest expense of $82.2 million for continuing operations in 2007.  The decrease was principally due to lower variable interest rates as well as lower debt levels under the Company’s bank credit agreement partially offset by an increase from foreign currency exchange rates.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries in the second quarter of 2008 was $17.2 million compared with $14.6 million in the second quarter of 2007.  The increase was primarily attributed to higher earnings from the Company’s operations in South America.

Results of Operations – First six months of 2008 compared with first six months of 2007

Net Sales

The Company’s net sales by segment in the first six months of 2008 and 2007 are presented in the following table.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$1,934.6	$1,630.0
North America	1,137.2	1,137.3
South America	548.3	434.3
Asia Pacific	492.3	423.0
Reportable segment totals	4,112.4	3,624.6
Other	58.7	56.4
Consolidated totals	4,171.1	3,681.0

The Company’s net sales in the first six months of 2008 increased $490.1 million, or 13.3%, over the first six months of 2007.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2007		$3,624.6
Net effect of price and mix	$273.0
Decreased sales volume	(174.0)
Effects of changing foreign currency rates	388.8
Total effect on net sales		487.8
Net sales - 2008		$4,112.4

Segment Operating Profit

Operating Profit of the reportable segments in the table below includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained Corporate Costs and Other.  For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$343.4	$197.3
North America	123.5	147.5
South America	159.1	106.4
Asia Pacific	86.2	56.9
Reportable segment totals	712.2	508.1
Retained corporate costs and other	(0.6)	(41.5)
Consolidated totals	711.6	466.6

Segment Operating Profit of reportable segments in the first six months of 2008 increased $204.1 million, or 40.2%, to $712.2 million, compared with Segment Operating Profit of $508.1 million in the first six months of 2007.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$508.1
Net effect of price and mix	$273.0
Effects of changing foreign currency rates	67.0
Manufacturing and delivery	(152.0)
Decreased sales volume	(42.0)
Operating expenses	(5.0)
Other	63.1
Total net effect on Segment Operating Profit		204.1
Segment Operating Profit - 2008		$712.2

Retained corporate costs and other in 2008 were $0.6 million compared with $41.5 million in 2007.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for the six months ended June 30, 2008 was to reduce the amount of retained corporate costs by approximately $20.0 million.  Also contributing to the decrease were lower accruals for self insured risks and increased pension income in 2008.

Interest Expense

Interest expense in the first six months of 2008 was $133.5 million compared with $163.2 million from continuing operations in the first six months of 2007.  The decrease was principally due to lower variable interest rates as well as lower debt levels under the Company’s bank credit agreement partially offset by an increase from foreign currency exchange rates.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries in the first six months of 2008 was $33.4 million compared with $26.1 million in the first six months of 2007.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations in the six months ended June 30, 2008 was 24.5%, compared with 24.6% in the first six months of 2007.  The provision for 2007 includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations.  Excluding that benefit and the effects in both periods of pretax items for which taxes are separately calculated and recorded in the period, the Company’s effective tax rate from continuing operations for the six months ended 2008 was 24.5% compared with 28.9% for the six months ended 2007. The reduction is principally due to:  (1) a change in mix of earnings to jurisdictions where the Company is subject to lower effective rates, and (2) the effect of higher earnings and lower interest costs in the U.S., where the Company has recognized a valuation allowance on net deferred tax assets.  Based upon the current projection for the mix of earnings for 2008, the Company expects that the full year effective tax rate will be slightly below the 24.4% effective tax rate for 2007 excluding the separately taxed items in both years.

Restructuring and Impairment Charges

During the first six months of 2008, the Company recorded charges totaling $21.1 million ($13.9 million after tax and minority share owners’ interests), for additional restructuring and asset impairment across all segments as well as certain Retained Corporate activities.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 10 for additional information.

Discontinued Operations

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  The plastics packaging business comprised the Company’s former Plastics Packaging segment.  As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Condensed Consolidated Results of Operations for the three and six months ended June 30, 2007 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  At June 30, 2007, the assets and liabilities of the plastics packaging business are presented in the Condensed Consolidated Balance Sheet as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2007	2007
Net sales	$200.9	$389.2
Manufacturing, shipping, and delivery expense	(153.2)	(297.5)
Gross profit	47.7	91.7

Selling and administrative expense	(8.7)	(16.9)
Research, development, and engineering	(3.4)	(7.2)
Interest expense	(34.4)	(68.3)
Other revenue (expense), net	(2.0)	(2.4)
Loss before item below	(0.8)	(3.1)
Provision for income taxes	(3.2)	(3.0)
Minority share owners’ interests in earnings of subsidiaries	(0.1)	(0.1)

Net loss from discontinued operations	$(4.1)	$(6.2)

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

The condensed consolidated balance sheet at June 30, 2007 included the following assets and liabilities related to the discontinued operations:

Balance at June 30,
2007
Assets:
Inventories	$50.3
Accounts receivable	72.0
Other current assets	2.1
Total current assets	124.4
Goodwill	215.5
Other long-term assets	46.3
Net property, plant, and equipment	330.1
Total assets	$716.3
Liabilities:
Accounts payable and other current liabilities	$77.5
Other long-term liabilities	7.9
Total liabilities	$85.4

Capital Resources and Liquidity

The Company’s total debt at June 30, 2008 was $3.79 billion, compared to $3.71 billion at December 31, 2007 and $5.63 billion at June 30, 2007.

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to provide funds to OI Inc. to retire its $250 million principal amount of 7.35% Senior Notes which matured in May 2008.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012. It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

At June 30, 2008 the Company’s subsidiary borrowers had unused credit of $654.3 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2008 was 6.05%.

Information related to the Company’s accounts receivable securitization program is as follows:

	June 30,	Dec. 31,	June 30,
	2008	2007	2007

Balance (included in short-term loans)	$437.9	$361.8	$447.5

Weighted average interest rate	5.72%	5.48%	5.37%

Cash provided by continuing operating activities in the first six months of 2008 was $334.2 million compared with $226.7 million in the prior year.  The increase is mainly attributable to improved earnings, partially offset by a larger seasonal increase in working capital.

Capital spending for property, plant, and equipment was $129.0 million in the first six months of 2008 compared with $102.1 million (continuing operations) in the prior year.  In addition, during 2008 and 2007, the Company capitalized $10.7 million and $12.1 million, respectively, under capital lease obligations with the related financing recorded as long term debt.  The Company continues to focus on controlling capital spending and improving its return on invested capital by improving capital efficiency.

OI Inc. has substantial obligations related to semiannual interest payments on $500.0 million of outstanding public debt securities.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments were $103.6 million and $93.7 million for the six months ended June 30, 2008 and 2007, respectively.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

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

Property, Plant, and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at June 30, 2008 totaled $3,003.7 million, representing 30% of total assets.  Depreciation expense for the six months ended June 30, 2008 totaled $229.2 million, representing over 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is expected to be ongoing in 2008 and 2009.  As an initial result of this review, during the third and fourth quarters of 2007 and the first and second quarters of 2008, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate activities.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of June 30, 2008, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS No. 144.  For additional information on charges recorded in 2008 and 2007, see Notes 8 and 10 to the Condensed Consolidated Financial Statements.

Goodwill – Goodwill at June 30, 2008 totaled $2,546.6 million, representing 25% of total assets.  As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

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

Other Long-Lived Assets – Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the 2007 Annual Report on Form 10-K.  As an initial result of this review, during the third and fourth quarters of 2007 and the first quarter of 2008, the Company recorded charges that included impairments of an equity investment.  For additional information on charges recorded in 2008 and 2007, see Notes 8 and 10 to the Condensed Consolidated Financial Statements.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2007, the weighted average discount rate for all plans was 5.87%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2008, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.1%, unchanged from 2007.  The Company recorded pension income (expense) from continuing operations of $12.6 million and $(0.6) million for the six months ended June 30, 2008 and 2007, respectively, from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $26 million of pension income for the full year of 2008 compared with $3.4 million of expense related to continuing operations in 2007.  The expected improvement in 2008 is a result of higher asset values, principally in the U.S. plans.

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

Funding - The Company believes it will not be required to make cash contributions to the U.S. plans for at least several years.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded sstatus of certain plans.  The Company’s required contributions to its non-U.S. defined benefit pension plans in 2008 are expected to be approximately $62.8 million compared with actual contributions of $63.9 million in 2007.

Income Taxes

The Company accounts for income taxes as required by the provisions of FAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, under FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at June 30, 2008 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial

Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2008 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

OWENS-ILLINOIS GROUP, INC.

Date	August 8, 2008	By	/s/ Edward C. White
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