Form 10-K
period 2008-12-31
OWENS ILLINOIS GROUP INC
filed 2009-02-17
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a	Smaller reporting company ☐
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2009 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, April 23, 2009 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

Strategic Priorities and Competitive Strengths

The Company is pursuing the following strategic priorities aimed at optimizing shareholder return:

•	Marketing Glass — promote its value added benefits and communicate its earth-friendly attributes

•	Strategic & Profitable Growth — expand presence in growing markets and enter growing markets where we do not have a presence

•	Innovation & Technology — focus on product innovation that adds value for customers and develop technology that provides a sustainable advantage

•	Operational Excellence — continuous productivity improvement, pricing strategy to improve margins, and disciplined use of cash

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  Since undertaking this review, the Company has announced the idling of capacity or closing of facilities involving 11 furnaces and approximately 1,800 job eliminations.  The Company expects to conclude the current global review in 2009.  The Company believes these actions, combined with its pricing initiatives, will contribute to optimizing shareholder return.

The Company has 80 glass manufacturing plants in 22 countries.

Technology Leader

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market in which it competes.  During the five years ended December 31, 2008, on a continuing operations basis, the Company invested more than $1.5 billion in capital expenditures (excluding acquisitions) and more than $264 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

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

Financial Information about Reportable Segments

Information as to sales, earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excluding amounts related to certain items that management considers not representative of ongoing operations (“Segment Operating Profit”), and total assets by reportable segment is included in Note 18 to the Consolidated Financial Statements.

Narrative Description of Business

Below is a description of the business and information to the extent material to understanding the Company’s business taken as a whole.

Products and Services, Customers, Markets and Competitive Conditions, and Methods of Distribution

The Company is the largest manufacturer of glass containers in the world.  The Company is the leading glass container manufacturer in 17 of the 22 countries where it competes in the glass container segment of the rigid packaging market, including the U.S., and the sole manufacturer of glass containers in 8 of these countries.

Products and Services

The Company produces glass containers for beer, ready-to-drink low alcohol refreshers, spirits, wine, food, tea, juice and pharmaceuticals.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S.  The Company manufactures these products in a wide range of sizes, shapes and colors. The Company is active in new product development and glass container innovation.

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world.  In the U.S., the majority of customers for glass containers are brewers, wine vintners, distillers and food producers.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S.  The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Diageo,  Miller/Coors, Pepsico, and Saxco-Demptos, Inc.  The largest glass container customers outside the U.S. include (in alphabetical order) Anheuser-Busch InBev, Carlsberg, Diageo, Foster’s, Heineken, Lion Nathan, Molson/Coors, and SABMiller.  The Company is a major glass container supplier to all of these customers.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  Multi-year contracts typically provide for price adjustments based on cost changes with annual limitations.  The Company also sells some of its products through distributors. Glass container production is typically scheduled to maintain reasonable levels of inventory.

Markets and Competitive Conditions

The principal markets for glass container products made by the Company are in Europe, North America, Asia Pacific, and South America.  The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes.  Much of this cost advantage is due to proprietary equipment and process technology used by the Company.  The Company’s machine development activities and systematic upgrading of production equipment begun in the 1990’s and early 2000’s support its low-cost leadership position in the glass container segment in many of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

The Company has the leading share of the glass container segment of the U.S. rigid packaging market based on sales revenue by domestic producers in the U.S.  The principal glass container competitors in the U.S. are Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain, and Anchor Glass Container Corporation.  In addition, imports from Mexico and other countries compete in U.S. glass container segments.  Additionally, a few major consumer packaged goods companies also self-manufacture glass containers.

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

The Company’s unit shipments of glass containers in countries outside of the U.S. have grown substantially from levels in earlier years.  The Company has added to its international operations by acquiring glass container companies, many of which have leading positions in growing or established markets, increasing capacity at select foreign subsidiaries, and having a global network of glass container companies that license its technology.  In many developing countries, the Company’s international glass operations have benefited in the last ten years from increased consumer spending power, a trend toward the privatization of industry, a favorable climate for foreign investment, lowering of trade barriers and global expansion programs by multi-national consumer companies.

Europe.  The Company’s European glass container business, headquartered in Switzerland, has consolidated manufacturing operations in 11 countries and is the largest in Europe.  The Company is a leading producer of wine and champagne bottles in France.  In Italy, the Company is the leading manufacturer of glass containers.  In Germany, the Company’s key customers include Jägermeister, Unilever, and Nestle Europe.  In The Netherlands, the Company is one of the leading suppliers of glass containers to Heineken.  The Company is a leading manufacturer of glass containers for the U.K. spirits business.  In Spain, the Company serves the market for olives in the Sevilla area and the market for wine bottles in the Barcelona and southern France area.  In Poland, the Company is the leading glass container manufacturer and operates two plants.  The Company is the leading glass container manufacturer in the Czech Republic.  In Hungary, the Company is the sole glass container manufacturer and serves the Hungarian food industry.  In Finland and the Baltic country of Estonia, the Company is the only manufacturer of glass containers.  The Company coordinates production activities between Finland and Estonia in order to efficiently serve the Finnish, Baltic and Russian markets. In recent years, Western European brewers have been establishing beer production facilities in Central Europe and the Russian Republic.  Because these new beer plants use high-speed filling lines, they require high quality glass containers in order to operate properly. The Company believes it is well positioned to meet this demand.

North America.  In addition to the glass container operations in the U.S., the Company’s subsidiary in Canada is the sole manufacturer of glass containers in that country.

South America.  The Company is the sole manufacturer of glass containers in Colombia, Ecuador and Peru.  In both Brazil and Venezuela, the Company is the leading manufacturer of glass containers.  In South America, there is a large infrastructure for returnable/refillable glass containers.  However, over the last several years, unit sales of non-returnable glass containers increased across countries in which the Company operates.

Asia Pacific. The Company has glass operations in four countries in the Asia Pacific region: Australia, New Zealand, Indonesia and China. In this region, the Company is the leading manufacturer of glass containers in most of the countries in which it competes. In Australia, the Company’s subsidiary operates four glass container plants including a plant focused on serving the needs of the growing Australian wine industry. In New Zealand, the Company is the sole glass container manufacturer. In Indonesia, the Company supplies the Indonesian market and exports glass containers to a number of countries. In China, the glass container segments of the packaging market are regional and highly fragmented with a number of local competitors. The Company has four glass container plants in China, manufacturing containers to serve a wide range of customers both domestically and abroad.

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

The Company operates two machine shops that assemble and repair high-productivity glass-forming machines as well as several mold shops that manufacture molds and related equipment.

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

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil, and electrical power.  Adequate supplies of energy are generally available to the Company at all of its manufacturing locations.  Energy costs typically account for 15-25% of the Company’s total manufacturing costs, depending on the cost of energy, the factory location, and its particular energy requirements.  The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas and fuel oil in volatile markets such as North America and Europe.  In order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity futures contracts related to its forecasted requirements in North America.  The objective of these futures contracts is to reduce the potential volatility in cash flows and expense due to changing market prices.  The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts.  If energy costs increase substantially in the future, the Company could experience a corresponding increase in operating costs, which may not be fully recoverable through increased selling prices.

Glass Recycling

The Company is an important contributor to the recycling effort in the U.S. and abroad and continues to melt substantial recycled glass tonnage in its glass furnaces. The Company is the largest user of recycled glass containers.  If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to operate using up to 90% recycled glass.  Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

ADDITIONAL INFORMATION

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to 19 companies in 19 countries.  These agreements cover areas related to manufacturing and engineering assistance.  The worldwide licensee network provides a stream of revenue to support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply “best practices” developed by its worldwide licensee network.  In the years 2008, 2007 and 2006, the Company earned $18.6 million, $19.7 million and $16.5 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development, and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development, and engineering expenditures were $66.6 million, $65.8 million, and $48.7 million for 2008, 2007, and 2006, respectively.  The Company’s research, development and engineering activities include new products, manufacturing process control, automatic inspection and further automation of manufacturing activities.

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

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws. As of January 1, 2009, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 4 and 15 cents, USD, depending on the size of the container. In Canada, there are 8 provinces with consumer deposits between 5 and 20 cents Canadian, depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

A number of U.S. states and Canadian provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit return, and on-premise recycling.   Although there is no clear trend in the direction of these state and provincial laws and regulations, the Company believes that U.S. states and Canadian provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws which will affect supplies of post-consumer recycled glass.    As a large user of post-consumer recycled glass for bottle-to-bottle production, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

The European Union Emissions Trading Scheme (“EUETS”) commenced January 1, 2005.  The EU has committed to Kyoto Protocol emissions reduction targets and the EUETS is intended to facilitate such reduction.  The Company’s manufacturing installations which operate in EU countries will need to restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators.   If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits; conversely, if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market.  No material effect is anticipated as a result of the EUETS.

In Asia Pacific, Australia’s ratification of the Kyoto Protocol came into effect in March 2008. In July 2008, the Australian Federal Government issued the Carbon Pollution Reduction Scheme (CPRS) Green Paper aimed to help reduce the country’s carbon emissions. The CPRS recommends an emissions trading scheme (ETS) be established in Australia in 2010. In New Zealand, parliament passed ETS legislation in September 2008 and a cap-and-trade system is also likely to be in effect by 2010.  Also in Australia, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008. The Act establishes a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. Key features of the Act include the following: (1) reporting of greenhouse gas emissions, energy consumption and production by large corporations, subject to independent audit; (2) public disclosure of corporate level greenhouse gas emissions and energy information; and (3) consistent and comparable data available for government, in particular, the development and administration of the Carbon Pollution Reduction Scheme.

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

Downstream of the glass forming machines, there is patented and unpatented technology for ware handling, annealing, coating and inspection, which further enhances the overall efficiency of the manufacturing process.

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

Employees

The Company’s worldwide operations employed approximately 23,000 persons as of December 31, 2008.  Approximately 96% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2008, covered approximately 78% of the Company’s union-affiliated employees in North America, will expire on March 31, 2011. Approximately 56% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The average length of these agreements is approximately 2-3 years.  In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s reportable segments is included in Note 18 to the Consolidated Financial Statements.

ITEM 1A.               RISK FACTORS

Substantial Leverage — The Company’s substantial indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2008, the Company had approximately $3.3 billion of total debt outstanding, reduced from $3.7 billion at December 31, 2007.

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

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2008, the Company’s debt subject to variable interest rates, including fixed rate debt swapped to variable rate, represented approximately 58% of total debt.

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

The secured credit agreement, the indentures governing unsecured notes and debentures, and certain of the agreements governing other indebtedness contain affirmative and negative covenants that limit the ability of the Company to take certain actions. For example, some of these indentures restrict, among other things, the ability of the Company and its restricted subsidiaries to borrow money, pay dividends on, or redeem or repurchase its stock, make investments, create liens, enter into certain transactions with affiliates and sell certain assets or merge with or into other companies. These restrictions could adversely affect the Company’s ability to operate its businesses and may limit its ability to take advantage of potential business opportunities as they arise.

Failure to comply with these or other covenants and restrictions contained in the secured credit agreement, the indentures or agreements governing other indebtedness could result in a default under those agreements, and the debt under those agreements, together with accrued interest, could then be declared immediately due and payable. If a default occurs under the secured credit agreement, we could no longer request borrowings under the agreement, and the lenders could cause all of the outstanding debt obligations under such secured credit agreement to become due and payable, which would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default under the secured credit agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

Cash Used to Satisfy Other Obligations—A portion of the Company’s cash flow will be used to make payments to OI Inc. to satisfy certain debt and litigation-related obligations, including settlement of asbestos-related claims.

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos-containing products and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $19.1 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $210.2 million, $347.1 million and $162.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. In the fourth quarter of 2008, OI Inc. recorded a charge of $250.0 million (in addition to previously recorded charges of $3.22 billion) to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

As a result of the magnitude of OI Inc.’s obligations for asbestos-related lawsuits and its dependence on the cash flows of its subsidiaries, the Company expects that a substantial portion of its cash flow will be used to make payments to OI Inc. to enable it to satisfy these obligations. These payments will reduce the cash flow available to the Company for other purposes. For additional information regarding OI Inc.’s asbestos-related lawsuits, claims and payments, see Note 17 to the Consolidated Financial Statements.

International Operations — The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $6.0 billion, representing approximately 76% of the Company’s net sales for the year ended December 31, 2008.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

Pressures from competitors and producers of alternative forms of packaging have resulted in excess capacity in certain countries in the past and have led to capacity adjustments and significant pricing pressures in the rigid packaging market.

High Energy Costs — Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous power supply to conduct its business.  Depending on the location and mix of energy sources, energy accounts for 15% to 25% of total production costs.  Substantial increases and volatility in energy costs could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on operations.

Economic Environment - The Company may be adversely affected by the current economic environment.

As a result of severely weak credit market conditions (including uncertainties with respect to financial institutions, and severely diminished liquidity and credit availability), volatility in energy costs and other macro-economic challenges currently affecting many of the economies in which the Company operates, customers or vendors may experience serious cash flow problems and as a result, may modify, delay, or curtail plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output.  Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company.  Any inability of current and/or potential customers to pay the Company for its products may adversely affect the Company’s earnings and cash flow.  If the economic conditions in the Company’s key markets deteriorate further, the Company may experience material adverse impacts to its business and operating results.

Business Integration Risks — The Company may not be able to effectively integrate additional businesses it acquires in the future.

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

Beginning in the early 1990s, many of the Company’s largest customers have acquired companies with similar or complementary product lines.  This consolidation has increased the concentration of the Company’s business with its largest customers.  In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired.  Increased pricing pressures from the Company’s customers may have a material adverse effect on operations.

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

The raw materials that the Company uses have historically been available in adequate supply from multiple sources.  For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays.  These shortages, as well as material volatility in the cost of any of the principal raw materials that the Company uses, may have a material adverse effect on operations.

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

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2008, covered approximately 96% of the Company’s hourly employees in North America. Approximately 56% of employees in South America are unionized, although according to the labor legislation on each country, 100% of employees are covered by collective bargaining agreements.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires on March 31, 2011.  Agreements in South America typically have an average term of approximately 2-3 years.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

The Company believes that accounting for long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

As required by FAS No. 142, “Goodwill and Other Intangibles,” the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  Goodwill at December 31, 2008 totaled $2,207.5 million.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding — Declines in the fair value of the assets of the pension plans sponsored by the Company could require increased funding.

The Company’s defined benefit pension plans in the U.S. and several other countries are funded through qualified trusts that hold investments in a broad range of equity and debt securities.  Recent deterioration in the value of such investments, or further reductions driven by a decline in securities markets or otherwise, could increase the underfunded status of the Company’s funded pension plans, thereby increasing its obligation to make contributions to the plans as required by the laws and regulations governing each plan.  An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2008 are listed below.  All properties shown are owned in fee except where otherwise noted.

North American Operations
United States
Glass Container Plants
Atlanta, GA	Oakland, CA
Auburn, NY	Portland, OR
Brockway, PA	Streator, IL
Charlotte, MI	Toano, VA
Clarion, PA	Tracy, CA
Crenshaw, PA	Waco, TX
Danville, VA	Windsor, CO
Lapel, IN	Winston-Salem, NC
Los Angeles, CA	Zanesville, OH
Muskogee, OK

Canada
Glass Container Plants
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Glass Container Plants
Adelaide	Melbourne
Brisbane	Sydney

China
Glass Container Plants
Guangzhou	Tianjin
Shanghai	Wuhan

Mold Shop
Tianjin

Indonesia
Glass Container Plant
Jakarta

New Zealand
Glass Container Plant
Auckland

European Operations
Czech Republic
Glass Container Plants
Sokolov	Teplice

Estonia
Glass Container Plant
Jarvakandi

Finland
Glass Container Plant
Karhula

France
Glass Container Plants
Beziers	Reims (2 plants)
Gironcourt	Vayres
Labegude	Veauche
Puy-Guillaume	Wingles

Germany
Glass Container Plants
Achern	Holzminden
Bernsdorf	Rinteln

Hungary
Glass Container Plant
Oroshaza

Italy
Glass Container Plants
Asti	Pordenone
Bari (2 plants)	Terni
Latina	Trento
Trapani	Treviso
Napoli	Varese

The Netherlands
Glass Container Plants
Leerdam	Schiedam
Maastricht

Poland
Glass Container Plants
Antoninek	Jaroslaw

Spain
Glass Container Plants
Alcala	Barcelona

United Kingdom
Glass Container Plants
Alloa	Harlow

South American Operations
Brazil

Glass Container Plants
Rio de Janeiro	Sao Paulo
(glass container and tableware)

Mold Shop
Manaus

Colombia
Glass Container Plants
Envigado	Zipaquira (glass container and flat glass)
Soacha

Tableware Plant
Buga

Ecuador
Glass Container Plant
Guayaquil

Peru
Glass Container Plant
Callao	Lurin (1)

Venezuela
Glass Container Plants
Valencia	Valera

Other Operations
Machine Shops
Birmingham, United Kingdom (1)	Brockway, Pennsylvania
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

PART II

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2008.  The financial data for each of the five years in the period ended December 31, 2008 was derived from the audited consolidated financial statements of the Company.  For more information, see the “Consolidated Financial Statements” included elsewhere in this document.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Dollar amounts in millions)
Consolidated operating results (a):
Net sales	$7,884.7	$7,566.7	$6,650.4	$6,266.9	$5,366.1
Manufacturing, shipping and delivery (b)	(6,208.1)	(5,971.4)	(5,481.1)	(5,084.9)	(4,329.6)
Gross profit	1,676.6	1,595.3	1,169.3	1,182.0	1,036.5

Research, engineering, selling, administrative, and other expense (c)	(732.7)	(737.6)	(633.8)	(1,031.9)	(445.9)
Other revenue (d)	117.5	112.5	98.6	103.2	134.2
Earnings before interest expense and items below	1,061.4	970.2	634.1	253.3	724.8
Interest expense (e)	(253.0)	(348.6)	(349.0)	(325.4)	(329.0)
Earnings (loss) from continuing operations before items below	808.4	621.6	285.1	(72.1)	395.8
Provision for income taxes (f)	(237.9)	(147.8)	(125.3)	(428.9)	(84.9)
Minority share owners’ interests in earnings of subsidiaries	(70.2)	(59.5)	(43.6)	(35.9)	(32.9)
Earnings (loss) from continuing operations	500.3	414.3	116.2	(536.9)	278.0
Net earnings (loss) of discontinued operations (g)		2.8	(23.7)	63.1	(28.0)
Gain on sale of discontinued operations	6.8	1,038.5		1.2	70.4
Net earnings (loss)	$507.1	$1,455.6	$92.5	$(472.6)	$320.4

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Dollar amounts in millions)
Other data:
The following are included in net earnings:
Depreciation	$431.0	$423.4	$427.7	$436.1	$406.3
Amortization of intangibles	28.9	28.9	22.3	22.5	18.8
Amortization of deferred finance fees (included in interest expense)	7.9	8.6	5.7	6.7	6.0

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$616	$375	$216	$618	$605
Total assets	7,977	9,325	9,321	9,521	10,550
Total debt	3,325	3,714	5,464	5,300	5,365
Share owner’s equity	1,536	2,643	1,044	1,198	2,040

(a)                Amounts related to the Company’s plastic packaging business have been reclassified to discontinued operations for 2004-2007 as a result of the sale of that business in 2007. Amounts related to the Company’s plastic blow-molded container business have been reclassified to discontinued operations for 2004 as a result of the sale of that business in 2004.  Amounts for the year ended December 31, 2004, and all subsequent periods, include the results of BSN from the date of acquisition on June 21, 2004.

(b)               Amount for 2006 includes a loss of $8.7 million ($8.4 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for 2005 includes a gain of $3.8 million ($2.3 million after tax) from the mark to market effect of natural gas hedge contracts.

Amount for 2004 includes a gain of $4.9 million ($3.2 million after tax) from the mark to market effect of natural gas hedge contracts.

(c)                Amount for 2008 includes charges of $133.3 million ($110.1 million after tax and minority share owners’ interests) for restructuring and asset impairments.

Amount for 2007 includes charges of $100.3 million ($84.1 million after tax) for restructuring and asset impairments.

Amount for 2006 includes a charge of $20.8 million ($20.7 million after tax) for CEO transition costs and a charge of $29.7 million ($27.7 million after tax) for the closing of the Godfrey, Illinois machine parts manufacturing operation.

Amount for 2005 includes a charge of $494.0 million (pretax and after tax) to write down goodwill in the Asia Pacific Glass unit.

Amount for 2004 includes a charge of $6.4 million ($5.4 million after tax) for restructuring a life insurance program in order to comply with recent statutory and tax regulation changes.

(d)               Other revenue in 2006 includes a gain of $15.9 million ($11.2 million after tax) for the curtailment of postretirement benefits in The Netherlands.

Other revenue in 2005 includes $28.1 million (pretax and after tax) from the sale of the Company’s glass container facility in Corsico, Italy.

Other revenue in 2004 includes: (1) a gain of $20.6 million ($14.5 million after tax) for the sale of certain real property; and (2) a gain of $31.0 million ($13.1 million after tax) for a restructuring in the Italian Specialty Glass business.

(e)                Amount for 2007 includes charges of $7.9 million ($7.3 million after tax) for note repurchase premiums.

Amount for 2006 includes charges of $6.2 million (pretax and after tax) for note repurchase premiums.

Amount for 2004 includes charges of $28.0 million ($18.3 million after tax) for note repurchase premiums.

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $1.6 million ($1.5 million after tax) for 2007; $11.3 million ($10.9 million after tax) for 2006; and $2.8 million ($1.8 million after tax) for 2004.

(f)                  Amount for 2008 includes a net tax expense of $33.3 million ($34.8 million after minority share owners’ interest) related to tax legislation, restructuring, and other.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Following are the Company’s net sales by segment and segment operating profit for the years ended December 31, 2008, 2007, and 2006.  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with FAS No. 131.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Net Sales:	2008	2007	2006
Europe	$3,497.8	$3,298.7	$2,846.6
North America	2,209.7	2,271.3	2,110.4
South America	1,135.9	970.7	796.5
Asia Pacific	964.1	934.3	804.9

Reportable segment totals	7,807.5	7,475.0	6,558.4
Other	77.2	91.7	92.0
Net Sales	$7,884.7	$7,566.7	$6,650.4

Segment Operating Profit:	2008	2007	2006
Europe	$477.8	$433.0	$249.6
North America	185.2	265.1	187.3
South America	331.0	254.9	195.0
Asia Pacific	162.8	154.0	102.9
Reportable segment totals	1,156.8	1,107.0	734.8

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(0.7)	(78.8)	(76.6)
Restructuring and asset impairments	(133.3)	(100.3)	(29.7)
CEO and other transition charges			(20.8)
Curtailment of postretirement benefits in The Netherlands			15.9
Mark to market effect of natural gas hedge contracts			(8.7)

Interest income	38.6	42.3	19.2
Interest expense	(253.0)	(348.6)	(349.0)
Earnings before income taxes and minority share owners’ interests in earnings of subsidiaries	808.4	621.6	285.1
Provision for income taxes	(237.9)	(147.8)	(125.3)
Minority share owners’ interest in earnings of subsidiaries	(70.2)	(59.5)	(43.6)
Earnings from continuing operations	500.3	414.3	116.2
Net earnings (loss) of discontinued operations		2.8	(23.7)
Gain on sale of discontinued operations	6.8	1,038.5
Net earnings	$507.1	$1,455.6	$92.5

Note:  all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Years ended December 2008 and 2007

Net sales from continuing operations were $318.0 million higher than the prior year principally resulting from improved pricing and favorable product mix across all regions, as well as favorable foreign currency exchange rates, principally the Euro. Lower unit shipments partially offset these favorable increases.

Segment Operating Profit for reportable segments was $49.8 million higher than the prior year.  The benefits of higher selling prices, improved product mix, improvements in glass plant operating efficiencies, and favorable foreign currency exchange rates were partially offset by inflationary cost increases in manufacturing and delivery costs and lower sales volume.

Interest expense in 2008 was $253.0 million compared with interest expense from continuing operations of $348.6 million in 2007.  Included in the 2007 interest expense was $9.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the November 2007 repurchase of the $625.0 million 8.75% Senior Secured Notes.  Exclusive of these items, interest expense decreased approximately $86.1 million.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement and on long term debt variable and swapped rates as well as lower overall debt levels, partially offset by an increase in foreign currency exchange rates.  The decrease is also due to the non-recurrence of interest on debt that was repaid during the fourth quarter of 2007 with the proceeds from the plastics sale.  This interest was previously allocated to discontinued operations until the date of the sale.

Interest income for continuing operations for 2008 was $38.6 million compared to $42.3 million for 2007.

Net earnings from continuing operations for 2008 were $500.3 million compared to earnings from continuing operations of $414.3 million for 2007.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2008 by $144.9 million and decreased net earnings in 2007 by $79.4 million.

Capital spending for property, plant and equipment for continuing operations was $361.7 million for 2008 compared to $292.5 million for 2007.  The 2008 amount is in a range consistent with long term historical levels.  The increase is also due to changes in foreign currency exchange rates.

Results of Operations - Comparison of 2008 with 2007

Net Sales

The Company’s net sales by segment for 2008 and 2007 are presented in the following table.  For further information, see Segment Information included in Note 18 to the Consolidated Financial Statements.

	2008	2007
	(dollars in millions)
Europe	$3,497.8	$3,298.7
North America	2,209.7	2,271.3
South America	1,135.9	970.7
Asia Pacific	964.1	934.3
Reportable segment totals	7,807.5	7,475.0
Other	77.2	91.7
Net Sales	$7,884.7	$7,566.7

The Company’s net sales increased $318.0 million, or 4.2%, over 2007.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2007		$7,475.0
Net effect of price and mix	$572.0
Effects of changing foreign currency rates	274.5
Decreased sales volume	(514.0)
Total effect on net sales		332.5
Net sales - 2008		$7,807.5

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

	2008	2007
Europe	$477.8	$433.0
North America	185.2	265.1
South America	331.0	254.9
Asia Pacific	162.8	154.0
Reportable segment totals	1,156.8	1,107.0

Retained corporate costs and other	(0.7)	(78.8)

Segment Operating Profit for reportable segments for 2008 increased $49.8 million, or 4.5%, to $1,156.8 million, compared with Segment Operating Profit of $1,107.0 million for 2007.

The change in Segment Operating Profit for reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2007		$1,107.0
Net effect of price and mix	$572.0
Effects of changing foreign currency rates	56.0
Manufacturing and delivery costs	(468.0)
Decreased sales volume	(116.0)
Operating expense	(28.0)
Other	33.8
Total net effect on Segment Operating Profit		49.8
Segment Operating Profit -2008		$1,156.8

Interest Expense

Interest expense in 2008 was $253.0 million compared with interest expense from continuing operations of $348.6 million in 2007.  Included in the 2007 interest expense was $9.5 million for both note repurchase premiums and the write-off of unamortized finance fees related to the November 2007 repurchase of the $625.0 million 8.75% Senior Secured Notes.  Exclusive of these items, interest expense decreased approximately $86.1 million.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement and on long term debt variable and swapped rates as well as lower overall debt levels, partially offset by an increase in foreign currency exchange rates.  The decrease is also due to the non-recurrence of interest on debt that was repaid during the fourth quarter of 2007 with the proceeds from the plastics sale.  This interest was previously allocated to discontinued operations until the date of the sale.

Interest Income

Interest income for continuing operations for 2008 was $38.6 million compared to $42.3 million for 2007.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2008 was 29.4%, compared with 23.8% for 2007. The provision for 2008 includes a net expense of $33.3 million related to tax legislation,

restructuring, and other.  The provision for 2007 includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations.  Excluding those items and the effects in both periods of pretax items for which taxes are separately calculated and recorded in the period, the Company’s effective tax rate from continuing operations for 2008 was 24.0% compared to 24.4% for 2007. The Company expects that the effective tax rate will not change significantly in 2009.

Minority Share Owners’ Interest in Earnings of Subsidiaries

Minority share owners’ interest in earnings of subsidiaries for 2008 was $70.2 million compared to $59.5 million for 2007.  The increase is primarily attributed to higher earnings from the Company’s operations in South America.

Earnings from Continuing Operations

For 2008, the Company recorded earnings from continuing operations of $500.3 million compared to earnings from continuing operations of $414.3 million for 2007.  The after tax effects of the items excluded from Segment Operating Profit, the 2008 and 2007 international net tax benefits, and the 2007 additional interest charges, increased or decreased earnings in 2008 and 2007 as set forth in the following table (dollars in millions).

	Net Earnings Increase (Decrease)
Description	2008	2007
Net expense related to tax legislation, restructuring, and other	$(34.8)	$—
Gain recognition from foreign tax credits		13.5
Restructuring and asset impairments	(110.1)	(84.1)
Note repurchase premiums and write-off of finance fees		(8.8)

Total	$(144.9)	$(79.4)

Executive Overview — Years ended December 2007 and 2006

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

	2007	2006
	(dollars in millions)
Europe	$3,298.7	$2,846.6
North America	2,271.3	2,110.4
South America	970.7	796.5
Asia Pacific	934.3	804.9
Reportable segment totals	7,475.0	6,558.4
Other	91.7	92.0
Net Sales	$7,566.7	$6,650.4

The Company’s net sales increased $916.3 million, or 13.8%, over 2006.

The change in net sales can be summarized as follows (dollars in millions):

Net sales - 2006		$6,650.4
Net effect of price and mix	$322.8
Increased sales volume	144.7
Effects of changing foreign currency rates	448.8
Total effect on net sales		916.3
Net sales - 2007		$7,566.7

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

	2007	2006
	(dollars in millions)
Europe	$433.0	$249.6
North America	265.1	187.3
South America	254.9	195.0
Asia Pacific	154.0	102.9
Reportable segment totals	1,107.0	734.8

Retained corporate costs and other	(78.8)	(76.6)

Segment Operating Profit for reportable segments for 2007 increased $372.2 million, or 50.7%, to $1,107.0 million, compared with Segment Operating Profit of $734.8 million for 2006.

The change in Segment Operating Profit for reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2006		$734.8
Net effect of price and mix	$323.0
Productivity and production volume	80.0
Effects of changing foreign currency rates	52.0
Increased sales volume	34.4
Warehouse, delivery and other costs	25.9
Operating expense	25.3
Manufacturing inflation, net of cost savings	(152.0)
Other	(16.4)
Total net effect on Segment Operating Profit		372.2
Segment Operating Profit -2007		$1,107.0

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2008 was $0.7 million compared with $78.8 million for 2007. Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services.  It is not practicable to quantify the net effect of these changes on periods prior to 2008.  However, the effect for 2008 was to reduce the amount of retained corporate costs by approximately $38.0 million.  Also contributing to the decrease were lower accruals for self insured risks and increased pension income in 2008.

Retained corporate costs and other for 2007 was $78.8 million compared with $76.6 million for 2006.

Restructuring and Asset Impairments

During 2008, the Company recorded charges totaling $133.3 million ($110.1 million after tax and minority share owners’ interests), for additional restructuring and asset impairment principally in North America and Europe, with additional charges across all segments as well as in Retained Corporate Costs and Other.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 15 for additional information.

During the third and fourth quarters of 2007, the Company recorded charges totaling $100.3 million ($84.1 million after tax), for restructuring and asset impairment in South America, Europe, and North America.  The charges reflect the initial decisions of the Company’s global profitability review. See Note 15 for additional information.

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

CEO and Other Transition Charges

The Company recorded a 2006 charge of $20.8 million ($20.7 million after tax) associated with the separation agreement with its former CEO and with several members of the European management team. The charge also included costs related to the employment agreement with the Company’s new CEO.

Curtailment of Postretirement Benefits in The Netherlands

The Company recorded a 2006 gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands as a result of certain improvements in retiree medical benefits offered by the government.

Mark to Market Effect of Natural Gas Hedge Contracts

During the fourth quarter of 2004, the Company determined that the commodity futures contracts related to forecasted natural gas requirements did not meet all of the documentation requirements to qualify for special hedge accounting treatment and began to recognize all changes in fair value of these contracts in current earnings. The Company completed the documentation and re-designation of its natural gas hedge contracts and began to apply special hedge accounting as of April 1, 2005. The total unrealized pretax loss recorded in 2006 was $8.7 million.

Tax Benefits and Charges

In 2008 the Company recorded a net tax charge of $33.3 million ($34.8 million after minority share owners’ interest) related to tax legislation, restructuring, and other.

In 2007 the Company recorded a tax benefit of $13.5 million for recognition of tax credits related to restructuring of investments in certain European operations.

In 2006 the Company recorded a net tax benefit of $5.7 million from the reversal of a valuation allowance against certain non-U.S. deferred tax assets due to improving operations, partially offset by charges related to international tax restructuring.

Discontinued Operations

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  As required by FAS No. 144,”Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has presented the results of operations for the plastics packaging business in the Consolidated Results of Operations for the years ended December 31, 2007 and 2006 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Years ended December 31,
	2007	2006
Net sales	$455.0	$771.6
Manufacturing, shipping and delivery	(343.5)	(602.9)
Gross profit	111.5	168.7

Selling and administrative	(20.7)	(34.4)
Research, development and engineering	(8.3)	(15.1)
Interest expense	(80.6)	(139.2)
Other income	(0.1)	2.9
Other expense	(1.2)	(5.4)

Earnings (loss) before items below	0.6	(22.5)

(Provision) credit for income taxes	2.4	(1.2)
Minority share owners’ interests in earnings of subsidiaries	(0.2)
Gain on sale of discontinued operations	1,038.5
Net earnings (loss) from discontinued operations	$1,041.3	$(23.7)

The 2007 gain on the sale of discontinued operations of $1,038.5 million includes charges totaling $62.1 million for debt retirement costs, consisting principally of redemption premiums and write-off of unamortized fees, and a gain of $8.7 million for curtailment and settlement of pension and other postretirement benefits.  The gain also includes a net provision for income taxes of $38.2 million, consisting of taxes on the gain of $445.0 million that are substantially offset by a credit of $406.8 million for the reversal of valuation allowances against existing tax loss carryforwards.  The sale agreement provides for an adjustment of the selling price based on working capital levels and certain other factors.

The gain on sale of discontinued operations of $6.8 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

Current and Long-Term Debt

The Company’s total debt at December 31, 2008 was $3.33 billion, compared to $3.71 billion at December 31, 2007.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2008 the Company’s subsidiary borrowers had unused credit of $768.4 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments and acquisitions, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make certain asset sales within guidelines and limits, make capital expenditures beyond a certain threshold, engage in material transactions with shareholders and affiliates, participate in sale and leaseback financing arrangements, alter its fundamental business, amend certain outstanding debt obligations, and prepay certain outstanding debt obligations.

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing to the extent that such financing would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  A default or event of default under the Agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2008 was 4.07%.  As of December 31, 2008, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 100 million Australian dollars and 25 million New Zealand dollars that extends through July 2009 and October 2009, respectively.

 Information related to the Company’s accounts receivable securitization program is as follows:

	Dec. 31, 2008	Dec. 31, 2007

Balance (included in short-term loans)	$293.7	$361.8

Weighted average interest rate	5.31%	5.48%

Cash Flows

For 2008, cash provided by continuing operating activities was $916.6 million compared with $972.2 million for 2007.  The increase is mainly attributable to improved profit margins and lower interest, partially offset by higher working capital balances.

Capital spending for property, plant and equipment (continuing operations) was $361.7 million compared with $292.5 million in the prior year.  The Company capitalized $25.6 million and $27.0 million in 2008 and 2007, respectively, under capital lease obligations with the related financing recorded as long-term debt.  The 2008 amount is in a range consistent with long term historical levels.  The increase is also due to changes in foreign currency exchange rates.

OI Inc. has substantial obligations related to semiannual interest payments on $500.0 million of outstanding public debt securities.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments were $210.2 million and $347.1 million for 2008 and 2007, respectively.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term (twelve-months) or long-term basis.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2008 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$2,874.3	$8.9	$412.1	$1,064.0	$1,389.3
Capital lease obligations	75.3	9.3	27.5	21.6	16.9
Operating leases	141.0	50.3	61.2	22.1	7.4
Interest (1)	1,216.9	207.7	361.2	316.6	331.4
Purchase obligations (2)	820.0	512.0	268.0	35.0	5.0
Pension benefit plan contributions	75.0	75.0
Postretirement benefit plan	—
benefit payments (1)	260.3	22.3	43.8	42.7	151.5
Total contractual cash obligations	$5,462.8	$885.5	$1,173.8	$1,502.0	$1,901.5

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$81.3	$81.3
Total commercial commitments	$81.3	$81.3

(1) Amounts based on rates and assumptions at December 31, 2008.

(2) The Company’s purchase obligations included contracted amounts for energy and molds.  The Company did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled.  In cases where variable prices are involved, current market prices have been used.  The Company does not believe such purchase orders will adversely affect our liquidity position.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits.  Therefore, our liability for unrecognized tax benefits is not included in the table above.  See Note 10 to the Consolidated Financial Statements for additional information.

The Company has no off-balance sheet arrangements.

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

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at December 31, 2008 totaled $2,645.6 million, representing 33% of total assets.  Depreciation expense from continuing operations during 2008 totaled $431.0 million, representing approximately 5% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2008, 2007 or 2006.

Impairment of Long-Lived Assets

Property, Plant, and Equipment —As required by FAS No. 144, the Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a geographic region.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.  PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is ongoing into 2009.  As an initial result of this review, during 2007 and 2008, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of December 31, 2008, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment in accordance with FAS No. 144.  For additional information on charges recorded in 2008, 2007 and 2006, see Note 15 to the Consolidated Financial Statements.

Goodwill — Goodwill at December 31, 2008 totaled $2,207.5 million, representing 27% of total assets.  As required by FAS No. 142, the Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2008, the Company completed its annual testing and determined that no impairment of goodwill existed.

The testing performed as of October 1, 2008, indicated a significant excess of BEV over book value for each unit.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2008, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each reporting unit by a significant margin.

The Company will monitor conditions throughout 2009 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2009, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets — Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 4 to the Consolidated Financial Statements. During 2007 and 2008, the Company recorded charges that included impairments of an equity investment.  For additional information on these charges, see Note 14 to the Consolidated Financial Statements.

The Company carries a significant amount of repair parts inventories in order to provide a dependable supply of quality parts for servicing the Company’s PP&E, particularly its glass melting furnaces and forming machines.  The Company evaluates the recoverability of repair parts inventories based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the repair parts are written down to fair value.  The Company continually monitors the carrying value of repair parts for recoverability, especially in light of changing business circumstances.  For example, technological advances related to, and changes in, the estimated future demand for products produced on the equipment to which the repair parts relate may make the repair parts obsolete.  In these circumstances, the Company writes down the repair parts to fair value.  For additional information on a charge recorded in 2006, see Note 14 to the Consolidated Financial Statements.

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2008, the weighted average discount rate for all plans was 6.29%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2009, the Company’s estimated weighted average expected long-term rate of return on plan assets is 7.7% compared to 8.1% in 2008.  The Company recorded pension expense (income) from continuing operations of $36.2 million, $3.4 million, and $(24.3) million in 2006, 2007, and 2008, respectively, from its principal defined benefit pension plans.  The improvement in 2008 is principally a result of higher asset values in the U.S. plans at the beginning of 2008.  Depending on currency translation rates, the Company expects to record approximately $20 million of pension expense for the full year of 2009.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in the pretax pension amount for the full year 2009.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.

Recognition of Funded Status —FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, requires employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2008, the Accumulated Other Comprehensive Loss component of share owners’ equity was increased by $1,080.1 million ($1,025.0 million after tax) to reflect a net decrease in the funded status of the Company’s plans at that date.

Funding - Based on exchange rates at the end of 2008, the Company expects to contribute approximately $70 million to $75 million to its non-U.S. defined benefit pension plans in 2009, compared with $61.2 million in 2008. Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.  The Company presently estimates it will not be required to make cash contributions to the U.S. plans during 2009.

Income Taxes

The Company accounts for income taxes as required by the provisions of FAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, under FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. During 2008, the Company’s estimated unrecognized tax benefits increased by $44.0 million related to tax positions taken in prior years in non-U.S. jurisdictions.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, FAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is dependent upon projected profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to foreign and other tax credits which amounted to $303.9 million at December 31, 2008 and the pension liability which amounted to $122.6 million at December 31, 2008.   The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.  During the third quarter of 2007 the Company sold its discontinued plastics operations.  For tax purposes, the gain on the sale was substantially offset by capital and net operating loss carryforwards. The credit for the corresponding reduction in the valuation allowance of $406.8 million was classified as a component of the gain on sale of discontinued operations.  In 2007 the Company implemented a plan to restructure the ownership and intercompany obligations of certain foreign subsidiaries.  These actions resulted in taxation of a significant portion of previously unremitted foreign earnings and will transfer a portion of the Company’s debt service obligations to operations outside the U.S. in order to better balance operating cash flows with financing costs on a global basis.  The foreign earnings reported as taxable in the U.S. were fully offset by net operating loss carryforwards and foreign tax credits.  Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

ITEM 7A.               QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from fluctuations in foreign currency exchange rates, changes in interest rates, and changes in commodity prices, principally energy and soda ash.  The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates and fluctuating energy prices.  In addition, the Company uses interest rate swap agreements to manage a portion of fixed rate debt and interest expense.  These instruments carry varying degrees of counterparty credit risk.  To mitigate this risk, the Company has established limits on the exposure with individual counterparties and the Company regularly monitors these exposures.  Substantially all of these exposures are with counterparties that are rated single-A or above.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2008 and 2007.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of U.S. interest rates applicable to its U.S. dollar indebtedness.

The Company has entered into a series of interest rate swap agreements with a total notional amount of $700 million that mature in 2010 and 2013.  The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations and interest rate swaps at December 31, 2008.  For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date.  For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contract maturity date.  Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contracts.

								Fair
						There-		Value at
(dollars in millions)	2009	2010	2011	2012	2013	after	Total	12/31/2008

Long-term debt at variable rate:
Principal by expected maturity	$18.2	$20.1	$160.1	$153.6	$462.0	$25.9	$839.9	$839.9
Avg. principal outstanding	830.8	811.7	721.6	564.7	256.9	12.9
Avg. interest rate	4.07%	4.07%	4.07%	4.07%	4.07%	4.07%

Long-term debt at fixed rate:
Principal by expected maturity		$250.0			$450.0	$1,389.2	$2,089.2	$1,824.5
Avg. principal outstanding	$2,089.2	$1,933.0	$1,839.2	$1,839.2	$1,558.0	$1,389.2
Avg. interest rate	7.31%	7.30%	7.29%	7.29%	7.11%	6.98%

Interest rate swaps (pay variable/receive fixed):
Notional by expected maturity		$250.0			$450.0		$700.0	$(29.4)
Avg. notional outstanding	$700.0	$543.8	$450.0	$450.0	$450.0
Avg. pay rate margin over U.S. LIBOR	3.52%	3.61%	3.70%	3.70%	3.70%
Avg. fixed receive rate	7.98%	8.12%	8.25%	8.25%	8.25%

The Company believes the near term exposure to interest rate risk of its debt obligations and interest rate swaps has not changed materially since December 31, 2007.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  The Company believes it can mitigate a portion of this risk by passing commodity cost changes through to customers.  In addition, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  Significant transactions related to commodity price risk are as follows:

•                  At December 31, 2008, the Company had entered into commodity futures contracts for approximately 50% (approximately 10,200,000 MM BTUs) of its estimated North American usage requirements for the full year of 2009 and approximately 1% (approximately 240,000 MM BTUs) for the full year of 2010.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2008.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

For the years ended December 31, 2008, 2007, and 2006:

Consolidated Results of Operations
Consolidated Share Owner’s Equity
Consolidated Cash Flows

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension plans and other postretirement plans in 2006.

/s/ Ernst & Young LLP

Toledo, Ohio
February 17, 2009

CONSOLIDATED RESULTS OF OPERATIONS  Owens-Illinois Group, Inc.

Dollars in millions, except per share amounts

Years ended December 31,	2008	2007	2006
Net sales	$7,884.7	$7,566.7	$6,650.4
Manufacturing, shipping, and delivery	(6,208.1)	(5,971.4)	(5,481.1)
Gross profit	1,676.6	1,595.3	1,169.3

Selling and administrative expense	(511.9)	(520.6)	(530.4)
Research, development, and engineering expense	(66.6)	(65.8)	(48.7)
Interest expense	(253.0)	(348.6)	(349.0)
Interest income	38.6	42.3	19.2
Equity earnings	50.8	34.1	23.4
Royalties and net technical assistance	18.6	19.7	16.5
Other income	9.5	16.4	39.5
Other expense	(154.2)	(151.2)	(54.7)

Earnings from continuing operations before items below	808.4	621.6	285.1

Provision for income taxes	(237.9)	(147.8)	(125.3)
Minority share owners’ interests in earnings of subsidiaries	(70.2)	(59.5)	(43.6)

Earnings from continuing operations	500.3	414.3	116.2
Net earnings (loss) of discontinued operations		2.8	(23.7)
Gain on sale of discontinued operations	6.8	1,038.5

Net earnings	$507.1	$1,455.6	$92.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS  Owens-Illinois Group, Inc.

Dollars in millions

December 31,	2008	2007
Assets
Current assets:
Cash, including time deposits of $307.5 ($190.8 in 2007)	$379.5	$387.7
Short-term investments	25.0	59.8
Receivables, less allowances of $39.7 ($36.0 in 2007) for losses and discounts	988.8	1,185.6
Inventories	999.5	1,020.8
Prepaid expenses	51.9	40.7
Total current assets	2,444.7	2,694.6

Other assets:
Equity investments	101.7	81.0
Repair parts inventories	132.5	155.8
Prepaid pension		566.4
Deposits, receivables, and other assets	444.5	448.7
Goodwill	2,207.5	2,428.1
Total other assets	2,886.2	3,680.0

Property, plant, and equipment:
Land, at cost	248.1	266.4
Buildings and equipment, at cost:
Buildings and building equipment	1,078.4	1,126.6
Factory machinery and equipment	4,345.3	4,748.1
Transportation, office, and miscellaneous equipment	114.6	132.4
Construction in progress	196.7	149.6
	5,983.1	6,423.1
Less accumulated depreciation	3,337.5	3,473.1
Net property, plant, and equipment	2,645.6	2,950.0

Total assets	$7,976.5	$9,324.6

CONSOLIDATED BALANCE SHEETS  Owens-Illinois Group, Inc. (continued)

Millions of dollars

December 31,	2008	2007
Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans	$375.6	$435.6
Accounts payable	838.2	957.5
Salaries and wages	141.6	193.1
U.S. and foreign income taxes	78.7	42.9
Other accrued liabilities	376.0	425.1
Long-term debt due within one year	18.2	265.3
Total current liabilities	1,828.3	2,319.5

Long-term debt	2,931.4	3,013.2

Deferred taxes	77.6	109.4

Pension benefits	741.8	313.7

Nonpension postretirement benefits	239.7	287.0

Other liabilities	369.0	387.2

Minority share owners’ interests	252.8	251.7

Share owner’s equity:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Other contributed capital	940.0	1,110.4
Retained earnings	2,216.5	1,709.4
Accumulated other comprehensive loss	(1,620.6)	(176.9)

Total share owner’s equity	1,535.9	2,642.9

Total liabilities and share owner’s equity	$7,976.5	$9,324.6

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNER’S EQUITY  Owens-Illinois Group, Inc.

Millions of dollars

Years ended December 31,	2008	2007	2006
Other contributed capital
Balance at beginning of year	$1,110.4	$1,384.7	$1,272.3
Net distribution to Parent	(170.4)	(274.3)	112.4
Balance at end of year	$940.0	$1,110.4	$1,384.7
Retained earnings
Balance at beginning of year	$1,709.4	$253.8	$161.3
Net earnings	507.1	1,455.6	92.5

Balance at end of year	$2,216.5	$1,709.4	$253.8

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(176.9)	$(594.2)	$(235.9)
Foreign currency translation adjustments	(431.9)	325.3	268.0
Change in minimum pension liability, net of tax			40.2
Employee benefit plans, net of tax	(978.9)	63.8	(617.2)
Change in fair value of certain derivative instruments, net of tax	(32.9)	28.2	(49.3)

Balance at end of year	$(1,620.6)	$(176.9)	$(594.2)

Total share owner’s equity	$1,535.9	$2,642.9	$1,044.3

Total comprehensive income
Net earnings	$507.1	$1,455.6	$92.5
Foreign currency translation adjustments	(431.9)	325.3	268.0
Change in minimum pension liability, net of tax			40.2
Employee benefit plans, net of tax	(978.9)	63.8
Change in fair value of certain derivative instruments, net of tax	(32.9)	28.2	(49.3)

Total	$(936.6)	$1,872.9	$351.4

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS  Owens-Illinois Group, Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006
Operating activities:
Net earnings (loss)	$507.1	$1,455.6	$92.5
Net (earnings) loss of discontinued operations		(2.8)	23.7
Gain on sale of discontinued operations	(6.8)	(1,038.5)
Non-cash charges (credits):
Depreciation	431.0	423.4	427.7
Amortization of deferred costs	28.9	28.9	22.3
Amortization of deferred finance fees	7.9	8.6	5.7
Deferred tax provision	21.0	3.2	4.6
Restructuring and asset impairment	133.3	100.3	29.7
CEO and other transition charges			20.8
Curtailment of postretirement benefits in The Netherlands			(15.9)
Reverse non-U.S. deferred tax valuation allowance net of tax restructuring charges			(5.7)
Mark to market effect of natural gas hedge contracts			8.7
Other	90.4	50.1	7.9
Change in non-current operating assets	1.4	(7.4)	(34.5)
Reduction of non-current liabilities	(96.2)	(85.4)	(58.1)
Change in components of working capital	(201.4)	36.2	(257.1)
Cash provided by continuing operating activities	916.6	972.2	272.3
Cash provided by discontinued operating activities		11.3	39.3
Total cash provided by operating activities	916.6	983.5	311.6
Investing activities:
Additions to property, plant, and equipment - continuing	(361.7)	(292.5)	(285.0)
Additions to property, plant, and equipment - discontinued		(23.3)	(35.3)
Acquisitions, net of cash acquired		(9.8)
Advances to affiliate	(1.6)
Collections on receivables arising from consolidation of receivables securitization program			127.3
Net cash proceeds from divestitures and other	(13.9)	1,770.0	15.1
Cash provided by (utilized in) investing activities	(377.2)	1,444.4	(177.9)
Financing activities:
Additions to long-term debt	686.4	406.4	1,206.5
Repayments of long-term debt	(695.4)	(2,093.2)	(1,341.8)
Net change in payable to parent	(250.0)	(300.0)
Distribution to parent	(199.9)	(305.8)	(174.8)
Increase (decrease) in short-term loans	(20.6)	(21.5)	158.9
Net receipts (payments) for hedging activity	(45.2)	5.7	(6.8)
Payment of finance fees and debt retirement costs		(6.3)	(12.3)
Cash utilized in financing activities	(524.7)	(2,314.7)	(170.3)
Effect of exchange rate fluctuations on cash	(22.9)	51.8	12.7
Increase (decrease) in cash	(8.2)	165.0	(23.9)
Cash at beginning of year	387.7	222.7	246.6
Cash at end of year	$379.5	$387.7	$222.7

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1.  Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Illinois Group, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition. Results of operations for the plastics packaging business sold during 2007 have been presented as a discontinued operation. The format of the Company’s 2007 and 2006 consolidated income statements has been reclassified to conform to the presentation used in the current period.  The individual captions within the financial statements did not change.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Intangible Assets and Other Long-Lived Assets  Intangible assets are amortized over the expected useful life of the asset.  Amortization expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In December 2008, the FASB issued a FASB Staff Position on Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 requires additional disclosures about the fair value of postretirement benefit plan assets to provide users of financial statements with useful, transparent and timely information about the asset portfolios.  FSP FAS No. 132(R)-1 is effective for years ending after December 15, 2009.  Adoption of FSP FAS No. 132(R)-1 will have no impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Range of expected lives of options (years)	4.75	4.75	3.50-4.75
Range of expected stock price volatilities	29.0%-39.8%	37.1%-40.0%	32.7%-50.5%
Weighted average expected stock price volatilities	31.4%	39.9%	44.9%
Range of risk-free interest rates	1.5%-3.7%	4.1%-4.6%	4.1%-5.1%
Expected dividend yield	0.0%	0.0%	0.0%

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

2.  Supplemental Cash Flow Information   Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008	2007	2006

Decrease (increase) in current assets:
Short-term investments	$36.8	$(27.0)	$22.5
Receivables	57.8	(16.5)	(162.8)
Inventories	(74.1)	63.0	(31.2)
Prepaid expenses	(1.6)	5.6	(2.6)
Increase (decrease) in current liabilities:
Accounts payable	(56.7)	(2.9)	51.9
Accrued liabilities	(95.7)	(63.2)	(82.1)
Salaries and wages	(37.2)	38.3	(24.4)
U.S. and foreign income taxes	(30.7)	24.5	(24.1)
	$(201.4)	$21.8	$(252.8)
Continuing operations	$(201.4)	$36.2	$(257.1)
Discontinued operations		(14.4)	4.3

	$(201.4)	$21.8	$(252.8)

Interest paid in cash, including note repurchase premiums in 2007 and 2006, aggregated $251.9 million for 2008, $452.4 million for 2007, and $461.0 million for 2006.

Income taxes paid (received) in cash were as follows:

	2008	2007	2006

Domestic	$(1.2)	$31.8	$(1.2)
Foreign	162.5	151.1	126.8

	$161.3	$182.9	$125.6

3.  Inventories   Major classes of inventory are as follows:

	2008	2007

Finished goods	$831.7	$861.1
Work in process	0.8	1.4
Raw materials	109.8	90.5
Operating supplies	57.2	67.8

	$999.5	$1,020.8

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $32.5 million and $29.1 million at December 31, 2008 and 2007, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2008 and 2007 were approximately $861.7 million and $874.6 million, respectively.

4.  Equity Investments   Summarized information pertaining to the Company’s equity associates follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008	2007

At end of year:
Equity in undistributed earnings:
Foreign	$36.4	$23.4
Domestic	15.2	18.7
Total	$51.6	$42.1

	2008	2007	2006

For the year:
Equity in earnings:
Foreign	$14.1	$5.3	$2.0
Domestic	36.7	28.8	21.4
Total	$50.8	$34.1	$23.4

Dividends received	$24.5	$21.7	$43.5

Summarized combined financial information for equity associates is as follows:

	2008	2007 (a)

At end of year:
Current assets	$208.3	$191.3
Non-current assets	325.9	302.4
Total assets	534.2	493.7

Current liabilities	167.5	117.0
Other liabilities and deferred items	182.5	265.5
Total liabilities and deferred items	350.0	382.5

Net assets	$184.2	$111.2

	2008	2007 (a)	2006

For the year:
Net sales	$635.8	$535.9	$564.0
Gross profit	$227.5	$176.5	$132.2
Net earnings	$153.9	$112.4	$69.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 43.5% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

5.  Debt   The following table summarizes the long-term debt of the Company at December 31, 2008 and 2007:

	Dec. 31, 2008	Dec. 31, 2007
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$18.7	$—
Term Loans:
Term Loan A (225.5 million AUD at Dec. 31, 2008)	155.7	198.1
Term Loan B	191.5	191.5
Term Loan C (110.8 million CAD at Dec. 31, 2008)	90.9	113.2
Term Loan D (€191.5 million at Dec. 31, 2008)	269.6	281.8
Senior Notes:
8.25%, due 2013	461.1	450.3
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	316.8	331.1
6.875%, due 2017 (€300 million)	422.4	441.5
Payable to OI Inc.	509.5	752.8
Other	113.4	118.2
Total long-term debt	2,949.6	3,278.5
Less amounts due within one year	18.2	265.3
Long-term debt	$2,931.4	$3,013.2

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2008 the Company’s subsidiary borrowers had unused credit of $768.4 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments and acquisitions, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make certain asset sales within guidelines and limits, make capital expenditures beyond a certain threshold, engage in material transactions with shareholders and affiliates, participate in sale and leaseback financing arrangements, alter its fundamental business, amend certain outstanding debt obligations, and prepay certain outstanding debt obligations.

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restrict the ability of the Company to undertake additional financing to the extent that such financing would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  A default or event of default under the Agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2008 was 4.07%.  As of December 31, 2008, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During the second quarter of 2008, the Company used cash from operations and borrowings under the Agreement to retire the $250 million principal amount of OI Inc.’s 7.35% Senior Notes which matured in May 2008.

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

On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  In accordance with an amendment of the Agreement that became effective upon completion of the sale of the plastics business, the Company was required to use the net proceeds (as defined in the Agreement) to repay senior secured debt.  In addition, the amendment provides for modification of certain covenants, including the elimination of the financial covenant requiring the Company to maintain a specified interest coverage ratio.  The Company used a portion of the net proceeds in the third quarter of 2007 to redeem all $450.0 million of the 7.75% Senior Secured Notes and repurchase $283.1 million of the 8.875% Senior Secured Notes.  The remaining $566.9 million of the 8.875% Senior Secured Notes were repurchased or discharged in accordance with the indenture in October 2007. The remaining net proceeds, along with funds from operations and/or additional borrowings under the revolving credit facility, were used to redeem all $625.0 million of the 8.75%

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Secured Notes on November 15, 2007.  The Company recorded $9.5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  See Note 20 for additional charges for note repurchase premiums and the related write-off of unamortized finance fees included in the gain on sale of the Company’s plastics business.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 100 million Australian dollars and 25 million New Zealand dollars that extends through July 2009 and October 2009, respectively.  Information related to the Company’s accounts receivable securitization program is as follows:

	Dec. 31, 2008	Dec. 31, 2007

Balance (included in short-term loans)	$293.7	$361.8

Weighted average interest rate	5.31%	5.48%

The Company capitalized $25.6 million and $27.0 million in 2008 and 2007, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2013 are as follows:  2009, $18.2 million; 2010, $279.5 million; 2011, $160.1 million; 2012, $153.6 million; and 2013, $923.1 million.

Fair values at December 31, 2008, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Notes:
8.25%, due 2013	450.0	96.00	432.0	461.1
6.75%, due 2014	400.0	92.75	371.0
6.75%, due 2014 (€225 million)	316.8	77.63	245.9
6.875%, due 2017 (€300 million)	422.4	74.13	313.1

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings and equipment operating leases was $98.9 million in 2008, $92.8 million in 2007, and $82.1 million in 2006.  Minimum future rentals under operating leases are as follows:  2009, $50.3 million; 2010, $37.9 million; 2011, $23.3 million; 2012, $14.7 million; 2013, $7.4 million; and 2014 and thereafter, $7.4 million.

7.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $0.6 million in 2008, $(8.1) million in 2007, and $(1.7) million in 2006.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.  Derivative Instruments   At December 31, 2008, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $500 million that mature in 2010 and 2013.  The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at December 31, 2008:

				Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the Company through intercompany loans:
Senior Debentures due 2010	250.0	7.50%	3.2%	9.4
Notes issued by a subsidiary of the Company:
Senior Notes due 2013	250.0	8.25%	3.7%	11.1
Total	$500.0			$20.5

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2008, the Company had entered into commodity futures contracts for approximately 50% (approximately 10,200,000 MM BTUs) of its estimated North American usage requirements for the full year of 2009 and approximately 1% (approximately 240,000 MM BTUs) for the full year of 2010.

The Company accounts for the above futures contracts on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.

The above futures contracts are accounted for as cash flow hedges at December 31, 2008.

At December 31, 2008, an unrecognized loss of $31.8 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2008 was not material.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2006	$(117.5)	$12.7	$(145.5)	$14.4	$—	$(235.9)

2006 Change	285.5		55.0	(49.3)	(639.9)	(348.7)
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		22.8	8.0

Balance on Dec. 31, 2006	168.0	12.7	(122.9)	(34.9)	(617.1)	(594.2)

2007 Change	325.3			28.2	79.1	432.6
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)	—
Tax effect					(8.6)	(8.6)

Balance on Dec. 31, 2007	493.3	12.7	—	(4.5)	(678.4)	(176.9)

2008 Change	(431.9)			(32.9)	(1,080.1)	(1,544.9)
Translation effect					46.1	46.1
Tax effect					55.1	55.1
Balance on Dec. 31, 2008	$61.4	$12.7	$—	$(37.4)	$(1,657.3)	$(1,620.6)

For 2008 and 2007, respectively, foreign currency translation adjustments include a loss of approximately $19.9 million and $35.1 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

10. Income Taxes  Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008	2007

Deferred tax assets:
Accrued postretirement benefits	$84.0	$95.8
Foreign tax credit	295.5	417.0
Tax loss and credit carryovers	342.9	264.8
Capital loss carryovers	23.7	32.7
Alternative minimum tax credits	20.5	21.4
Accrued liabilities	159.3	178.5
Pension liability	181.0
Other	26.5	38.2
Total deferred tax assets	1,133.4	1,048.4

Deferred tax liabilities:
Property, plant, and equipment	151.1	229.3
Prepaid pension costs		147.0
Inventory	13.4	20.0
Other	49.3	59.1
Total deferred tax liabilities	213.8	455.4
Valuation allowance	(874.1)	(568.5)

Net deferred taxes	$45.5	$24.5

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007
Prepaid expenses	$24.1	$9.2
Deposits, receivables, and other assets	99.0	124.7
Deferred taxes	(77.6)	(109.4)

Net deferred taxes	$45.5	$24.5

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

The following details the Valuation Allowance activity:

Year	Beginning Year Balance	Foreign Currency Translation	Other Changes	Goodwill	Other Comprehensive Income	Ending Year Balance
2006	$(769.6)	$(16.4)	$(58.6)	$44.2	$(221.2)	$(1,021.6)
2007	(1,021.6)	(17.4)	432.9	24.9	12.7	(568.5)
2008	(568.5)	21.6	1.0	0.6	(328.8)	(874.1)

In 2007, the Company reduced the valuation allowance recorded against its deferred tax assets in the United States by $506.3 million through the utilization of net operating and capital loss carryforwards.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other international valuation allowances approximating $66 million were established principally in prior years in allocation of the costs of acquisitions. Beginning January 1, 2009, under FAS No.141R, “Business Combinations,” any future reductions of these components will result in an increase to income versus the reduction to goodwill required in previous years.

The provision (benefit) for income taxes consists of the following:

	2008	2007	2006

Current:
U.S. Federal	$(2.7)	$—	$—
State	0.6	31.1	2.0
Foreign	213.0	145.2	113.7

	210.9	176.3	115.7

Deferred:
U.S. Federal	14.6	8.0	9.2
State	(0.8)	1.0	(14.6)
Foreign	8.4	(1.7)	16.2

	22.2	7.3	10.8

Total:
U.S. Federal	11.9	8.0	9.2
State	(0.2)	32.1	(12.6)
Foreign	221.4	143.5	129.9

	$233.1	$183.6	$126.5

Total for continuing operations	$237.9	$147.8	$125.3
Total for discontinued operations	(4.8)	35.8	1.2
	$233.1	$183.6	$126.5

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2008	2007	2006
Domestic	$109.4	$(65.7)	$(174.1)
Foreign	699.0	687.3	459.2

	$808.4	$621.6	$285.1

Discontinued operations	2008	2007	2006
Domestic	$2.0	$(1.1)	$(19.7)
Foreign	—	1.7	(2.8)

	$2.0	$0.6	$(22.5)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2008	2007	2006

Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$282.9	$217.6	$99.8
Increase (decrease) in provision for income taxes due to:

Valuation allowance - U.S.	(16.9)	(506.3)	62.6
Foreign subsidiary ownership restructuring and incentives	35.1	535.9	30.8
Foreign source income taxable in the U.S.	11.3	29.3	1.8
Reversal of non-U.S. tax valuation allowance	—	(13.4)	(34.7)
Foreign tax credit utilization	—	(40.4)
State taxes, net of federal benefit	5.0	(2.9)	(13.5)
Rate differences on non-U.S. earnings	(55.3)	(65.7)	(23.8)
Adjustment for non-U.S. tax law changes	(20.1)	(9.9)	(1.6)
Other items	(4.1)	3.6	3.9

Provision for income taxes	$237.9	$147.8	$125.3

In 2007 the Company implemented a plan to restructure the ownership and intercompany obligations of certain foreign subsidiaries. These actions resulted in the taxation of a significant portion of previously unremitted foreign earnings.  The Company also realigned its debt service obligations to operations outside the U.S. in order to better balance its future operating cash flows with its global financing costs. The foreign earnings reported as taxable in the U.S. were offset by net operating loss carryforwards and foreign tax credits. Foreign tax credit carryforwards arising from the restructuring were fully offset by an increase in the valuation allowance.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 to 2015.

At December 31, 2008, before valuation allowance, the Company has unused research tax credits of $8.4 million expiring from 2009 to 2029 and foreign tax credits of $295.5 million expiring in 2017. The Company also has unused alternative minimum tax credits of $20.5 million which do not expire and which will be available to offset future U.S. Federal income tax. Approximately $72.3 million of the deferred tax assets relate to net operating and capital loss carryforwards that can be carried over indefinitely with the remaining $286.0 million expiring between 2009 and 2028.  As a result of U.S. tax legislation enacted in 2008, the Company realized $2.3 million of benefits from its research and alternative minimum tax credit carryforwards.  The related valuation on these credits was reduced accordingly.

At December 31, 2008, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,583.2 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) as of January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of the adoption of FIN 48, the Company recognized no adjustment to retained earnings for unrecognized income tax benefits. The Company reclassified $28.5 million of deferred tax assets related to general business credits and net operating losses that were previously offset by a full valuation allowance to the liability for unrecognized income tax benefits. This balance sheet reclassification had no effect on share owners’ equity. In connection with the adoption of FIN 48, the Company is maintaining its historical method of accruing interest and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2008:

	2008	2007
Balance at January 1	$53.0	$45.8
Additions for tax positions of prior years	51.2	0.1
Reductions for tax positions of prior years	(2.1)	(2.5)
Additions based on tax positions related to the current year	6.1	11.0
Reductions due to the lapse of the applicable statute of limitations	(3.1)	(1.4)
Reductions due to settlements	(2.0)	—
Balance at December 31	$103.1	$53.0

At December 31, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $14.5 million and $3.9 million, respectively. Tax expense for the year ended December 31, 2008 includes interest and penalties of $5.4 million on unrecognized tax benefits for prior years.

The unrecognized tax benefit liability, including interest and penalties, as of December 31, 2008 and December 31, 2007 was $117.6 million and $56.9 million respectively. Approximately $72.7 million and $41.1 million as of December 31, 2008 and December 31, 2007, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above because of the unrecognized tax benefits that would result in the utilization of certain tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization.

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

11.  Stock Options and Other Stock Based Compensation   The Company participates in OI Inc.’s five nonqualified plans under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc. At December 31, 2008, there were 2,174,949 shares authorized and available for grants under these plans.  Total compensation cost for all grants of shares and units under all of these plans was $21.4 million ($19.1 million after tax) for the year ended December 31, 2008.  Total compensation cost for grants of shares and units was $23.6 million ($21.9 million after tax) in 2007 and $21.7 million ($20.4 million after tax) in 2006.  The cost in 2006 included $3.1 million for accelerated vesting of options, shares and units held by the former CEO at the time of his separation in November 2006 and $1.9 million for fully vested options granted to the new CEO in December 2006.

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

Stock option information at December 31, 2008 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at Dec. 31, 2007	3,462	$20.54
Granted	428	52.33
Exercised	(604)	23.98
Forfeited or expired	(73)	46.00
Options outstanding at Dec. 31, 2008	3,213	23.56	4.7	$22.9
Options vested or expected to vest at Dec. 31, 2008	3,171	$23.56	4.7	$22.6
Options exercisable at Dec. 31, 2008	1,870	$18.03	4.3	$17.4

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain additional information related to stock options is as follows for the periods indicated:

	2008	2007	2006
Weighted average grant-date fair value of options granted (per share)	$16.21	$9.87	$7.91
Aggregate intrinsic value of options exercised	$17.3	$44.5	$3.7
Aggregate cash received from options exercised	$14.5	$62.8	$7.6

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.  Shares granted to directors after 2007 vest after one year.

The fair value of the shares is equal to the market price of the shares on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted share activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2008	501	$18.61
Granted	64	52.02
Vested	(72)	20.80
Forfeited	(1)	22.14
Nonvested at Dec. 31, 2008	492	22.63
Awards granted during 2007		$26.07
Awards granted during 2006		$18.74

	2008	2007	2006
Total fair value of shares vested	$2.9	$10.9	$7.7

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Vested Restricted Share Units

Restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 1.5 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OIInc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

Performance vested restricted share unit activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per unit)

Nonvested at January 1, 2008	963	$21.47
Granted	166	52.23
Vested	(222)	24.22
Forfeited	(21)	22.86
Nonvested at Dec. 31, 2008	886	26.51
Awards granted during 2007		$24.18
Awards granted during 2006		$18.24

2008
Number of shares issued to holders of vested units (thousands)	316
Fair value of shares at issuance date	$16.9

As of December 31, 2008, there was $18.0 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

Net expense to results of operations for all of the Company’s pension plans and certain deferred compensation arrangements amounted to $(3.5) million in 2008, $24.9 million in 2007, and $41.9 million in 2006.

The Company has defined benefit pension plans covering substantially all employees located in the United States, the United Kingdom, The Netherlands, Canada and Australia, as well as many employees in Germany and France.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.  The following tables relate to the Company’s principal defined benefit pension plans.

The changes in the pension benefit obligations for the year were as follows:

	2008	2007
Obligations at beginning of year	$3,817.7	$3,879.2

Change in benefit obligations:
Service cost	46.3	54.0
Interest cost	215.2	212.0
Actuarial gain, including effect of changing discount rates	(108.5)	(73.6)
Curtailments	(9.5)	(21.9)
Special termination benefits	4.4
Settlements		(55.8)
Participant contributions	8.8	10.0
Benefit payments	(257.8)	(325.1)
Plan amendments	3.0	(3.5)
Foreign currency translation	(284.2)	136.4
Other		6.0
Net change in benefit obligations	(382.3)	(61.5)
Obligations at end of year	$3,435.4	$3,817.7

The changes in the fair value of the pension plans’ assets for the year were as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2008	2007
Fair value at beginning of year	$4,084.9	$4,043.5

Change in fair value:
Actual gain (loss) on plan assets	(973.2)	177.6
Benefit payments	(257.8)	(325.1)
Employer contributions	61.2	63.9
Participant contributions	8.8	10.0
Foreign currency translation	(213.7)	115.0
Other	(3.3)
Net change in fair value of assets	(1,378.0)	41.4
Fair value at end of year	$2,706.9	$4,084.9

The funded status of the pension plans at year end was as follows:

	2008	2007
Plan assets at fair value	$2,706.9	$4,084.9
Projected benefit obligations	3,435.4	3,817.7
Plan assets greater (less) than projected benefit obligations	(728.5)	267.2

Items not yet recognized in pension expense:
Actuarial loss	1,748.1	700.4
Prior service credit	(15.6)	(18.7)
	1,732.5	681.7
Net amount recognized	$1,004.0	$948.9

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007
Prepaid pension	$—	$566.4
Current pension liability, included with Other accrued liabilities	(8.0)	(9.2)
Noncurrent pension liability, included with Pension benefits	(720.5)	(290.0)
Accumulated other comprehensive income	1,732.5	681.7
Net amount recognized	$1,004.0	$948.9

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2008 as follows:

		Tax
	Pretax	Effect	After—tax

Current year actuarial loss	$1,148.8	$(62.2)	$1,086.6
Amortization of actuarial loss	(30.3)	1.1	(29.2)
Current year prior service cost	3.0		3.0
Amortization of prior service credit	1.1	(0.1)	1.0
Curtailment	(8.5)	2.4	(6.1)
	1,114.1	(58.8)	1,055.3
Translation			(44.9)
	$1,114.1	$(58.8)	$1,010.4

The accumulated benefit obligation for all defined benefit pension plans was $3,157.0 million and $3,566.0 million at December 31, 2008 and 2007, respectively.

The components of the net pension expense (income) for the year were as follows:

	2008	2007	2006

Service cost	$46.3	$54.0	$60.8
Interest cost	215.2	212.0	204.3
Expected asset return	(318.3)	(317.6)	(298.4)
Settlement cost		18.6
Special termination benefits	4.4
Curtailment (gain) loss	0.1	(1.5)
Other	(1.2)	5.1	9.2

Amortization:
Prior service credit	(1.1)	(0.8)	(0.6)
Loss	30.3	38.2	61.5
Net amortization	29.2	37.4	60.9
Net expense (income)	$(24.3)	$8.0	$36.8

Total for continuing operations	$(24.3)	$3.4	$36.2
Total for discontinued operations		4.6	0.6
	$(24.3)	$8.0	$36.8

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2009:

Amortization:
Loss	$43.6
Prior service cost	(1.0)
Net amortization	$42.6

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2008	2007

Projected benefit obligations	$3,435.4	$1,125.1
Fair value of plan assets	2,706.9	816.1
Accumulated benefit obligations	3,157.0	1,015.4

The weighted average assumptions used to determine benefit obligations were as follows:

	2008	2007

Discount rate	6.29%	5.87%
Rate of compensation increase	4.34%	4.32%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2008	2007	2006

Discount rate	5.87%	5.49%	5.30%
Rate of compensation increase	4.32%	4.34%	4.54%
Expected long-term rate of return on assets	8.09%	8.08%	8.08%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (credits) is based on the average remaining service of employees.

For 2008, the Company’s weighted average expected long-term rate of return on assets was 8.09%.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2007), which was in line with the expected long-term rate of return assumption for 2008.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

			Target
	Actual Allocation		Allocation
Asset Category	2008	2007	Ranges

Equity securites	48%	63%	48-58%
Debt securities	43%	28%	30-40%
Real estate	6%	5%	3-13%
Other	3%	4%	0-9%
Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within the above target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets for both the U.S. and non—U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

Based on exchange rates at the end of 2008, the Company expects to contribute approximately $70 million to $75 million to its non—U.S. defined benefit pension plans in 2009.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2009	262.4
2010	234.1
2011	234.7
2012	238.7
2013	241.8
2014 - 2018	1,241.1

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $7.1 million in 2008, $6.7 million in 2007, and $6.4 million in 2006.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the postretirement benefit obligations for the year were as follows:

	2008	2007
Obligations at beginning of year	$309.5	$317.6

Change in benefit obligations:
Service cost	2.2	3.0
Interest cost	17.2	17.5
Actuarial gain, including the effect of changing discount rates	(30.0)	(9.5)
Curtailments	(2.9)	(9.1)
Special termination benefits	0.9
Benefit payments	(19.9)	(24.4)
Foreign currency translation	(16.7)	14.4
Other
Net change in benefit obligations	(49.2)	(8.1)
Obligations at end of year	$260.3	$309.5

The funded status of the postretirement benefit plans at year end was as follows:

	2008	2007
Postretirement benefit obligations	$260.3	$309.5

Items not yet recognized in net postretirement benefit cost:
Prior service credit	20.7	23.8
Actuarial loss	(39.7)	(78.2)
	(19.0)	(54.4)

Net amount recognized	$241.3	$255.1

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007

Current nonpension postretirement benefit, included with Other accrued liabilities	$(22.3)	$(24.3)
Nonpension postretirement benefits	(238.0)	(285.2)
Accumulated other comprehensive income	19.0	54.4

Net amount recognized	$(241.3)	$(255.1)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2008 as follows:

		Tax
	Pretax	Effect	After-tax

Current year actuarial gain	$(28.4)	$3.0	$(25.4)
Amortization of actuarial loss	(6.2)		(6.2)
Amortization of prior service credit	3.1		3.1
Curtailment	(2.5)	0.7	(1.8)
	(34.0)	3.7	(30.3)
Translation			(1.2)
	$(34.0)	$3.7	$(31.5)

The components of the net postretirement benefit cost for the year were as follows:

	2008	2007	2006

Service cost	$2.2	$3.0	$4.3
Interest cost	17.2	17.4	16.8
Curtailment gain		(14.9)	(15.9)
Special termination benefit	0.9
Other			0.9
Amortization:
Prior service credit	(3.1)	(3.8)	(4.3)
Loss	6.2	5.8	3.9
Net amortization	3.1	2.0	(0.4)
Net postretirement benefit cost	$23.4	$7.5	$5.7
Total for continuing operations	23.4	20.7	3.2
Total for discontinued operations		(13.2)	2.5
	$23.4	$7.5	$5.7

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2009:

Amortization:
Loss	$3.9
Prior service credit	(3.1)
Net amortization	$0.8

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.40% and 5.86% at December 31, 2008 and 2007, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 5.86%, 5.56%, and 5.45% at December 31, 2008, 2007, and 2006, respectively.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2008	2007
Health care cost trend rate assumed for next year	7.38%	8.51%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.67%	5.64%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$8.9	$(7.6)
Effect on accumulated postretirement benefit obligations	15.9	(13.4)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2009	22.3
2010	22.0
2011	21.8
2012	21.5
2013	21.2
2014 - 2018	102.6

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.9 million in 2008, $7.4 million in 2007, and $7.4 million in 2006.  Postretirement health and life benefits for retirees of foreign subsidiaries are

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally provided through the national health care programs of the countries in which the subsidiaries are located.

13.  Other Income  Other income in 2006 includes a gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands.

14. Other Expense  Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132.4 million ($110.1 million after tax and minority shareowners’ interests), for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 15 for additional information.

Other costs and expenses for the year ended December 31, 2007 included the following:

•                  In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million ($43.9 million after tax) recorded in 2007 with an additional $0.9 million (before and after tax) recorded in the first quarter of 2008.

•                  The Company recorded charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 15 for additional information.

Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $29.7 million ($27.7 million after tax), principally related to the closing of its Godfrey, Illinois machine parts manufacturing operation.

15.  Restructuring Accruals  Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007 and 2008 charges, amounting to $187.7 million ($150.3 million after tax and minority shareowners’ interests) and approximately 1,800 jobs and corresponding reduction in the Company’s workforce, reflect the decisions reached through December 31, 2008 in the Company’s ongoing strategic review of its global manufacturing footprint commenced in mid-2007.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

2007

During the third and fourth quarters of 2007, the Company recorded restructuring charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment in Europe and North America.

As a result of its strategic review, the Company decided to curtail selected production capacity.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired.  As a result, those assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008

During 2008, the Company recorded restructuring charges totaling $132.4 million ($110.1 million after tax and minority share owners’ interests).  The 2008 charges consisted primarily of $85.5 million for the closure of two Canadian plants with additional charges across all segments as well as in Retained Corporate Costs and Other.

As a continuation of the Company’s strategic review in 2008, the Company decided to curtail and realign selected production capacity and other activities across all segments as well as in Retained Corporate Costs and Other.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired.  As a result, those assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity and realignment of selected operations will result in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.

Probable cash expenditures for the 2007 and 2008 charges are expected to total approximately $110 million.  The Company expects that the majority of these costs will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Total restructuring accrual at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Remaining restructuring accrual as of December 31, 2008	$47.6	$—	$16.3	$63.9

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information related to the restructuring accrual is as follows, with 2008 activity translated from Euros into dollars at the December 31, 2008 exchange rate:

Remaining European restructuring accrual as of January 1, 2006	$80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	27.7
Net cash paid, principally severance and related benefits	(6.1)
Other, principally foreign exchange translation	(4.8)
Remaining European restructuring accrual as of December 31, 2008	$16.8

16.  Additional Interest Charges from Early Extinguishment of Debt    During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.  During 2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.

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

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2008	2007	2006

Pending at beginning of year	14,000	18,000	32,000
Disposed	8,000	13,000	21,000
Filed	5,000	9,000	7,000

Pending at end of year	11,000	14,000	18,000

Based on an analysis of the lawsuits pending as of December 31, 2008, approximately 84% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 15% of plaintiffs specifically plead damages of $15 million or less, and 0.4% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of December 31, 2008 there are approximately 1,000 claims against other defendants which are likely to be asserted some time in the future against OI Inc. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2008, has disposed of the asbestos claims of approximately 367,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,300.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $34.0 million at December 31, 2008 ($34.0 million at December 31, 2007) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot be estimated with certainty. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $3.47 billion through 2008, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability reasonably to estimate its liability has been significantly affected by the volatility of asbestos-related litigation in the United States, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation and found liable for substantial

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damage awards, the use of mass litigation screenings to generate new lawsuits, the large number of claims asserted or filed by parties who claim prior exposure to asbestos materials but have no present physical impairment as a result of such exposure, and the significant number of co-defendants that have filed for bankruptcy.

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

d)   the extent of decrease or increase in the incidence of serious disease cases and claiming patterns for such cases;

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

h)  the number and timing of additional co-defendant bankruptcies; and

i)  the extent to which co-defendant bankruptcy trusts direct resources to resolve claims that are also presented to OI Inc. and the timing of the payments made by the bankruptcy trusts.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, while the results of future annual comprehensive reviews cannot be determined, OI Inc. expects the addition of one year to the estimation period will result in an annual charge.

The ultimate legal and financial liability of OI Inc. with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot be estimated with certainty.  OI Inc.’s reported results of operations for 2008 were materially affected by the $250.0 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and will continue to affect the Company’s and OI Inc.’s cost of borrowing and the ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

18.  Segment Information   The Company’s former Plastics Packaging segment has been reclassified to discontinued operations as a result of the July 31, 2007 sale of that business.  Following the sale, the Company redefined its reportable segments and divided the former Glass Containers segment into four geographic segments:  (1) North America; (2) Europe; (3) Asia Pacific; (4) South America.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  In connection with this change, certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained Corporate Costs and Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.  Retained Corporate Costs and Other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.  Amounts for 2006 in the following tables are presented on the redefined basis.

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, provision for income taxes and minority share owners’ interests in earnings of subsidiaries and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Beginning in 2008, the Company revised its method of allocating corporate expenses.  The Company decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effect of these changes on periods prior to 2008. However, the effect for 2008 was to reduce the amount of retained corporate costs by approximately $38.0 million. The information below is presented on a continuing operations basis, and therefore, the 2007 and 2006 amounts exclude amounts related to the discontinued operations.  See Note 20 for more information.

Financial information regarding the Company’s reportable segments is as follows:

Net Sales:	2008	2007	2006
Europe	$3,497.8	$3,298.7	$2,846.6
North America	2,209.7	2,271.3	2,110.4
South America	1,135.9	970.7	796.5
Asia Pacific	964.1	934.3	804.9

Reportable segment totals	7,807.5	7,475.0	6,558.4
Other	77.2	91.7	92.0
Net sales	$7,884.7	$7,566.7	$6,650.4

Segment Operating Profit:	2008	2007	2006
Europe	$477.8	$433.0	$249.6
North America	185.2	265.1	187.3
South America	331.0	254.9	195.0
Asia Pacific	162.8	154.0	102.9
Reportable segment totals	1,156.8	1,107.0	734.8

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(0.7)	(78.8)	(76.6)
Restructuring and asset impairments	(133.3)	(100.3)	(29.7)
CEO and other transition charges			(20.8)
Curtailment of postretirement benefits in The Netherlands			15.9
Mark to market effect of natural gas hedge contracts			(8.7)

Interest income	38.6	42.3	19.2
Interest expense	(253.0)	(348.6)	(349.0)
Earnings before income taxes and minority share owners’ interests in earnings of subsidiaries	$808.4	$621.6	$285.1

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	North America	Europe	Asia Pacific	South America	Reportable Segment Totals	Retained Corp Costs and Other	Consolidated Totals

Total assets:
2008	$1,802.9	$3,758.4	$1,239.6	$976.2	$7,777.1	$199.4	$7,976.5
2007	1,946.9	4,124.1	1,558.1	965.7	8,594.8	729.8	9,324.6
2006	1,777.0	3,838.0	1,454.4	765.7	7,835.1	1,485.6	9,320.7

Equity earnings:
2008	$12.6	$14.1	$—	$—	$26.7	$24.1	$50.8
2007	10.4	8.0		(2.7)	15.7	18.4	34.1
2006	10.5	6.9		(4.8)	12.6	10.8	23.4

Capital expenditures (1):
2008
Continuing	$90.5	$151.9	$57.6	$57.3	$357.3	$4.4	$361.7
2007
Continuing	65.9	129.2	42.0	51.1	288.2	4.3	292.5
Discontinued						23.3	23.3
2006
Continuing	57.8	105.4	47.8	59.2	270.2	14.8	285.0
Discontinued						35.3	35.3

Depreciation and amortization expense:
2008
Continuing	$98.7	$222.0	$80.4	$56.5	$457.6	$10.2	$467.8
Discontinued
2007
Continuing	107.3	210.3	81.7	54.3	453.6	7.3	460.9
Discontinued						23.3	23.3
2006
Continuing	110.2	203.3	81.4	56.3	451.2	4.5	455.7
Discontinued						53.5	53.5

(1)  Retained Corporate Costs and Other includes assets of discontinued operations.

(2)  Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United States	Foreign	Total

2008	$679.5	$1,966.1	$2,645.6
2007	678.9	2,271.1	2,950.0
2006	712.5	2,162.0	2,874.5

The Company’s net sales by geographic segment are as follows:

	United States	Foreign	Total

2008	$1,894.8	$5,989.9	$7,884.7
2007	1,920.6	5,646.1	7,566.7
2006	1,793.7	4,856.7	6,650.4

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2008 - 10.7%, 2007 - 10.1%) and France (2008 - 14.7%, 2007 - 19.3%, 2006 - 19.3%).

19.  Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2006, 2007 and 2008 are as follows:

	North America	Europe	Asia Pacific	South America	Other	Total
Balance as of January 1, 2006	$747.5	$926.7	$470.8	$—	$14.7	$2,159.7
Translation effects	2.8	99.5	31.3			133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(28.7)	(9.2)			(0.2)	(38.1)
Balance as of December 31, 2006	721.6	1,017.0	502.1	—	14.5	2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	745.6	1,119.3	556.7	—	6.5	2,428.1
Translation effects	(28.8)	(58.2)	(123.1)		0.3	(209.8)
Other changes		(10.1)			(0.7)	(10.8)
Balance as of December 31, 2008	$716.8	$1,051.0	$433.6	$—	$6.1	$2,207.5

During the fourth quarters of 2008, 2007 and 2006, the Company completed its annual impairment testing and determined that no impairment existed.

20. Discontinued Operations  On July 31, 2007, the Company completed the sale of its plastics packaging business to Rexam PLC for approximately $1.825 billion in cash.  As required by FAS No. 144, the Company has presented the results of operations for the plastics packaging business in the Consolidated Results of Operations for the years ended December 31, 2007 and 2006 as discontinued operations.  Interest expense was allocated to the discontinued operations based on debt that was required

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by an amendment to the Secured Credit Agreement to be repaid from the net proceeds.  Amounts for the prior periods have been reclassified to conform to this presentation.

The following summarizes the revenues and expenses of the discontinued operations as reported in the consolidated results of operations for the periods indicated:

	Years ended December 31,
	2007	2006
Net sales	$455.0	$771.6
Manufacturing, shipping and delivery	(343.5)	(602.9)
Gross profit	111.5	168.7

Selling and administrative	(20.7)	(34.4)
Research, development and engineering	(8.3)	(15.1)
Interest expense	(80.6)	(139.2)
Other income	(0.1)	2.9
Other expense	(1.2)	(5.4)

Earnings (loss) before items below	0.6	(22.5)

(Provision) credit for income taxes	2.4	(1.2)
Minority share owners’ interests in earnings of subsidiaries	(0.2)
Gain on sale of discontinued operations	1,038.5

Net earnings (loss) from discontinued operations	$1,041.3	$(23.7)

The 2007 gain on the sale of discontinued operations of $1,038.5 million includes charges totaling $62.1 million for debt retirement costs, consisting principally of redemption premiums and write off of unamortized fees, and a gain of $8.7 million for curtailment and settlement of pension and other postretirement benefits.  The gain also includes a net provision for income taxes of $38.2 million, consisting of taxes on the gain of $445.0 million that are substantially offset by a credit of $406.8 million for the reversal of valuation allowances against existing tax loss carryforwards.  The sale agreement provides for an adjustment of the selling price based on working capital levels and certain other factors.

The gain on sale of discontinued operations of $6.8 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

21.  Fair Value Measurements  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS No. 157), which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements.  On February 2, 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2) which delays the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Where the measurement objective specifically requires the use of “fair value” the Company has adopted the

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provisions of FAS No. 157 related to financial assets and financial liabilities as of January 1, 2008. The adoption of FAS No. 157 had no impact on the Company.

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies the $0.4 million net derivative liability as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2008
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$67.2	$25.7	$895.9	$—	$988.8
Inventories		154.2	0.4	846.3	(1.4)	999.5
Other current assets		4.8	10.7	439.1	1.8	456.4

Total current assets	—	226.2	36.8	2,181.3	0.4	2,444.7

Investments in and advances to subsidiaries	2,035.9	2,767.9	(72.9)		(4,730.9)	—
Goodwill		560.8	9.5	1,637.2		2,207.5
Other non-current assets		170.7	60.2	448.6	(0.8)	678.7

Total other assets	2,035.9	3,499.4	(3.2)	2,085.8	(4,731.7)	2,886.2

Property, plant and equipment, net		641.4	44.3	1,959.9		2,645.6

Total assets	$2,035.9	$4,367.0	$77.9	$6,227.0	$(4,731.3)	$7,976.5
Current liabilities :
Accounts payable and accrued liabilities	$—	$321.3	$47.5	$1,066.0	$(0.4)	$1,434.4
Short-term loans and long-term debt due within one year		0.1		393.8		393.9
Total current liabilities	—	321.4	47.5	1,459.8	(0.4)	1,828.3
Long-term debt	500.0	1,397.4	18.2	1,015.8		2,931.4
Other non-current liabilities and minority interests		58.9	565.5	997.5	59.0	1,680.9
Investments by and advances from parent		2,589.3	(553.3)	2,753.9	(4,789.9)	—
Share owner’s equity	1,535.9					1,535.9

Total liabilities and share owner’s equity	$2,035.9	$4,367.0	$77.9	$6,227.0	$(4,731.3)	$7,976.5

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2007
Balance Sheet	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$71.1	$(7.4)	$1,121.9	$—	$1,185.6
Inventories		163.3	0.4	857.1		1,020.8
Other current assets		8.3	50.6	428.7	0.6	488.2

Total current assets	—	242.7	43.6	2,407.7	0.6	2,694.6

Investments in and advances to subsidiaries	3,392.9	3,296.9	8.2		(6,698.0)	—
Goodwill		560.9	9.4	1,857.8		2,428.1
Other non-current assets		165.8	562.1	536.3	(12.3)	1,251.9

Total other assets	3,392.9	4,023.6	579.7	2,394.1	(6,710.3)	3,680.0
Property, plant and equipment, net		620.3	47.0	2,282.7		2,950.0

Total assets	$3,392.9	$4,886.6	$670.3	$7,084.5	$(6,709.7)	$9,324.6
Current liabilities :
Accounts payable and accrued liabilities	$—	$340.4	$109.2	$1,169.6	$(0.6)	$1,618.6
Short-term loans and long-term debt due within one year	250.0	(0.2)		451.1		700.9
Total current liabilities	250.0	340.2	109.2	1,620.7	(0.6)	2,319.5
Long-term debt	500.0	1,375.8	19.1	1,118.3		3,013.2
Other non-current liabilities and minority interests		46.3	273.4	1,026.1	3.2	1,349.0
Investments by and advances from parent		3,124.3	268.6	3,319.4	(6,712.3)	—
Share owner’s equity	2,642.9					2,642.9

Total liabilities and share owner’s equity	$3,392.9	$4,886.6	$670.3	$7,084.5	$(6,709.7)	$9,324.6

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2008
Results of Operations	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,968.6	$—	$6,038.8	$(122.7)	$7,884.7
Manufacturing, shipping, and delivery		(1,719.0)	4.2	(4,676.7)	183.4	(6,208.1)

Gross profit	—	249.6	4.2	1,362.1	60.7	1,676.6
Research, engineering, selling, administrative, and other		(74.5)	(77.5)	(580.7)		(732.7)
Net intercompany interest	45.8	(97.5)	69.2	(17.5)		—
Other interest expense	(45.8)	(84.4)	(1.9)	(120.9)		(253.0)
Interest income		—	2.3	36.3		38.6
Equity earnings from subsidiaries	500.3	512.2	(97.0)		(915.5)	—
Other equity earnings		12.6	24.1	14.1		50.8
Other revenue		78.7	3.2	7.1	(60.9)	28.1

Earnings (loss) from continuing operations before items below	500.3	596.7	(73.4)	700.5	(915.7)	808.4
Provision for income taxes		(0.5)	(18.6)	(218.8)		(237.9)
Minority share owners’ interests in earnings of subsidiaries			13.2	(66.5)	(16.9)	(70.2)

Earnings (loss) from continuing operations	500.3	596.2	(78.8)	415.2	(932.6)	500.3
Net earnings of discontinued operations	6.8		6.8		(6.8)	6.8

Net earnings (loss)	$507.1	$596.2	$(72.0)	$415.2	$(939.4)	$507.1

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2007
Results of Operations	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,966.3	$1.1	$5,694.5	$(95.2)	$7,566.7
Manufacturing, shipping, and delivery		(1,658.1)	(2.6)	(4,463.5)	152.8	(5,971.4)

Gross profit	—	308.2	(1.5)	1,231.0	57.6	1,595.3
Research, engineering, selling, administrative, and other		(73.7)	(175.5)	(488.7)	0.3	(737.6)
Net intercompany interest	66.9	(0.7)	(72.8)	6.6		—
Other interest expense	(66.9)	(255.5)	78.5	(104.7)		(348.6)
Interest income		—	16.1	26.2		42.3
Equity earnings from subsidiaries	414.3	419.6	80.8		(914.7)	—
Other equity earnings		10.4	15.6	8.1		34.1
Other revenue		118.2	1,405.9	11.7	(1,499.7)	36.1

Earnings from continuing operations before items below	414.3	526.5	1,347.1	690.2	(2,356.5)	621.6
Provision for income taxes		(0.4)	(8.8)	(138.6)		(147.8)
Minority share owners’ interests in earnings of subsidiaries			(1.5)	(51.9)	(6.1)	(59.5)

Earnings from continuing operations	414.3	526.1	1,336.8	499.7	(2,362.6)	414.3
Net earnings of discontinued operations	1,041.3		1,040.6	0.7	(1,041.3)	1,041.3

Net earnings	$1,455.6	$526.1	$2,377.4	$500.4	$(3,403.9)	$1,455.6

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2006
Results of Operations	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,849.3	$(3.5)	$4,905.6	$(101.0)	$6,650.4
Manufacturing, shipping, and delivery		(1,632.4)	12.2	(4,005.6)	144.7	(5,481.1)

Gross profit	—	216.9	8.7	900.0	43.7	1,169.3
Research, engineering, selling, administrative, and other		(133.2)	(130.6)	(370.0)		(633.8)
Net intercompany interest	82.4	32.4	(84.3)	(30.5)		—
Other interest expense	(82.4)	(314.3)	137.8	(90.1)		(349.0)
Interest income		—	1.0	18.2		19.2
Equity earnings from subsidiaries	116.2	265.7	27.0		(408.9)	—
Other equity earnings		10.5	6.1	6.8		23.4
Other revenue		81.9	15.0	31.1	(72.0)	56.0

Earnings (loss) from continuing operations before items below	116.2	159.9	(19.3)	465.5	(437.2)	285.1
Provision for income taxes		(8.9)	12.5	(128.9)		(125.3)
Minority share owners’ interests in earnings of subsidiaries				(42.0)	(1.6)	(43.6)

Earnings (loss) from continuing operations	116.2	151.0	(6.8)	294.6	(438.8)	116.2
Net earnings (loss) of discontinued operations	(23.7)		(21.8)	(1.9)	23.7	(23.7)

Net earnings (loss)	$92.5	$151.0	$(28.6)	$292.7	$(415.1)	$92.5

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2008
Cash Flows	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$108.3	$(34.1)	$880.5	$(38.1)	$916.6
Investing Activities:
Additions to property, plant, and equipment- continuing		(84.6)	(0.7)	(276.4)		(361.7)
Advances to foreign affiliate			(1.6)			(1.6)
Proceeds from sales		2.4	(16.9)	0.6		(13.9)
Cash provided by (used in) investing activities	—	(82.2)	(19.2)	(275.8)	—	(377.2)
Financing Activities:
Net distribution to OI Inc.	(449.9)					(449.9)
Change in intercompany transactions	449.9	(26.1)	(3.9)	(458.5)	38.6	—
Change in short term debt				(20.6)		(20.6)
Payments of long term debt		(35.0)	(0.8)	(659.6)		(695.4)
Borrowings of long term debt		35.0	18.6	632.8		686.4
Net payments for debt-related hedging activity				(45.2)		(45.2)
Cash provided by (used in) financing activities	—	(26.1)	13.9	(551.1)	38.6	(524.7)
Effect of exchange rate change on cash				(22.9)		(22.9)
Net change in cash	—	—	(39.4)	30.7	0.5	(8.2)
Cash at beginning of period	—	—	43.8	343.2	0.7	387.7

Cash at end of period	$—	$—	$4.4	$373.9	1.2	$379.5

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2007
Cash Flows	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$161.8	$1,303.4	$952.7	$(1,434.4)	$983.5
Investing Activities:
Additions to property, plant, and equipment- continuing		(48.0)	(3.6)	(240.9)		(292.5)
Additions to property, plant, and equipment- discontinued			(21.6)	(1.7)		(23.3)
Acquisitions, net of cash acquired				(9.8)		(9.8)
Proceeds from sales		5.8	1,673.5	90.7		1,770.0
Cash provided by (used in) investing activities	—	(42.2)	1,648.3	(161.7)	—	1,444.4
Financing Activities:
Net distribution to OI Inc.	(605.8)					(605.8)
Change in intercompany transactions	605.8	1,853.4	(2,916.8)	(977.5)	1,435.1	—
Change in short term debt				(21.5)		(21.5)
Payments of long term debt		(1,973.0)	(1.0)	(119.2)		(2,093.2)
Borrowings of long term debt				406.4		406.4
Net payments for debt-related hedging activity				5.7		5.7
Payment of finance fees				(6.3)		(6.3)
Cash provided by (used in) financing activities	—	(119.6)	(2,917.8)	(712.4)	1,435.1	(2,314.7)
Effect of exchange rate change on cash				51.8		51.8
Net change in cash	—	—	33.9	130.4	0.7	165.0
Cash at beginning of period	—	—	9.8	212.9	—	222.7

Cash at end of period	$—	$—	$43.7	$343.3	0.7	$387.7

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31, 2006
Cash Flows	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$26.3	$18.3	$365.2	$(98.2)	$311.6
Investing Activities:
Additions to property, plant, and equipment - continuing		(52.3)	(14.3)	(218.4)		(285.0)
Additions to property, plant, and equipment - discontinued			(33.8)	(1.5)		(35.3)
Collections on receivables arising from consolidation of receivables securitization program				127.3		127.3
Proceeds from sales		1.3	1.5	12.3		15.1
Cash used in investing activities	—	(51.0)	(46.6)	(80.3)	—	(177.9)
Financing Activities:
Net distribution to OI Inc.	(174.8)					(174.8)
Change in intercompany transactions	174.8	160.4	7.7	(441.1)	98.2	—
Change in short term debt				158.9		158.9
Payments of long term debt		(454.4)	(0.2)	(887.2)		(1,341.8)
Borrowings of long term debt		323.1		883.4		1,206.5
Net payments for debt-related hedging activity				(6.8)		(6.8)
Payment of finance fees		(4.4)		(7.9)		(12.3)
Cash provided by (used in) financing activities	—	24.7	7.5	(300.7)	98.2	(170.3)
Effect of exchange rate change on cash				12.7		12.7
Net change in cash	—	—	(20.8)	(3.1)	—	(23.9)
Cash at beginning of period	—	—	30.6	216.0	—	246.6

Cash at end of period	$—	$—	$9.8	$212.9	—	$222.7

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2008 and 2007:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales - continuing operations	$1,960.5	$2,210.6	$2,008.6	$1,705.0	$7,884.7
Gross profit - continuing operations	$456.8	$525.2	$407.3	$287.3	$1,676.6

Earnings from continuing operations (a)	174.0	227.5	78.6	20.2	500.3
Gain (loss) on sale of discontinued operations	4.1	3.8		(1.1)	6.8

Net earnings	$178.1	$231.3	$78.6	$19.1	$507.1

(a)                                  Amount for the first quarter includes charges of $12.9 million ($9.7 million after tax) for restructuring and asset impairment.

Amount for the second quarter includes charges of $8.2 million ($4.2 million after tax and minority share owners’ interests) for restructuring and asset impairment.

Amount for the third quarter includes charges of $90.6 million ($79.7 million after tax) for restructuring and asset impairment. The effect of these charges is a reduction in earnings per share of $0.47.  Amount for the third quarter also includes a net benefit of $6.2 million ($4.6 million after minority share owners’ interests) related to tax legislation and restructuring in Europe.

Amount for the fourth quarter includes a charge of $21.6 million ($16.5 million after tax) for restructuring and asset impairment.

Amount for the fourth quarter includes expense of $39.5 million related to tax restructuring and other.

	2007 (b)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year to Date
Net sales - continuing operations	$1,684.0	$1,997.0	$1,928.4	$1,957.3	$7,566.7
Net sales - discontinued operations	188.3	200.9	65.8		455.0
Gross profit - continuing operations	$327.8	$429.4	$417.2	$420.9	$1,595.3
Gross profit - discontinued operations	44.0	47.7	19.8		111.5
Earnings from continuing operations (c)	55.3	153.8	75.6	129.6	414.3
Net earnings (loss) of discontinued operations	(2.1)	(4.1)	9.0		2.8
Gain (loss) on sale of discontinued operations			1,071.9	(33.4)	1,038.5

Net earnings	$53.2	$149.7	$1,156.5	$96.2	$1,455.6

(b)                                 Amounts related to the Company’s plastics packaging business have been reclassified to discontinued operations following as a result of the July 2007 sale of that business.

(c)                                  Amount for the second quarter includes a benefit of $13.5 million for the recognition of tax credits related to restructuring of investments in certain European operations.

Amount for the third quarter includes charges of $61.9 million ($55.1 million after tax) for restructuring and asset impairment.

Amount for the fourth quarter includes charges totaling $47.9 million ($37.8 million after tax) for the following: (1) $38.4 million ($29.0 million after tax) for restructuring and asset impairment; and (2) $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Owens-Illinois Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 17, 2009

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2009 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(i) Registrant

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

For the years ended December 31, 2008, 2007, and 2006

Consolidated Results of Operations
Consolidated Share Owner’s Equity
Consolidated Cash Flows

Notes to the Consolidated Financial Statements

Exhibit Index

Financial Statement Schedule

For the years ended December 31, 2008, 2007, and 2006:

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

4.3	—

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

4.6	—

Indenture, dated as of January 24, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form S-4 dated April 5, 2002, File No. 333-85690, and incorporated herein by reference).

4.7	—

First Supplemental Indenture, dated as of January 24, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form S-4 dated April 5, 2002, File No. 333-85690, and incorporated herein by reference).

4.8	—

Second Supplemental Indenture, dated as of August 5, 2002, among Owens-Brockway Glass Container, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group Inc.’s Form 10-Q for the quarter ended September 30, 2002, File No. 33-13061, and incorporated herein by reference).

4.9	—

Third Supplemental Indenture, dated as of November 13, 2002, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.’s Form S-4 dated February 14, 2003, File No. 333-103263, and incorporated herein by reference).

4.10	—

Fourth Supplemental Indenture, dated as of May 6, 2003, among Owens-Brockway Glass Container Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 33-13061, and incorporated herein by reference).

4.11	—

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

4.12	—

Second Amendment to Credit Agreement and Consent, dated June 11, 2007 (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s Form 8-K dated June 11, 2007, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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

12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
24	—	Owens-Illinois Group Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

*                 Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)              Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2008 and 2007, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2008, 2007 and 2006.

2)              Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2008 and 2007, and the related statements of operations, net parent investment, and cash flows for the years ended December 31, 2008, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension plans and other postretirement plans in 2006.

/s/ Ernst & Young LLP

Toledo, Ohio
February 17, 2009

CONSOLIDATED RESULTS OF OPERATIONS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006

Net sales	$7,884.7	$7,566.7	$6,692.4
Manufacturing, shipping, and delivery	(6,212.3)	(5,968.6)	(5,529.6)
Gross profit	1,672.4	1,598.1	1,162.8

Selling and administrative	(440.7)	(401.5)	(410.2)
Research, development, and engineering	(66.7)	(65.8)	(49.0)
Net intercompany interest	(32.3)	4.0	3.0
Other interest expense	(205.3)	(360.2)	(404.6)
Other expense	(149.2)	(142.3)	(55.0)
Other income	111.9	92.4	86.5

Earnings before items below	890.1	724.7	333.5
Provision for income taxes	(223.8)	(139.1)	(138.8)
Minority share owners’ interests in earnings of subsidiaries	(70.2)	(59.5)	(43.7)

Net earnings	$596.1	$526.1	$151.0

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc.

Dollars in millions

December 31,	2008	2007

Assets
Current assets:
Cash, including time deposits of $307.5 ($154.4 in 2007)	$397.9	$401.9
Receivables including amount from related parties of $3.8 ($3.8 in 2007), less allowances of $38.1 ($35.1 in 2007) for losses and discounts	988.2	1,201.1
Inventories	999.1	1,020.3
Prepaid expenses	46.8	35.1

Total current assets	2,432.0	2,658.4
Other assets:
Equity investments	101.7	79.9
Repair parts inventories	132.5	155.8
Prepaid pension		58.1
Deposits, receivables, and other assets	418.3	418.0
Goodwill	2,207.5	2,428.1

Total other assets	2,860.0	3,139.9
Property, plant, and equipment:
Land, at cost	243.3	261.7
Buildings and equipment, at cost:
Buildings and building equipment	1,021.9	1,070.7
Factory machinery and equipment	4,339.0	4,742.1
Transportation, office, and miscellaneous equipment	96.9	114.9
Construction in progress	194.2	146.7
	5,895.3	6,336.1
Less accumulated depreciation	3,292.9	3,431.9
Net property, plant, and equipment	2,602.4	2,904.2
Total assets	$7,894.4	$8,702.5

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc. (continued)

Dollars in millions

December 31,	2008	2007

Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$375.6	$435.6
Accounts payable including amount to related parties of $7.1 ($9.3 in 2007)	811.8	926.5
Salaries and wages	138.2	176.3
U.S. and foreign income taxes	152.4	118.7
Other accrued liabilities	295.2	311.4
Long-term debt due within one year	18.2	15.2

Total current liabilities	1,791.4	1,983.7

External long-term debt	2,413.1	2,494.1

Deferred taxes	117.5	147.2

Other liabilities	729.8	701.0

Minority share owners’ interests	253.2	252.2

Net Parent investment:
Investment by and advances from Parent	2,798.6	2,769.1
Accumulated other comprehensive loss	(209.2)	355.2

Total net Parent investment	2,589.4	3,124.3

Total liabilities and net Parent investment	$7,894.4	$8,702.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006

Investment by and advances to Parent
Balance at beginning of year	$2,769.1	$1,287.2	$1,313.9
Net intercompany transactions	(566.6)	955.8	(177.7)
Net earnings	596.1	526.1	151.0

Balance at end of year	$2,798.6	$2,769.1	$1,287.2

Accumulated other comprehensive loss
Balance at beginning of year	$355.2	$(4.5)	$(215.3)
Foreign currency translation adjustments	(431.9)	305.3	284.9
Change in minimum pension liability, net of tax			22.6
Employee benefit plans, net of tax	(99.6)	26.2	(47.4)
Change in fair value of certain derivative instruments, net of tax	(32.9)	28.2	(49.3)

Balance at end of year	$(209.2)	$355.2	$(4.5)

Total net Parent investment	$2,589.4	$3,124.3	$1,282.7

Total comprehensive income
Net earnings	$596.1	$526.1	$151.0
Foreign currency translation adjustments	(431.9)	305.3	284.9
Change in minimum pension liability, net of tax	—	—	22.6
Employee benefit plans, net of tax	(99.6)	26.2
Change in fair value of certain derivative instruments, net of tax	(32.9)	28.2	(49.3)

Total comprehensive income	$31.7	$885.8	$409.2

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006
Operating activities:
Net earnings	$596.1	$526.1	$151.0
Non-cash charges (credits):
Depreciation	427.5	419.7	426.5
Amortization of deferred costs	32.7	36.1	32.6
Deferred tax provision (credit)	10.6	(5.6)	25.4
Restructuring and asset impairment	133.3	100.3	27.5
Reverse non-U.S. deferred tax valuation allowance net of restructuring charges			(5.7)
Goodwill impairment
Curtailment of postretirement benefits in The Netherlands			(15.9)
Other	53.4	(20.7)	20.7
Change in non-current operating assets	8.7	6.4	(10.1)
Change in non-current liabilities	(88.1)	(23.8)	(52.1)
Change in components of working capital	(190.1)	26.2	(221.7)
Cash provided by operating activities	984.1	1,064.7	378.2
Investing activities:
Additions to property, plant, and equipment	(360.9)	(290.4)	(271.5)
Advances to equity affiliate - net	(1.6)
Collections on accounts receivable arising from consolidation of receivables securitization program			127.3
Net cash proceeds from divestitures and other	3.0	14.1	13.6
Cash utilized in investing activities	(359.5)	(276.3)	(130.6)
Financing activities:
Additions to long-term debt	686.4	406.4	1,206.5
Repayments of long-term debt	(695.4)	(2,092.2)	(1,341.7)
Increase (decrease) in short-term loans	(20.6)	(21.5)	158.9
Net change in intercompany debt	(530.9)	1,032.8	(266.9)
Net receipts (payments) for hedging activity	(45.2)	0.7	(6.8)
Payment of finance fees		(6.3)	(12.3)
Cash utilized in financing activities	(605.7)	(680.1)	(262.3)
Effect of exchange rate fluctuations on cash	(22.9)	51.8	12.6
Increase (decrease) in cash	(4.0)	160.1	(2.1)
Cash at beginning of year	401.9	241.8	243.9
Cash at end of year	$397.9	$401.9	$241.8

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

Intangible Assets and Other Long-Lived Assets  Intangible assets are amortized over the expected useful life of the asset.  Amortization expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

In December 2008, the FASB issued a FASB Staff Position on Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 requires additional disclosures about the fair value of postretirement benefit plan assets to provide users of financial statements with useful, transparent and timely information about the asset portfolios.  FSP FAS No. 132(R)-1 is effective for years ending after December 15, 2009.  Adoption of FSP FAS No. 132(R)-1 will have no impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

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

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.  Shares granted to the directors after 2007 vest after one year.

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

Accounting

OI Inc. adopted the provisions of FAS No. 123R “Share-Based Payment” (FAS No. 123R) effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

As discussed in Note 11, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2008	2007	2006

Decrease (increase) in current assets:
Receivables	$73.8	$(30.1)	$(173.9)
Inventories	(77.8)	70.5	(36.8)
Prepaid expenses	(7.0)	6.8	2.4
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(166.7)	(13.5)	(28.1)
Salaries and wages	(18.8)	24.9	(13.8)
U.S. and foreign income taxes	6.4	(32.4)	28.5

	$(190.1)	$26.2	$(221.7)

Interest paid in cash, including note repurchase premiums in 2007 and 2006, aggregated $209.3 million for 2008, $390.3 million for 2007, and $380.0 million for 2006.

Income taxes paid (received) in cash were as follows:

	2008	2007	2006

Domestic	$(0.3)	$0.2	$(0.4)
Foreign	158.4	149.2	126.8

	$158.1	$149.4	$126.4

3.  Inventories   Major classes of inventory are as follows:

	2008	2007

Finished goods	$831.7	$861.1
Work in process	0.8	1.4
Raw materials	109.8	90.5
Operating supplies	56.8	67.3

	$999.1	$1,020.3

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $32.5 million and $29.1 million, at December 31, 2008 and 2007, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2008 and 2007 were approximately $861.4 million and $872.8 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2008	2007

At end of year:
Equity in undistributed earnings:
Foreign	$35.4	$22.4
Domestic	15.2	18.7
Total	$50.6	$41.1

	2008	2007	2006

For the year:
Equity in earnings:
Foreign	$14.1	$5.3	$2.0
Domestic	36.7	28.8	21.4

Total	$50.8	$34.1	$23.4
Dividends received	$24.5	$21.7	$43.5

Summarized combined financial information for equity associates is as follows:

	2008	2007 (a)

At end of year:
Current assets	$208.3	$191.3
Non-current assets	325.9	302.4
Total assets	534.2	493.7

Current liabilities	167.5	117.0
Other liabilities and deferred items	182.5	265.5
Total liabilities and deferred items	350.0	382.5

Net assets	$184.2	$111.2

	2008	2007 (a)	2006

For the year:
Net sales	$635.8	$535.9	$564.0

Gross profit	$227.5	$176.5	$132.2

Net earnings	$153.9	$112.4	$69.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 43.5% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda

Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2008 and 2007:

	2008	2007

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$18.7	$—
Term Loans:
Term Loan A (225.0 million AUD at Dec. 31, 2008)	155.7	198.1
Term Loan B	191.5	191.5
Term Loan C (110.8 million CAD at Dec. 31, 2008)	90.9	113.2
Term Loan D (€191.5 million at Dec. 31, 2008)	269.6	281.8
Senior Secured Notes:
8.875%, due 2009
7.75%, due 2011
8.75%, due 2012
Senior Notes:
8.25%, due 2013	461.1	450.3
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	316.8	331.1
6.875%, due 2017 (€300 million)	422.4	441.5
Other	104.6	101.8

	2,431.3	2,509.3
Less amounts due within one year	18.2	15.2

External long-term debt	$2,413.1	$2,494.1

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2008 the Company’s subsidiary borrowers had unused credit of $768.4 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments and acquisitions, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make certain asset sales within guidelines and limits, make capital expenditures beyond a certain threshold, engage in material transactions with shareholders and affiliates, participate in sale and leaseback financing arrangements, alter its fundamental business, amend certain outstanding debt obligations, and prepay certain outstanding debt obligations.

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement. The Leverage Ratio could restrict the ability of the Company to undertake additional financing to the extent that such financing would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default or event of default under the Agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

The Leverage Ratio also determines pricing under the Agreement. The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement. These rates include a margin linked to the Leverage Ratio and the borrowers’ senior secured debt rating. The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio. The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2008 was 4.07%.

As of December 31, 2008, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.0 billion. Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries. All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

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

During October 2006, the Company entered into a €300 million European accounts receivable securitization program. The program extends through October 2011, subject to annual renewal of backup credit lines. In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 100 million Australian dollars and 25 million New Zealand dollars that extends through July 2009 and October 2009, respectively. Information related to the Company’s accounts receivable securitization program is as follows:

	Dec. 31,	Dec. 31,
	2008	2007

Balance (included in short-term loans)	$293.7	$361.8

Weighted average interest rate	5.31%	5.48%

The Company capitalized $25.6 million and $27.0 million in 2008 and 2007, respectively, under capital lease obligations with the related financing recorded as long term debt. These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2013 are as follows:  2009, $18.2 million; 2010, $19.0 million; 2011, $159.0 million; 2012, $152.4 million; and 2013, $930.7 million.

Fair values at December 31, 2008, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value	Hedge Value
	(millions of	Market	(millions of	(millions of
	dollars)	Price	dollars)	dollars)

Senior Notes:
8.25%, due 2013	$450.0	96.00	$432.0	$461.1
6.75%, due 2014	400.0	92.75	371.0
6.75%, due 2014 (€225 million)	316.8	77.63	245.9
6.875%, due 2017 (€300 million)	422.4	74.13	313.1

6. Guarantees of Debt  OI Group and the Company guarantee OI Inc.’s senior notes and debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $462.6 at December 31, 2008.

7. Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $95.4 million in 2008, $87.4 million in 2007, and $75.7 million in 2006. Minimum future rentals under operating leases are as follows:  2009, $45.5 million; 2010, $34.4 million; 2011, $22.6 million; 2012, $14.6 million; 2013, $7.4 million; and 2014 and thereafter, $7.4 million.

8. Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $0.6 million in 2008, $(8.1) million in 2007, and $(1.0) million in 2006.

9. Derivative Instruments  At December 31, 2008, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $500 million that mature in 2010 and 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at December 31, 2008:

		Average		Asset
	Amount	Receive	Average	(Liability)
	Hedged	Rate	Spread	Recorded

OI Inc. public notes swapped by the company through intercompany loans:

Senior Debentures due 2010	250.0	7.50%	3.2%	9.4

Notes issued by OBGC:

Senior Notes due 2013	250.0	8.25%	3.7%	11.1

Total	$500.0			$20.5

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2008, the Company had entered into commodity futures contracts for approximately 50% (approximately 10,200,000 MM BTUs) of its estimated North American usage requirements for the full year of 2009 and approximately 1% (approximately 240,000 MM BTUs) for the full year of 2010.

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

The above futures contracts are accounted for as cash flow hedges at December 31, 2008.

At December 31, 2008, an unrecognized loss of $31.8 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2008 was not material.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

			Change in	Change in		Total
	Net Effect of	Deferred Tax	Minimum	Certain	Employee	Accumulated
	Exchange Rate	Effect for	Pension	Derivative	Benefit	Comprehensive
	Fluctuations	Translation	Liability	Instruments	Plans	Income (Loss)
Balance on Jan. 1, 2006	$(97.0)	$12.8	$(145.5)	$14.4	$—	$(215.3)
2006 Change	284.9		55.0	(49.3)	(71.0)	219.6
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		23.6	8.8
Balance on Dec. 31, 2006	187.9	12.8	(122.9)	(34.9)	(47.4)	(4.5)
2007 Change	305.3			28.2	41.5	375.0
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)	—
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	493.2	12.8	—	(4.5)	(146.3)	355.2
2008 Change	(431.9)			(32.9)	(200.8)	(665.6)
Translation effect					46.1	46.1
Tax effect					55.1	55.1
Balance on Dec. 31, 2008	$61.3	$12.8	$—	$(37.4)	$(245.9)	$(209.2)

For 2008 and 2007, respectively, foreign currency translation adjustments include a loss of approximately $19.9 million and $35.1 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

11. Income Taxes   Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Tax loss carryovers	$233.5	$242.1
Capital loss carryovers	23.7	32.7
Accrued postretirement benefits	20.2	24.4
Other, principally accrued liabilities	190.0	195.5
Total deferred tax assets	467.4	494.7

Deferred tax liabilities:
Property, plant and equipment	143.9	221.8
Inventory	13.4	20.0
Other	46.1	49.7
Total deferred tax liabilities	203.4	291.5
Valuation allowance	(255.4)	(213.9)
Net deferred tax liabilities	$8.6	$(10.7)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007

Prepaid expenses	$24.8	$11.8
Deposits, receivables, and other assets	101.3	124.7
Deferred taxes	(117.5)	(147.2)

Net deferred tax liabilities	$8.6	$(10.7)

The provision for income taxes consists of the following:

	2008	2007	2006

Current:
U.S. Federal	$(0.4)	$—	$—
State	0.6	0.4	0.3
Foreign	213.0	144.3	113.1
	213.2	144.7	113.4

Deferred:
U.S. Federal	4.0	0.3	12.9
State	(3.2)	(4.0)	(3.6)
Foreign	9.8	(1.9)	16.1
	10.6	(5.6)	25.4

Total:
U.S. Federal	3.6	0.3	12.9
State	(2.6)	(3.6)	(3.3)
Foreign	222.8	142.4	129.2

	$223.8	$139.1	$138.8

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2008	2007	2006

Domestic	$191.2	$37.4	$(119.1)
Foreign	698.9	687.3	452.6

	$890.1	$724.7	$333.5

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2008	2007	2006

Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$311.5	$253.7	$116.7
Increase (decrease) in provision for income taxes due to:

Valuation allowance - U.S.	(53.7)	(538.3)	46.5
Foreign subsidiary ownership restructuring and incentives	35.1	535.9	30.8
Foreign source income taxable in the U.S.	11.3	29.3	1.8
Reversal of non-U.S. tax valuation allowance	—	(13.4)	(34.7)
Foreign tax credit utilization	—	(47.9)
State taxes, net of federal benefit	(1.3)	(4.8)	(0.3)
Rate differences on non-U.S. earnings	(55.3)	(65.8)	(22.1)
Adjustment for non-U.S. tax law changes	(20.1)	(9.9)	(1.6)
Other items	(3.7)	0.3	1.7

Provision for income taxes	$223.8	$139.1	$138.8

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

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2015.

The Company is included in OI Inc.’s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2008, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,583.2 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

As a result of the adoption of FIN 48, the Company recognized no adjustment to retained earnings for unrecognized income tax benefits. The Company reclassified $28.5 million of deferred tax assets related to general business credits and net operating losses that were previously offset by a full valuation allowance to the liability for unrecognized income tax benefits. This balance sheet reclassification had no effect on share owners’ equity. In connection with the adoption of FIN 48, the Company is maintaining its historical method of accruing interest and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2008:

	2008	2007
Balance at January 1	$53.0	$45.8
Additions for tax positions of prior years	51.2	0.1
Reductions for tax positions of prior years	(2.1)	(2.5)
Additions based on tax positions related to the current year	6.1	11.0
Reductions due to the lapse of the applicable statute of limitations	(3.1)	(1.4)
Reductions due to settlements	(2.0)	—
Balance at December 31	$103.1	$53.0

At December 31, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $14.5 million and $3.9 million, respectively. Tax expense for the year ended December 31, 2008 includes interest and penalties of $5.4 million on unrecognized tax benefits for prior years.

The unrecognized tax benefit liability, including interest and penalties, as of December 31, 2008 and December 31, 2007 was $117.6 million and $56.9 million respectively. Approximately $72.7 million and $41.1 million as of December 31, 2008 and December 31, 2007, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table above because of the unrecognized tax benefits that would result in the utilization of certain tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization.

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

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2008	2007	2006
Revenues:
Sales to affiliated companies	$—	$0.3	$0.5

Expenses:
Administrative services	15.0	19.5	25.5
Corporate management fee	60.9	29.1	27.1
Trademark royalties	19.9
Total expenses	$95.8	$48.6	$52.6

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2008	2007	2006
Cost of sales	$0.9	$16.9	$22.6
Selling, general, and adminstrative expenses	94.9	31.7	30.0
Total expenses	$95.8	$48.6	$52.6

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc.’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (6.3% at December 31, 2008) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

13. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the

Company’s allocated portion of the domestic pension costs amounted to $39.9 million in 2008, $23.0 million in 2007, and $7.7 million in 2006.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $6.0 million in 2008, $5.7 million in 2007, and $5.5 million in 2006.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees. The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2008	2007

Obligations at beginning of year	$1,617.1	$1,544.4

Change in benefit obligations:
Service cost	22.0	25.0
Interest cost	82.9	78.8
Actuarial gain, including the effect of change in discount rates	(52.7)	(92.1)
Participant contributions	8.8	10.0
Benefit payments	(89.4)	(85.5)
Plan amendments		(3.5)
Curtailments	(9.5)	(2.6)
Special termination benefits	4.4
Foreign currency translation	(284.2)	136.4
Other		6.2

Net change in benefit obligations	(317.7)	72.7

Obligations at end of year	$1,299.4	$1,617.1

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2008	2007

Fair value at beginning of year	$1,376.8	$1,253.3

Change in fair value:
Actual gain (loss) on plan assets	(220.6)	24.4
Benefit payments	(89.4)	(85.5)
Employer contributions	60.1	59.6
Participant contributions	8.8	10.0
Foreign currency translation	(213.7)	115.0

Net change in fair value of assets	(454.8)	123.5

Fair value at end of year	$922.0	$1,376.8

The funded status of the International Pension Plans at year end was as follows:

	2008	2007

Plan assets at fair value	$922.0	$1,376.8
Projected benefit obligations	1,299.4	1,617.1

Plan assets less than projected benefit obligations	(377.4)	(240.3)
Items not yet recognized in pension expense:
Actuarial loss	362.9	212.0
Prior service credit	(15.1)	(14.7)

	347.8	197.3

Net amount recognized	$(29.6)	$(43.0)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007

Prepaid pension	$—	$58.1
Current pension liability, included with Other accrued liabilities	(7.2)	(8.5)
Noncurrent pension liability, included with Pension benefits	(370.2)	(289.9)
Accumulated other comprehensive income	347.8	197.3

Net amount recognized	$(29.6)	$(43.0)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2008 as follows:

		Tax
	Pretax	Effect	After-tax

Current year actuarial (gain) loss	$226.7	$(62.2)	$164.5
Amortization of actuarial loss	(5.2)	1.1	(4.1)
Amortization of prior service credit	0.6	(0.1)	0.5
Curtailment	(8.5)	2.4	(6.1)

	213.6	(58.8)	154.8
Translation			(44.9)

	$213.6	$(58.8)	$109.9

The accumulated benefit obligation for all defined benefit pension plans was $1,463.8 million and $1,129.5 million at December 31, 2007 and 2008, respectively.

The components of the International Pension Plans’ net pension expense were as follows:

	2008	2007	2006

Service cost	$21.9	$25.0	$28.1
Interest cost	82.9	78.8	69.1
Expected asset return	(96.5)	(94.5)	(81.5)
Curtailment loss	0.1	0.1
Special termination benefit	4.4
Other	(1.1)	5.2

Amortization:
Prior service cost (credit)	(0.6)	(0.1)	0.2
Loss	5.2	11.4	15.8

Net amortization	4.6	11.3	16.0

Net expense	$16.3	$25.9	$31.7

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2009:

Amortization:
Loss	$5.2
Prior service credit	(0.8)

Net amortization	$4.4

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2008	2007

Projected benefit obligations	$1,299.4	$1,114.6
Fair value of plan assets	922.0	816.1

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2008	2007

Accumulated benefit obligations	$1,129.5	$1,008.3
Fair value of plan assets	922.0	816.1

The weighted average assumptions used to determine benefit obligations were as follows:

	2008	2007

Discount rate	5.88%	5.46%
Rate of compensation increase	2.65%	3.39%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2008	2007	2006

Discount rate	5.46%	4.92%	4.57%
Rate of compensation increase	3.39%	3.34%	3.78%
Expected long-term rate of return on assets	6.96%	7.16%	7.15%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

For 2008, the Company’s weighted average expected long-term rate of return on assets was 6.96%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2007), which was in line with the expected long-term rate of return assumption for 2008.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

	Actual Allocation		Target Allocation
Asset Category	2008	2007	Ranges

Equity securites	31%	63%	28-38%
Debt securities	56%	28%	44-54%
Real estate	5%	5%	0-10%
Other	8%	4%	8-18%
Total	100%	100%

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

Based on exchange rates at the end of 2008, the Company expects to contribute approximately $70 million to $75 million to its defined benefit pension plans in 2009.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2009	97.0
2010	70.0
2011	70.0
2012	74.0
2013	76.9
2014 - 2018	400.2

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $5.8 million, $8.1 million, and $14.7 million, at December 31, 2008, 2007, and 2006, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2008	2007

Obligations at beginning of year	$95.0	$76.9

Change in benefit obligations:
Service cost	1.2	1.3
Interest cost	4.5	4.0
Actuarial (gain) loss, including the effect of changing discount rates	(11.9)	2.5
Curtailments	(2.9)	(0.8)
Special termination benefits	0.9
Benefit payments	(3.1)	(3.3)
Foreign currency translation	(16.7)	14.4
Net change in benefit obligations	(28.0)	18.1
Obligations at end of year	$67.0	$95.0

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2008	2007

Postretirement benefit obligations	$67.0	$95.0

Items not yet recognized in net postretirement benefit cost:
Actuarial gain	6.8	(7.3)
Net amount recognized	$73.8	$87.7

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007

Current nonpension postretirement benefit, included with Other accrued liabilities	$(3.1)	$(3.7)
Nonpension postretirement benefits	(63.9)	(91.3)
Accumulated other comprehensive income	(6.8)	7.3
Net liability recognized	$(73.8)	$(87.7)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2008 as follows:

	Pretax	Tax Effect	After-tax

Current year actuarial loss	$(10.4)	$3.0	$(7.4)
Amortization of actuarial loss	0.1		0.1
Curtailment	(2.5)	0.7	(1.8)
	(12.8)	3.7	(9.1)
Translation			(1.2)
	$(12.8)	$3.7	$(10.3)

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2008	2007	2006

Service cost	$1.2	$1.3	$1.9
Interest cost	4.5	4.0	4.2
Curtailment			(15.9)
Special termination benefit	0.9
Other	0.1		0.6

Amortization:
Gain	(0.1)	(0.3)	(1.0)

Net postretirement benefit cost	$6.6	$5.0	$(10.2)

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.4% and 4.8% at December 31, 2008 and 2007, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 4.8% at December 31, 2008, 5.2% at December 31, 2007, and 4.8% at December 31, 2006.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2008	2007
Health care cost trend rate assumed for next year	9.00%	9.65%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	4.82%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$0.9	$0.7
Effect on accumulated postretirement benefit obligations	9.3	7.7

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount

2009	$3.1
2010	3.4
2011	3.7
2012	4.1
2013	4.4
2014 - 2018	25.9

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.9 million in 2008, $7.4 million in 2007, and $6.6 million in 2006.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.  Other Income   Other income in 2006 includes a gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands.

15.  Other Expense Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132.4 million ($110.1 million after tax and minority shareowners’ interests), for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 16 for additional information.

Other costs and expenses for the year ended December 31, 2007 included the following:

•                  In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million ($43.9 million after tax) recorded in 2007 with an additional $0.9 million (before and after tax) recorded in the first quarter of 2008.

•                  The Company recorded charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 16 for additional information.

Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $27.5 million ($25.6 million after tax), principally related to the closing of its Godfrey, Illinois machine parts manufacturing operation.

16.  Restructuring Accruals   Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007 and 2008 charges, amounting to $187.7 million ($150.3 million after tax and minority shareowners’ interests) and approximately 1,800 jobs and corresponding reduction in the Company’s workforce, reflect the decisions reached through December 31, 2008 in the Company’s ongoing strategic review of its global manufacturing footprint commenced in mid-2007.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

2007

During the third and fourth quarters of 2007, the Company recorded restructuring charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment in Europe and North America.

As a result of its strategic review, the Company decided to curtail selected production capacity.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired.  As a result, those assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.

2008

During 2008, the Company recorded restructuring charges totaling $132.4 million ($110.1 million after tax and minority share owners’ interests).  The 2008 charges consisted primarily of $85.5 million for the closure of two Canadian plants with additional charges across all segments as well as in Retained Corporate Costs and Other.

As a continuation of the Company’s strategic review in 2008, the Company decided to curtail and realign selected production capacity and other activities across all segments as well as in Retained Corporate Costs and Other.  Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired.  As a result, those assets were written down to the extent their carrying amounts exceeded fair value.  The curtailment of plant capacity and realignment of selected operations will result in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.  The Company accrued certain employee separation costs, plant clean up, and other exit costs.

Probable cash expenditures for the 2007 and 2008 charges are expected to total approximately $110 million.  The Company expects that the majority of these costs will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Total restructuring accrual at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Remaining restructuring accrual as of December 31, 2008	$47.6	$—	$16.3	$63.9

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2008 activity translated from Euros into dollars at the December 31, 2008 exchange rate:

Remaining European restructuring accrual as of January 1, 2006	$80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	27.7
Net cash paid, principally severance and related benefits	(6.1)
Other, principally foreign exchange translation	(4.8)
Remaining European restructuring accrual as of December 31, 2008	$16.8

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

18.  Segment Information  The Company has four reportable segments based on its four geographic locations:  (1) North America; (2) Europe; (3) Asia Pacific; (4) South America.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Beginning in 2008, the OI Inc. revised its method of allocating corporate expenses.  OI Inc. decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net effect of these changes on periods prior to 2008.

Financial information regarding the Company’s reportable segments is as follows:

	2008	2007	2006
Net Sales:
Europe	$3,497.8	$3,298.7	$2,846.6
North America	2,209.7	2,271.3	2,110.4
South America	1,135.9	970.7	796.5
Asia Pacific	964.1	934.3	804.9
Reportable segment totals	7,807.5	7,475.0	6,558.4
Other	77.2	91.7	134.0
Net sales	$7,884.7	$7,566.7	$6,692.4

	2008	2007	2006
Segment Operating Profit:
Europe	$477.8	$433.0	$249.6
North America	185.2	265.1	187.3
South America	331.0	254.9	195.0
Asia Pacific	162.8	154.0	102.9
Reportable segment totals	1,156.8	1,107.0	734.8

Items excluded from Segment Operating Profit:
Other	68.1	47.3	10.0
Restructuring and asset impairments	(133.3)	(100.3)	(27.5)
CEO and other transition charges			(6.0)
Curtailment of postretirement benefits in The Netherlands			15.9
Mark to market effect of natural gas hedge contracts			(8.7)

Interest income	36.1	26.9	16.6
Interest expense	(237.6)	(356.2)	(401.6)
Earnings before income taxes and minority share owners’ interests in earnings of subsidiaries	$890.1	$724.7	$333.5

					Total
	North		Asia	South	Reportable		Consolidated
	America	Europe	Pacific	America	Segments	Other	Totals
Total assets:
2008	$1,792.3	$3,758.4	$1,239.6	$976.2	$7,766.5	$127.9	$7,894.4
2007	1,936.0	4,124.1	1,558.1	965.7	8,583.9	94.6	8,678.5
2006	1,765.7	3,838.0	1,454.4	765.7	7,823.8	307.8	8,131.6
Equity earnings:
2008	$12.6	$14.1	$—	$—	$26.7	$24.1	$50.8
2007	10.4	8.0		(2.7)	15.7	18.4	34.1
2006	10.5	6.9		(4.8)	12.6	10.8	23.4
Capital expenditures (1):
2008	$90.5	$151.9	$57.6	$57.3	$357.3	3.6	$360.9
2007	65.9	129.2	42.0	51.1	288.2	2.2	290.4
2006	57.8	105.4	47.8	59.2	270.2	1.3	271.5
Depreciation and amortization expense:
2008	$98.7	$222.0	$80.4	$56.5	$457.6	$2.6	$460.2
2007	107.3	210.3	81.7	54.3	453.6	2.2	455.8
2006	110.2	203.3	81.4	56.3	451.2	7.9	459.1

(1)  Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Foreign	Total

2008	$636.3	$1,966.1	$2,602.4
2007	633.1	2,271.1	2,904.2
2006	668.4	2,172.8	2,841.2

The Company’s net sales by geographic segment are as follows:

	United
	States	Foreign	Total

2008	$1,894.8	$5,989.9	$7,884.7
2007	1,920.6	5,646.1	7,566.7
2006	1,787.6	4,904.8	6,692.4

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2008 - 10.7%, 2007 - 10.1%) and France (2008 - 14.7%, 2007 - 19.3%,  2006 - 19.3%).

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

20.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2006, 2007 and 2008 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2006	$747.5	$926.7	$470.8	$—	$14.7	$2,159.7
Translation effects	2.8	99.5	31.3			133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(28.7)	(9.2)			(0.2)	(38.1)
Balance as of December 31, 2006	721.6	1,017.0	502.1	—	14.5	2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	745.6	1,119.3	556.7	—	6.5	2,428.1
Translation effects	(28.8)	(58.2)	(123.1)		0.3	(209.8)
Other changes		(10.1)			(0.7)	(10.8)
Balance as of December 31, 2008	$716.8	$1,051.0	$433.6	$—	$6.1	$2,207.5

During the fourth quarters of 2008, 2007 and 2006, the Company completed its annual impairment testing and determined that no impairment existed.

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies the $0.4 net derivative liability as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of results of operations, net Parent investment, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension plans and other postretirement plans in 2006.

/s/ Ernst & Young LLP

Toledo, Ohio

February 17, 2009

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006

Net sales	$7,884.7	$7,566.7	$6,692.4
Manufacturing, shipping, and delivery	(6,212.3)	(5,968.6)	(5,529.6)
Gross profit	1,672.4	1,598.1	1,162.8

Selling and administrative	(440.7)	(401.5)	(410.2)
Research, development, and engineering	(66.7)	(65.8)	(49.0)
Net intercompany interest	(32.3)	4.0	3.0
Other interest expense	(205.3)	(360.2)	(404.6)
Other expense	(149.2)	(142.3)	(55.0)
Other income	111.9	92.4	86.5

Earnings before items below	890.1	724.7	333.5

Provision for income taxes	(223.8)	(139.1)	(138.8)

Minority share owners’ interests in earnings of subsidiaries	(70.2)	(59.5)	(43.7)
Net earnings	$596.1	$526.1	$151.0

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.

Dollars in millions

December 31,	2008	2007
Assets
Current assets:
Cash, including time deposits of $307.5 ($154.4 in 2007)	$397.9	$401.9
Receivables including amount from related parties of $3.8 ($3.8 in 2007), less allowances of $38.1($35.1 in 2007) for losses and discounts	988.2	1,201.1
Inventories	999.1	1,020.3
Prepaid expenses	46.8	35.1
Total current assets	2,432.0	2,658.4
Other assets:
Equity investments	101.7	79.9
Repair parts inventories	132.5	155.8
Prepaid pension		58.1
Deposits, receivables, and other assets	418.3	418.0
Goodwill	2,207.5	2,428.1
Total other assets	2,860.0	3,139.9
Property, plant, and equipment:
Land, at cost	243.3	261.7
Buildings and equipment, at cost:
Buildings and building equipment	1,021.9	1,070.7
Factory machinery and equipment	4,339.0	4,742.1
Transportation, office, and miscellaneous equipment	96.9	114.9
Construction in progress	194.2	146.7
	5,895.3	6,336.1
Less accumulated depreciation	3,292.9	3,431.9
Net property, plant, and equipment	2,602.4	2,904.2
Total assets	$7,894.4	$8,702.5

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Glass Container Inc. (continued)

Dollars in millions

December 31,	2008	2007
Liabilities and Net Parent Investment
Current liabilities:
Short-term loans	$375.6	$435.6
Accounts payable including amount to related parties of $7.1 ($9.3 in 2007)	811.8	926.5
Salaries and wages	138.2	176.3
U.S. and foreign income taxes	152.4	118.7
Other accrued liabilities	295.2	311.4
Long-term debt due within one year	18.2	15.2
Total current liabilities	1,791.4	1,983.7
External long-term debt	2,413.1	2,494.1
Deferred taxes	117.5	147.2
Other liabilities	729.8	701.0
Minority share owners’ interests	253.2	252.2
Net Parent investment:
Investment by and advances from Parent	2,798.6	2,769.1
Accumulated other comprehensive loss	(209.2)	355.2
Total net Parent investment	2,589.4	3,124.3
Total liabilities and net Parent investment	$7,894.4	$8,702.5

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED NET PARENT INVESTMENT   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006

Investment by and advances to Parent
Balance at beginning of year	$2,769.1	$1,287.2	$1,313.9
Net intercompany transactions	(566.6)	955.8	(177.7)
Net earnings	596.1	526.1	151.0
Balance at end of year	$2,798.6	$2,769.1	$1,287.2

Accumulated other comprehensive loss
Balance at beginning of year	$355.2	$(4.5)	$(215.3)
Foreign currency translation adjustments	(431.9)	305.3	284.9
Change in minimum pension liability, net of tax			22.6
Employee benefit plans, net of tax	(99.6)	26.2	(47.4)
Change in fair value of certain derivative instruments, net of tax	(32.9)	28.2	(49.3)
Balance at end of year	$(209.2)	$355.2	$(4.5)
Total net Parent investment	$2,589.4	$3,124.3	$1,282.7

Total comprehensive income
Net earnings	$596.1	$526.1	$151.0
Foreign currency translation adjustments	(431.9)	305.3	284.9
Change in minimum pension liability, net of tax	—	—	22.6
Employee benefit plans, net of tax	(99.6)	26.2
Change in fair value of certain derivative instruments, net of tax	(32.9)	28.2	(49.3)
Total comprehensive income	$31.7	$885.8	$409.2

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2008	2007	2006
Operating activities:
Net earnings	$596.1	$526.1	$151.0
Non-cash charges (credits):
Depreciation	427.5	419.7	426.5
Amortization of deferred costs	32.7	36.1	32.6
Deferred tax provision (credit)	10.6	(5.6)	25.4
Restructuring and asset impairment	133.3	100.3	27.5
Reverse non-U.S. deferred tax valuation allowance net of restructuring charges			(5.7)
Goodwill impairment
Curtailment of postretirement benefits in The Netherlands			(15.9)
Other	53.4	(20.7)	20.7
Change in non-current operating assets	8.7	6.4	(10.1)
Change in non-current liabilities	(88.1)	(23.8)	(52.1)
Change in components of working capital	(190.1)	26.2	(221.7)
Cash provided by operating activities	984.1	1,064.7	378.2
Investing activities:
Additions to property, plant, and equipment	(360.9)	(290.4)	(271.5)
Advances to equity affiliate - net	(1.6)
Collections on accounts receivable arising from consolidation of receivables securitization program			127.3
Net cash proceeds from divestitures and other	3.0	14.1	13.6
Cash utilized in investing activities	(359.5)	(276.3)	(130.6)
Financing activities:
Additions to long-term debt	686.4	406.4	1,206.5
Repayments of long-term debt	(695.4)	(2,092.2)	(1,341.7)
Increase (decrease) in short-term loans	(20.6)	(21.5)	158.9
Net change in intercompany debt	(530.9)	1,032.8	(266.9)
Net receipts (payments) for hedging activity	(45.2)	0.7	(6.8)
Payment of finance fees		(6.3)	(12.3)
Cash utilized in financing activities	(605.7)	(680.1)	(262.3)
Effect of exchange rate fluctuations on cash	(22.9)	51.8	12.6
Increase (decrease) in cash	(4.0)	160.1	(2.1)

Cash at beginning of year	401.9	241.8	243.9
Cash at end of year	$397.9	$401.9	$241.8

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

Intangible Assets and Other Long-Lived Assets  Intangible assets are amortized over the expected useful life of the asset.  Amortization expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Amortization expense related to non-manufacturing activities is included in selling and administrative and other. The Company evaluates the recoverability of intangible assets and other long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

In December 2008, the FASB issued a FASB Staff Position on Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 requires additional disclosures about the fair value of postretirement benefit plan assets to provide users of financial statements with useful, transparent and timely information about the asset portfolios.  FSP FAS No. 132(R)-1 is effective for years ending after December 15, 2009.  Adoption of FSP FAS No. 132(R)-1 will have no impact on the Company’s results of operations, financial position or cash flows.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

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

Restricted Shares

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.  Shares granted to the directors after 2007 vest after one year.

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

Accounting

OI Inc. adopted the provisions of FAS No. 123R “Share-Based Payment” (FAS No. 123R) effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

As discussed in Note 11, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2008	2007	2006

Decrease (increase) in current assets:
Receivables	$73.8	$(30.1)	$(173.9)
Inventories	(77.8)	70.5	(36.8)
Prepaid expenses	(7.0)	6.8	2.4
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(166.7)	(13.5)	(28.1)
Salaries and wages	(18.8)	24.9	(13.8)
U.S. and foreign income taxes	6.4	(32.4)	28.5
	$(190.1)	$26.2	$(221.7)

Interest paid in cash, including note repurchase premiums in 2007 and 2006, aggregated $209.3 million for 2008, $390.3 million for 2007, and $380.0 million for 2006.

Income taxes paid (received) in cash were as follows:

	2008	2007	2006

Domestic	$(0.3)	$0.2	$(0.4)
Foreign	158.4	149.2	126.8
	$158.1	$149.4	$126.4

3.  Inventories   Major classes of inventory are as follows:

	2008	2007

Finished goods	$831.7	$861.1
Work in process	0.8	1.4
Raw materials	109.8	90.5
Operating supplies	56.8	67.3
	$999.1	$1,020.3

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $32.5 million and $29.1 million, at December 31, 2008 and 2007, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs), or market at December 31, 2008 and 2007 were approximately $861.4 million and $872.8 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2008	2007

At end of year:
Equity in undistributed earnings:
Foreign	$35.4	$22.4
Domestic	15.2	18.7
Total	$50.6	$41.1

	2008	2007	2006

For the year:
Equity in earnings:
Foreign	$14.1	$5.3	$2.0
Domestic	36.7	28.8	21.4
Total	$50.8	$34.1	$23.4
Dividends received	$24.5	$21.7	$43.5

Summarized combined financial information for equity associates is as follows:

	2008	2007 (a)

At end of year:
Current assets	$208.3	$191.3
Non-current assets	325.9	302.4
Total assets	534.2	493.7

Current liabilities	167.5	117.0
Other liabilities and deferred items	182.5	265.5
Total liabilities and deferred items	350.0	382.5
Net assets	$184.2	$111.2

	2008	2007 (a)	2006
For the year:
Net sales	$635.8	$535.9	$564.0
Gross profit	$227.5	$176.5	$132.2
Net earnings	$153.9	$112.4	$69.4

(a) Amounts for 2007 exclude the Company’s Caribbean investment due to the impairment recorded during 2007.

The Company’s significant equity method investments include:  (1) 43.5% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda

Ash (Partners), a soda ash supplier; and (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer.

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2008 and 2007:

	2008	2007

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$18.7	$—
Term Loans:
Term Loan A (225.0 million AUD at Dec. 31, 2008)	155.7	198.1
Term Loan B	191.5	191.5
Term Loan C (110.8 million CAD at Dec. 31, 2008)	90.9	113.2
Term Loan D (€191.5 million at Dec. 31, 2008)	269.6	281.8
Senior Notes:
8.25%, due 2013	461.1	450.3
6.75%, due 2014	400.0	400.0
6.75%, due 2014 (€225 million)	316.8	331.1
6.875%, due 2017 (€300 million)	422.4	441.5
Other	104.6	101.8
	2,431.3	2,509.3
Less amounts due within one year	18.2	15.2
External long-term debt	$2,413.1	$2,494.1

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2008, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at December 31, 2008 the Company’s subsidiary borrowers had unused credit of $768.4 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments and acquisitions, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make certain asset sales within guidelines and limits, make capital expenditures beyond a certain threshold, engage in material transactions with shareholders and affiliates, participate in sale and leaseback financing arrangements, alter its fundamental business, amend certain outstanding debt obligations, and prepay certain outstanding debt obligations.

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing to the extent that such financing would cause the Leverage Ratio to exceed the specified maximum.

Failure to comply with these covenants and restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  A default or event of default under the Agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2008 was 4.07%.  As of December 31, 2008, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.0 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

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

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 100 million Australian dollars and 25 million New Zealand dollars that extends through July 2009 and October 2009, respectively.  Information related to the Company’s accounts receivable securitization program is as follows:

	Dec. 31, 2008	Dec. 31, 2007

Balance (included in short-term loans)	$293.7	$361.8

Weighted average interest rate	5.31%	5.48%

The Company capitalized $25.6 million and $27.0 million in 2008 and 2007, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2013 are as follows:  2009, $18.2 million; 2010, $19.0 million; 2011, $159.0 million; 2012, $152.4 million; and 2013, $930.7 million.

Fair values at December 31, 2008, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount (millions of dollars)	Indicated Market Price	Fair Value (millions of dollars)	Hedge Value (millions of dollars)
Senior Notes:
8.25%, due 2013	$450.0	96.00	$432.0	$461.1
6.75%, due 2014	400.0	92.75	371.0
6.75%, due 2014 (€225 million)	316.8	77.63	245.9
6.875%, due 2017 (€300 million)	422.4	74.13	313.1

6. Operating Leases Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $95.4 million in 2008, $87.4 million in 2007, and $75.7 million in 2006. Minimum future rentals under operating leases are as follows: 2009, $45.5 million; 2010, $34.4 million; 2011, $22.6 million; 2012, $14.6 million; 2013, $7.4 million; and 2014 and thereafter, $7.4 million.

7. Foreign Currency Transactions Aggregate foreign currency exchange gains (losses) included in other costs and expenses were $0.6 million in 2008, $(8.1) million in 2007, and $(1.0) million in 2006.

8. Derivative Instruments At December 31, 2008, the Company had the following derivative instruments related to its various hedging programs:

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a current total notional amount of $500 million that mature in 2010 and 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at December 31, 2008:

	Amount Hedged	Average Receive Rate	Average Spread	Asset (Liability) Recorded
OI Inc. public notes swapped by the company through intercompany loans:
Senior Debentures due 2010	250.0	7.50%	3.2%	9.4
Notes issued by OBGC:
Senior Notes due 2013	250.0	8.25%	3.7%	11.1
Total	$500.0			$20.5

Commodity Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2008, the Company had entered into commodity futures contracts for approximately 50% (approximately 10,200,000 MM BTUs) of its estimated North American usage requirements for the full year of 2009 and approximately 1% (approximately 240,000 MM BTUs) for the full year of 2010.

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

The above futures contracts are accounted for as cash flow hedges at December 31, 2008.

At December 31, 2008, an unrecognized loss of $31.8 million (pretax and after tax), related to the domestic commodity futures contracts, was included in OCI, which will be reclassified into earnings over the next twelve months. The ineffectiveness related to these natural gas hedges for the year ended December 31, 2008 was not material.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Minimum Pension Liability	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2006	$(97.0)	$12.8	$(145.5)	$14.4	$—	$(215.3)
2006 Change	284.9		55.0	(49.3)	(71.0)	219.6
Translation effect			(17.6)			(17.6)
Tax effect			(14.8)		23.6	8.8
Balance on Dec. 31, 2006	187.9	12.8	(122.9)	(34.9)	(47.4)	(4.5)
2007 Change	305.3			28.2	41.5	375.0
Translation effect					(6.7)	(6.7)
Reclass			122.9	2.2	(125.1)	—
Tax effect					(8.6)	(8.6)
Balance on Dec. 31, 2007	493.2	12.8	—	(4.5)	(146.3)	355.2
2008 Change	(431.9)			(32.9)	(200.8)	(665.6)
Translation effect					46.1	46.1
Tax effect					55.1	55.1
Balance on Dec. 31, 2008	$61.3	$12.8	$—	$(37.4)	$(245.9)	$(209.2)

For 2008 and 2007, respectively, foreign currency translation adjustments include a loss of approximately $19.9 million and $35.1 million related to a hedge of the Company’s net investment in a non-U.S. subsidiary.

10. Income Taxes Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Tax loss carryovers	$233.5	$242.1
Capital loss carryovers	23.7	32.7
Accrued postretirement benefits	20.2	24.4
Other, principally accrued liabilities	190.0	195.5
Total deferred tax assets	467.4	494.7

Deferred tax liabilities:
Property, plant and equipment	143.9	221.8
Inventory	13.4	20.0
Other	46.1	49.7

Total deferred tax liabilities	203.4	291.5
Valuation allowance	(255.4)	(213.9)
Net deferred tax liabilities	$8.6	$(10.7)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007

Prepaid expenses	$24.8	$11.8
Deposits, receivables, and other assets	101.3	124.7
Deferred taxes	(117.5)	(147.2)

Net deferred tax liabilities	$8.6	$(10.7)

The provision for income taxes consists of the following:

	2008	2007	2006
Current:
U.S. Federal	$(0.4)	$—	$—
State	0.6	0.4	0.3
Foreign	213.0	144.3	113.1
	213.2	144.7	113.4
Deferred:
U.S. Federal	4.0	0.3	12.9
State	(3.2)	(4.0)	(3.6)
Foreign	9.8	(1.9)	16.1
	10.6	(5.6)	25.4
Total:
U.S. Federal	3.6	0.3	12.9
State	(2.6)	(3.6)	(3.3)
Foreign	222.8	142.4	129.2
	$223.8	$139.1	$138.8

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

	2008	2007	2006
Domestic	$191.2	$37.4	$(119.1)
Foreign	698.9	687.3	452.6
	$890.1	$724.7	$333.5

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2008	2007	2006
Tax provision (benefit) on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$311.5	$253.7	$116.7
Increase (decrease) in provision for income taxes due to:

Valuation allowance - U.S.	(53.7)	(538.3)	46.5
Foreign subsidiary ownership restructuring and incentives	35.1	535.9	30.8
Foreign source income taxable in the U.S.	11.3	29.3	1.8
Reversal of non-U.S. tax valuation allowance	—	(13.4)	(34.7)
Foreign tax credit utilization	—	(47.9)
State taxes, net of federal benefit	(1.3)	(4.8)	(0.3)
Rate differences on non-U.S. earnings	(55.3)	(65.8)	(22.1)
Adjustment for non-U.S. tax law changes	(20.1)	(9.9)	(1.6)
Other items	(3.7)	0.3	1.7

Provision for income taxes	$223.8	$139.1	$138.8

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

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2015.

The Company is included in OI Inc.’s consolidated tax returns. OI Inc. has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax.

At December 31, 2008, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $1,583.2 million. The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

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

As a result of the adoption of FIN 48, the Company recognized no adjustment to retained earnings for unrecognized income tax benefits. The Company reclassified $28.5 million of deferred tax assets related to general business credits and net operating losses that were previously offset by a full valuation allowance to the liability for unrecognized income tax benefits. This balance sheet reclassification had no effect on share owners’ equity. In connection with the adoption of FIN 48, the Company is maintaining its historical method of accruing interest and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year ended December 31, 2008:

	2008	2007
Balance at January 1	$53.0	$45.8
Additions for tax positions of prior years	51.2	0.1
Reductions for tax positions of prior years	(2.1)	(2.5)
Additions based on tax positions related to the current year	6.1	11.0
Reductions due to the lapse of the applicable statute of limitations	(3.1)	(1.4)
Reductions due to settlements	(2.0)	—
Balance at December 31	$103.1	$53.0

At December 31, 2008 and December 31, 2007, accrued interest and penalties related to unrecognized tax benefits were $14.5 million and $3.9 million, respectively. Tax expense for the year ended December 31, 2008 includes interest and penalties of $5.4 million on unrecognized tax benefits for prior years.

The unrecognized tax benefit liability, including interest and penalties, as of December 31, 2008 and December 31, 2007 was $117.6 million and $56.9 million respectively. Approximately $72.7 million and $41.1 million as of December 31, 2008 and December 31, 2007, respectively, relate to unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table above because of the unrecognized tax benefits that would result in the utilization of certain tax attribute carryforwards that are currently subject to a full valuation allowance due to uncertainties about their future period utilization.

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

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2008	2007	2006

Revenues:
Sales to affiliated companies	$—	$0.3	$0.5

Expenses:
Administrative services	15.0	19.5	25.5
Corporate management fee	60.9	29.1	27.1
Trademark royalties	19.9
Total expenses	$95.8	$48.6	$52.6

The above expenses are recorded in the statement of operations as follows:
	Years ended December 31,
	2008	2007	2006
Cost of sales	$0.9	$16.9	$22.6
Selling, general, and adminstrative expensesX	94.9	31.7	30.0
Total expenses	$95.8	$48.6	$52.6

Intercompany interest is charged to the Company from OI Inc. based on intercompany debt balances. An interest rate is calculated monthly based on OI Inc.’s total consolidated monthly external debt balance and the related interest expense, including finance fee amortization and commitment fees. The calculated rate (6.3% at December 31, 2008) is applied monthly to the intercompany debt balance to determine intercompany interest expense.

12. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net credits to results of operations for the

Company’s allocated portion of the domestic pension costs amounted to $39.9 million in 2008, $23.0 million in 2007, and $7.7 million in 2006.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $6.0 million in 2008, $5.7 million in 2007, and $5.5 million in 2006.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees. The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2008	2007
Obligations at beginning of year	$1,617.1	$1,544.4

Change in benefit obligations:
Service cost	22.0	25.0
Interest cost	82.9	78.8
Actuarial gain, including the effect of change in discount rates	(52.7)	(92.1)
Participant contributions	8.8	10.0
Benefit payments	(89.4)	(85.5)
Plan amendments		(3.5)
Curtailments	(9.5)	(2.6)
Special termination benefits	4.4
Foreign currency translation	(284.2)	136.4
Other		6.2
Net change in benefit obligations	(317.7)	72.7
Obligations at end of year	$1,299.4	$1,617.1

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2008	2007
Fair value at beginning of year	$1,376.8	$1,253.3

Change in fair value:
Actual gain (loss) on plan assets	(220.6)	24.4
Benefit payments	(89.4)	(85.5)
Employer contributions	60.1	59.6
Participant contributions	8.8	10.0
Foreign currency translation	(213.7)	115.0
Net change in fair value of assets	(454.8)	123.5
Fair value at end of year	$922.0	$1,376.8

The funded status of the International Pension Plans at year end was as follows:

	2008	2007
Plan assets at fair value	$922.0	$1,376.8
Projected benefit obligations	1,299.4	1,617.1
Plan assets less than projected benefit obligations	(377.4)	(240.3)
Items not yet recognized in pension expense:
Actuarial loss	362.9	212.0
Prior service credit	(15.1)	(14.7)
	347.8	197.3
Net amount recognized	$(29.6)	$(43.0)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007
Prepaid pension	$—	$58.1
Current pension liability, included with Other accrued liabilities	(7.2)	(8.5)
Noncurrent pension liability, included with Pension benefits	(370.2)	(289.9)
Accumulated other comprehensive income	347.8	197.3
Net amount recognized	$(29.6)	$(43.0)

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2008 as follows:

	Pretax	Tax Effect	After-tax
Current year actuarial (gain) loss	$226.7	$(62.2)	$164.5
Amortization of actuarial loss	(5.2)	1.1	(4.1)
Amortization of prior service credit	0.6	(0.1)	0.5
Curtailment	(8.5)	2.4	(6.1)
	213.6	(58.8)	154.8
Translation			(44.9)
	$213.6	$(58.8)	$109.9

The accumulated benefit obligation for all defined benefit pension plans was $1,463.8 million and $1,129.5 million at December 31, 2007 and 2008, respectively.

The components of the International Pension Plans’ net pension expense were as follows:

	2008	2007	2006
Service cost	$21.9	$25.0	$28.1
Interest cost	82.9	78.8	69.1
Expected asset return	(96.5)	(94.5)	(81.5)
Curtailment loss	0.1	0.1
Special termination benefit	4.4
Other	(1.1)	5.2

Amortization:
Prior service cost (credit)	(0.6)	(0.1)	0.2
Loss	5.2	11.4	15.8
Net amortization	4.6	11.3	16.0
Net expense	$16.3	$25.9	$31.7

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2009:

Amortization:
Loss	$5.2
Prior service credit	(0.8)
Net amortization	$4.4

The following information is for plans with projected benefit obligations in excess of the fair value of plan assets at year end:

	2008	2007
Projected benefit obligations	$1,299.4	$1,114.6
Fair value of plan assets	922.0	816.1

The following information is for plans with accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2008	2007
Accumulated benefit obligations	$1,129.5	$1,008.3
Fair value of plan assets	922.0	816.1

The weighted average assumptions used to determine benefit obligations were as follows:

	2008	2007
Discount rate	5.88%	5.46%
Rate of compensation increase	2.65%	3.39%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2008	2007	2006
Discount rate	5.46%	4.92%	4.57%
Rate of compensation increase	3.39%	3.34%	3.78%
Expected long-term rate of return on assets	6.96%	7.16%	7.15%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

For 2008, the Company’s weighted average expected long-term rate of return on assets was 6.96%. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered its historical 10-year average return (through December 31, 2007), which was in line with the expected long-term rate of return assumption for 2008.

The weighted average actual asset allocations and weighted average target allocation ranges by asset category for the Company’s pension plan assets were as follows:

	Actual Allocation		Target Allocation
Asset Category	2008	2007	Ranges
Equity securites	31%	63%	28-38%
Debt securities	56%	28%	44-54%
Real estate	5%	5%	0-10%
Other	8%	4%	8-18%
Total	100%	100%

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

Based on exchange rates at the end of 2008, the Company expects to contribute approximately $70 million to $75 million to its defined benefit pension plans in 2009.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2009	97.0
2010	70.0
2011	70.0
2012	74.0
2013	76.9
2014 - 2018	400.2

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $5.8 million, $8.1 million, and $14.7 million, at December 31, 2008, 2007, and 2006, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees. The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the International Postretirement Benefit Plans obligations were as follows:

	2008	2007
Obligations at beginning of year	$95.0	$76.9

Change in benefit obligations:
Service cost	1.2	1.3
Interest cost	4.5	4.0
Actuarial (gain) loss, including the effect of changing discount rates	(11.9)	2.5
Curtailments	(2.9)	(0.8)
Special termination benefits	0.9
Benefit payments	(3.1)	(3.3)
Foreign currency translation	(16.7)	14.4
Net change in benefit obligations	(28.0)	18.1
Obligations at end of year	$67.0	$95.0

The funded status of the International Postretirement Benefit Plans at year end was as follows:

	2008	2007
Postretirement benefit obligations	$67.0	$95.0

Items not yet recognized in net postretirement benefit cost:
Actuarial gain	6.8	(7.3)
Net amount recognized	$73.8	$87.7

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	2008	2007
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3.1)	$(3.7)
Nonpension postretirement benefits	(63.9)	(91.3)
Accumulated other comprehensive income	(6.8)	7.3
Net liability recognized	$(73.8)	$(87.7)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2008 as follows:

	Pretax	Tax Effect	After-tax
Current year actuarial loss	$(10.4)	$3.0	(7.4)
Amortization of actuarial loss	0.1		0.1
Curtailment	(2.5)	0.7	(1.8)
	(12.8)	3.7	(9.1)
Translation			(1.2)
	$(12.8)	$3.7	$(10.3)

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of International Postretirement Benefit Plans net postretirement benefit cost were as follows:

	2008	2007	2006
Service cost	$1.2	$1.3	$1.9
Interest cost	4.5	4.0	4.2
Curtailment			(15.9)
Special termination benefit	0.9
Other	0.1		0.6

Amortization:
Gain	(0.1)	(0.3)	(1.0)
Net postretirement benefit cost	$6.6	$5.0	$(10.2)

The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.4% and 4.8% at December 31, 2008 and 2007, respectively.

The weighted average discount rate used to determine net postretirement benefit cost was 4.8% at December 31, 2008, 5.2% at December 31, 2007, and 4.8% at December 31, 2006.

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2008	2007
Health care cost trend rate assumed for next year	9.00%	9.65%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	4.82%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.9	$0.7
Effect on accumulated postretirement benefit obligations	9.3	7.7

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	Amount
2009	$3.1
2010	3.4
2011	3.7
2012	4.1
2013	4.4
2014 - 2018	25.9

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining. Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $8.9 million in 2008, $7.4 million in 2007, and $6.6 million in 2006. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

13. Other Income Other income in 2006 includes a gain of $15.9 million ($11.2 million after tax) related to curtailment of certain postretirement benefits in The Netherlands.

14. Other Expense Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132.4 million ($110.1 million after tax and minority shareowners’ interests), for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint. See Note 15 for additional information.

Other costs and expenses for the year ended December 31, 2007 included the following:

•                  In the South American Segment’s 50%-owned Caribbean affiliate, declining productivity and cash flows resulted in impairment of the Company’s equity investment, establishment of valuation allowances against advances to the affiliate, and accrual of certain contingent obligations for total charges of $45.0 million ($43.9 million after tax) recorded in 2007 with an additional $0.9 million (before and after tax) recorded in the first quarter of 2008.

•                  The Company recorded charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment. The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint. See Note 15 for additional information.

Other costs and expenses for the year ended December 31, 2006 included the following:

•                  During the third quarter of 2006, the Company recorded a charge of $27.5 million ($25.6 million after tax), principally related to the closing of its Godfrey, Illinois machine parts manufacturing operation.

15. Restructuring Accruals Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint. The combined 2007 and 2008 charges, amounting to $187.7 million ($150.3 million after tax and minority shareowners’ interests) and approximately 1,800 jobs and corresponding reduction in the Company’s workforce, reflect the decisions reached through December 31, 2008 in the Company’s ongoing strategic review of its global manufacturing footprint commenced in mid-2007. Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

2007

During the third and fourth quarters of 2007, the Company recorded restructuring charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment in Europe and North America.

As a result of its strategic review, the Company decided to curtail selected production capacity. Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired. As a result, those assets were written down to the extent their carrying amounts exceeded fair value. The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce. The Company accrued certain employee separation costs, plant clean up, and other exit costs.

2008

During 2008, the Company recorded restructuring charges totaling $132.4 million ($110.1 million after tax and minority share owners’ interests). The 2008 charges consisted primarily of $85.5 million for the closure of two Canadian plants with additional charges across all segments as well as in Retained Corporate Costs and Other.

As a continuation of the Company’s strategic review in 2008, the Company decided to curtail and realign selected production capacity and other activities across all segments as well as in Retained Corporate Costs and Other. Because the future undiscounted cash flows of the related asset groups were not sufficient to recover their carrying amounts, certain assets were considered impaired. As a result, those assets were written down to the extent their carrying amounts exceeded fair value. The curtailment of plant capacity and realignment of selected operations will result in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce. The Company accrued certain employee separation costs, plant clean up, and other exit costs.

Probable cash expenditures for the 2007 and 2008 charges are expected to total approximately $110 million. The Company expects that the majority of these costs will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Total restructuring accrual at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Remaining restructuring accrual as of December 31, 2008	$47.6	$—	$16.3	$63.9

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

The European restructuring accrual recorded in the second quarter of 2005 was in addition to the initial estimated accrual of €63.8 million recorded in 2004. Selected information related to the restructuring accrual is as follows, with 2008 activity translated from Euros into dollars at the December 31, 2008 exchange rate:

Remaining European restructuring accrual as of January 1, 2006	$80.9
Net cash paid, principally severance and related benefits	(33.7)
Partial reversal of accrual (goodwill adjustment)	(7.6)
Other, principally foreign exchange translation	(1.5)
Remaining European restructuring accrual as of December 31, 2006	38.1
Net cash paid, principally severance and related benefits	(17.8)
Other, principally foreign exchange translation	7.4
Remaining European restructuring accrual as of December 31, 2007	27.7
Net cash paid, principally severance and related benefits	(6.1)
Other, principally foreign exchange translation	(4.8)
Remaining European restructuring accrual as of December 31, 2008	$16.8

16. Contingencies Certain litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are nonroutine and involve compensatory, punitive or treble damage claims as well as other types of relief. In accordance with FAS No. 5, “Accounting for Contingencies,” the Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements, and other events. The ultimate legal and financial liability of the Company in respect to this pending litigation cannot be estimated with certainty. However, the Company believes, based on its examination and review of such matters and experience to date, that such ultimate liability will not have a material adverse effect on its results of operations or financial condition.

17. Segment Information The Company has four reportable segments based on its four geographic locations: (1) North America; (2) Europe; (3) Asia Pacific; (4) South America. These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations. Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other. These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

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

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided. Beginning in 2008, the OI Inc. revised its method of allocating corporate expenses. OI Inc. decreased slightly the percentage allocation based on sales and significantly expanded the number of functions included in the allocation based on cost of services. It is not practicable to quantify the net effect of these changes on periods prior to 2008.

Financial information regarding the Company’s reportable segments is as follows:

	2008	2007	2006
Net Sales:
Europe	$3,497.8	$3,298.7	$2,846.6
North America	2,209.7	2,271.3	2,110.4
South America	1,135.9	970.7	796.5
Asia Pacific	964.1	934.3	804.9
Reportable segment totals	7,807.5	7,475.0	6,558.4
Other	77.2	91.7	134.0
Net sales	$7,884.7	$7,566.7	$6,692.4

	2008	2007	2006
Segment Operating Profit:
Europe	$477.8	$433.0	$249.6
North America	185.2	265.1	187.3
South America	331.0	254.9	195.0
Asia Pacific	162.8	154.0	102.9
Reportable segment totals	1,156.8	1,107.0	734.8

Items excluded from Segment Operating Profit:
Other	68.1	47.3	10.0
Restructuring and asset impairments	(133.3)	(100.3)	(27.5)
CEO and other transition charges			(6.0)
Curtailment of postretirement benefits in The Netherlands			15.9
Mark to market effect of natural gas hedge contracts			(8.7)

Interest income	36.1	26.9	16.6
Interest expense	(237.6)	(356.2)	(401.6)
Earnings before income taxes and minority share owners’ interests in earnings of subsidiaries	$890.1	$724.7	$333.5

	North America	Europe	Asia Pacific	South America	Total Reportable Segments	Other	Consoli- dated Totals
Total assets:
2008	$1,792.3	$3,758.4	$1,239.6	$976.2	$7,766.5	$127.9	$7,894.4
2007	1,936.0	4,124.1	1,558.1	965.7	8,583.9	94.6	8,678.5
2006	1,765.7	3,838.0	1,454.4	765.7	7,823.8	307.8	8,131.6
Equity earnings:
2008	$12.6	$14.1	$—	$—	$26.7	$24.1	$50.8
2007	10.4	8.0		(2.7)	15.7	18.4	34.1
2006	10.5	6.9		(4.8)	12.6	10.8	23.4
Capital expenditures (1):
2008	$90.5	$151.9	$57.6	$57.3	$357.3	3.6	$360.9
2007	65.9	129.2	42.0	51.1	288.2	2.2	290.4
2006	57.8	105.4	47.8	59.2	270.2	1.3	271.5
Depreciation and amortization expense:
2008	$98.7	$222.0	$80.4	$56.5	$457.6	$2.6	$460.2
2007	107.3	210.3	81.7	54.3	453.6	2.2	455.8
2006	110.2	203.3	81.4	56.3	451.2	7.9	459.1

(1) Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United States	Foreign	Total
2008	$636.3	$1,966.1	$2,602.4
2007	633.1	2,271.1	2,904.2
2006	668.4	2,172.8	2,841.2

The Company’s net sales by geographic segment are as follows:

	United States	Foreign	Total
2008	$1,894.8	$5,989.9	$7,884.7
2007	1,920.6	5,646.1	7,566.7
2006	1,787.6	4,904.8	6,692.4

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales were in Italy (2008 - 10.7%, 2007 - 10.1%) and France (2008 - 14.7%, 2007 - 19.3%, 2006 - 19.3%).

18. Additional Interest Charges from Early Extinguishment of Debt During 2007, the Company recorded additional interest charges of $9.5 million ($8.8 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity. During 2006, the Company recorded additional interest charges of $17.5 million ($17.1 million after tax) for note repurchase premiums and the write-off of unamortized finance fees related to debt that was repaid prior to its maturity.

19. Goodwill The changes in the carrying amount of goodwill for the years ended December 31, 2006, 2007 and 2008 are as follows:

	North America	Europe	Asia Pacific	South America	Other	Total
Balance as of January 1, 2006	$747.5	$926.7	$470.8	$—	$14.7	$2,159.7
Translation effects	2.8	99.5	31.3			133.6
Other changes, principally adjustments to reverse foreign deferred tax valuation allowances	(28.7)	(9.2)			(0.2)	(38.1)
Balance as of December 31, 2006	721.6	1,017.0	502.1	—	14.5	2,255.2
Translation effects	25.1	115.3	54.6			195.0
Other changes	(1.1)	(13.0)			(8.0)	(22.1)
Balance as of December 31, 2007	745.6	1,119.3	556.7	—	6.5	2,428.1
Translation effects	(28.8)	(58.2)	(123.1)		0.3	(209.8)
Other changes		(10.1)			(0.7)	(10.8)
Balance as of December 31, 2008	$716.8	$1,051.0	$433.6	$—	$6.1	$2,207.5

During the fourth quarters of 2008, 2007 and 2006, the Company completed its annual impairment testing and determined that no impairment existed.

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

The Company’s derivative assets and liabilities consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies the $0.4 net derivative liability as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

OWENS-ILLINOIS GROUP, INC.

(Registrant)

	By	: /s/ James W. Baehren

James W. Baehren
Attorney-in-fact

Date: February 17, 2009

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Owens-Illinois Group, Inc. and in the capacities and on the dates indicated.

Signatures	Title

Albert P.L. Stroucken	Chairman and Chief Executive Officer (Principal Executive Officer)

Edward C. White	President (Principal Financial and Accounting Officer); Director

James W. Baehren	Vice President and Secretary; Director

L. Richard Crawford	Director

	By	: /s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date: February 17, 2009

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2008, 2007, and 2006:

PAGE

II — Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2008, 2007, and 2006

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2008	$36.0	$8.1	$(0.7)	$3.7	$39.7

2007	$28.7	$4.1	$8.1	$4.9	$36.0

2006	$22.5	$4.2	$5.3	$3.3	$28.7

(1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

S-1