Form 10-Q
period 2009-06-30
OWENS-ILLINOIS GROUP INC
filed 2009-08-07
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2009

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

Owens-Illinois Group, Inc. $.01 par value common stock – 100 shares at June 30, 2009.

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

Effective January 1, 2009, the Company adopted the provisions of FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which changed the presentation of noncontrolling interests in subsidiaries. The format of the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2008, condensed consolidated cash flows for the six months ended June 30, 2008, and condensed consolidated balance sheets at June 30, 2008 and December 31, 2008 have been reclassified to conform to the new presentation under FAS No. 160 which is required to be applied retrospectively.

Effective for the second quarter of 2009, the Company adopted the provisions of FAS No. 165, “Subsequent Events”.  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Adoption of FAS No. 165 had no impact on the Company’s results of operations, financial position or cash flows.  The Company has evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

 (Dollars in millions)

	Three months ended June 30,
	2009	2008

Net sales	$1,807.0	$2,210.6
Manufacturing, shipping, and delivery expense	(1,399.6)	(1,685.4)

Gross profit	407.4	525.2

Selling and administrative expense	(122.4)	(130.8)
Research, development, and engineering expense	(14.1)	(17.9)
Interest expense	(57.9)	(69.2)
Interest income	6.5	10.0
Equity earnings	14.1	12.7
Royalties and net technical assistance	3.5	5.0
Other income	0.9	1.4
Other expense	(26.0)	(15.8)

Earnings from continuing operations before income taxes	212.0	320.6

Provision for income taxes	(49.5)	(75.9)

Earnings from continuing operations	162.5	244.7

Gain on sale of discontinued operations		3.8

Net earnings	162.5	248.5

Earnings attributable to noncontrolling interests	(13.2)	(17.2)

Net earnings attributable to the Company	$149.3	$231.3

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Six months ended June 30,
	2009	2008

Net sales	$3,326.0	$4,171.1
Manufacturing, shipping, and delivery expense	(2,621.8)	(3,189.1)

Gross profit	704.2	982.0

Selling and administrative expense	(240.9)	(258.6)
Research, development, and engineering expense	(28.0)	(33.9)
Interest expense	(106.0)	(133.5)
Interest income	15.0	18.7
Equity earnings	27.7	23.8
Royalties and net technical assistance	6.3	9.8
Other income	2.5	3.2
Other expense	(78.8)	(35.8)

Earnings from continuing operations before income taxes	302.0	575.7

Provision for income taxes	(80.7)	(140.8)

Earnings from continuing operations	221.3	434.9

Gain on sale of discontinued operations		7.9

Net earnings	221.3	442.8

Earnings attributable to noncontrolling interests	(26.9)	(33.4)

Net earnings attributable to the Company	$194.4	$409.4

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30,	Dec. 31,	June 30,
	2009	2008	2008

Assets
Current assets:
Cash and cash equivalents	$677.2	$379.5	$366.0
Short-term investments, at cost which approximates market	4.8	25.0	23.6
Receivables, less allowances for losses and discounts ($37.0 at June 30, 2009, $39.7 at December 31, 2008, and $36.1 at June 30, 2008)	1,126.4	988.8	1,438.4
Inventories	1,039.0	999.5	1,234.7
Prepaid expenses	70.0	51.9	51.8

Total current assets	2,917.4	2,444.7	3,114.5

Investments and other assets:
Equity investments	115.7	101.7	95.2
Repair parts inventories	139.9	132.5	154.0
Prepaid pension			614.5
Deposits, receivables, and other assets	498.1	444.5	508.5
Goodwill	2,290.8	2,207.5	2,546.6

Total other assets	3,044.5	2,886.2	3,918.8

Property, plant, and equipment, at cost	6,206.3	5,983.1	6,811.6
Less accumulated depreciation	3,554.0	3,337.5	3,807.9

Net property, plant, and equipment	2,652.3	2,645.6	3,003.7

Total assets	$8,614.2	$7,976.5	$10,037.0

CONDENSED CONSOLIDATED BALANCE SHEETS — continued

	June 30,	Dec. 31,	June 30,
	2009	2008	2008

Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$357.8	$393.8	$528.6
Accounts payable	802.5	838.2	1,002.1
Other liabilities	622.6	596.3	699.6

Total current liabilities	1,782.9	1,828.3	2,230.3

Long-term debt	3,284.4	2,931.4	3,262.5
Deferred taxes	154.2	77.6	130.7
Pension benefits	712.4	741.8	306.5
Nonpension postretirement benefits	239.0	239.7	279.1
Other liabilities	349.7	369.0	380.3

Share owners’ equity:
The Company’s share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	872.8	940.0	1,028.4
Retained earnings	2,410.9	2,216.5	2,118.8
Accumulated other comprehensive income (loss)	(1,424.4)	(1,620.6)	43.0
Total share owner’s equity of the Company	1,859.3	1,535.9	3,190.2
Noncontrolling interests	232.3	252.8	257.4
Total share owners’ equity	2,091.6	1,788.7	3,447.6
Total liabilities and share owner’s equity	$8,614.2	$7,976.5	$10,037.0

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$221.3	$442.8
Net earnings attributable to noncontrolling interests	(26.9)	(33.4)
Gain on sale of discontinued operations		(7.9)
Non-cash charges (credits):
Depreciation	182.2	229.2
Amortization of intangibles and other deferred items	9.3	14.3
Amortization of finance fees	4.0	4.0
Deferred tax provision	(0.4)	(3.0)
Restructuring and asset impairment	55.6	21.1
Other	68.0	55.1
Cash paid for restructuring activities	(33.2)	(16.6)
Change in non-current operating assets	11.1	2.2
Change in non-current liabilities	(67.7)	(56.9)
Change in components of working capital	(155.9)	(275.1)
Cash provided by operating activities	267.4	375.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(124.1)	(129.0)
Advances to equity affiliate - net	1.6	(13.3)
Net cash proceeds from divestitures and asset sales	4.2	(16.6)
Cash utilized in investing activities	(118.3)	(158.9)
Cash flows from financing activities:
Additions to long-term debt	1,070.4	636.8
Repayments of long-term debt	(523.9)	(504.4)
Increase (decrease) in short-term loans	(65.5)	43.2
Payment of finance fees	(11.8)
Net payments for debt-related hedging activity	29.1	(46.8)
Dividends paid to noncontrolling interests	(55.4)	(41.6)
Net change in payable to parent	(221.9)	(250.0)
Distributions to parent	(79.9)	(95.1)
Cash provided by (utilized in) financing activities	141.1	(257.9)
Effect of exchange rate fluctuations on cash	7.5	19.3
Increase (decrease) in cash	297.7	(21.7)
Cash at beginning of period	379.5	387.7
Cash at end of period	$677.2	$366.0

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

2.  Debt

The following table summarizes the long-term debt of the Company:

	June 30,	Dec. 31,	June 30,
	2009	2008	2008
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$18.7	$157.9
Term Loans:
Term Loan A (225.0 million AUD at June 30, 2009)	182.9	155.7	216.8
Term Loan B	191.5	191.5	191.5
Term Loan C (110.8 million CAD at June 30, 2009)	96.0	90.9	109.8
Term Loan D (€191.5 million at June 30, 2009)	270.5	269.6	302.4
Senior Notes:
8.25%, due 2013	462.0	461.1	447.9
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	317.8	316.8	355.3
7.375%, due 2016	580.7
6.875%, due 2017 (€300 million)	423.7	422.4	473.8
Payable to OI Inc.	278.6	509.5	501.9
Other	124.0	113.4	117.7
Total long-term debt	3,327.7	2,949.6	3,275.0
Less amounts due within one year	43.3	18.2	12.5
Long-term debt	$3,284.4	$2,931.4	$3,262.5

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2009, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at June 30, 2009 the Company’s subsidiary borrowers had unused credit of $799.4 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2009 was 2.57%.

During May 2009, a subsidiary of the Company issued senior notes with a face value of $600.0 million issued at 96.72% of face value for an effective interest rate of 8.00%.  The notes bear interest at 7.375% and are due May 15, 2016.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting commissions and expenses from the notes, approximated $568 million and were used to purchase in a tender offer $221.9 million of the $250 million principal amount of OI Inc.’s 7.50% Senior Debentures due May 2010 and to reduce borrowings under the revolving credit facility.  The balance of the proceeds increased cash.  As a part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2009 additional interest charges of $5.2 million for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement on the notes.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 85 million Australian dollars and 25 million New Zealand dollars that expire January 2010 and October 2009, respectively.

Information related to the Company’s accounts receivable securitization programs is as follows:

	June 30,	Dec. 31,	June 30,
	2009	2008	2008

Balance (included in short-term loans)	$289.5	$293.7	$437.9

Weighted average interest rate	2.18%	5.31%	5.72%

Effective for the second quarter of 2009, the Company adopted the provisions of FASB Staff Position on Statement of Financial Accounting Standards No. 107 and Accounting Principles Board Opinion No. 28, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1and APB 28-1”).  FSP FAS No. 107-1 and APB 28-1 requires disclosure about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at June 30, 2009, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)

Senior Notes:
8.25%, due 2013	$450.0	101.25	$455.6
6.75%, due 2014	400.0	94.25	377.0
6.75%, due 2014 (€225 million)	317.8	90.63	288.0
7.375%, due 2016	600.0	96.13	576.8
6.875%, due 2017 (€300 million)	423.7	88.13	373.4

Payable to OI Inc.	278.1	95.15	264.6

3.  Supplemental Cash Flow Information

	Six months ended June 30,
	2009	2008

Interest paid in cash	$95.7	$132.8

Income taxes paid in cash	80.6	66.6

Cash interest for 2009 includes note repurchase premiums and the proceeds from the settlement of interest rate swaps related to the May tender of OI Inc.’s 7.50% Senior Debentures due May 2010.

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended June 30, 2009 and 2008 is as follows:

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on April 1, 2009	$1,716.7	$915.3	$2,261.6	$(1,700.4)	$240.2
Net distribution to parent	(42.5)	(42.5)
Comprehensive income:
Net earnings	162.5		149.3		13.2
Foreign currency translation adjustments	268.2			250.9	17.3
Pension and other postretirement benefit adjustments	10.3			10.3
Change in fair value of derivative instruments, net of tax	14.8			14.8
Total comprehensive income	455.8
Dividends paid to noncontrolling interests on subsidiary common stock	(38.4)				(38.4)
Balance on June 30, 2009	$2,091.6	$872.8	$2,410.9	$(1,424.4)	$232.3

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on April 1, 2008	$3,162.5	$1,080.7	$1,887.5	$(54.1)	$248.4
Net distribution to parent	(52.3)	(52.3)
Comprehensive income:
Net earnings	248.5		231.3		17.2
Foreign currency translation adjustments	72.9			69.7	3.2
Pension and other postretirement benefit adjustments	9.7			9.7
Change in fair value of derivative instruments, net of tax	17.7			17.7
Total comprehensive income	348.8
Dividends paid to noncontrolling interests on subsidiary common stock	(11.4)				(11.4)
Balance on June 30, 2008	$3,447.6	$1,028.4	$2,118.8	$43.0	$257.4

The activity in share owners’ equity for the six months ended June 30, 2009 and 2008 is as follows:

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2009	$1,788.7	$940.0	$2,216.5	$(1,620.6)	$252.8
Net distribution to parent	(67.2)	(67.2)
Comprehensive income:
Net earnings	221.3		194.4		26.9
Foreign currency translation adjustments	179.7			171.7	8.0
Pension and other postretirement benefit adjustments	15.7			15.7
Change in fair value of derivative instruments, net of tax	8.8			8.8
Total comprehensive income	425.5
Dividends paid to noncontrolling interests on subsidiary common stock	(55.4)				(55.4)
Balance on June 30, 2009	$2,091.6	$872.8	$2,410.9	$(1,424.4)	$232.3

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on January 1, 2008	$2,894.6	$1,110.4	$1,709.4	$(176.9)	$251.7
Net distribution to parent	(82.0)	(82.0)
Comprehensive income:
Net earnings	442.8		409.4		33.4
Foreign currency translation adjustments	174.9			161.0	13.9
Pension and other postretirement benefit adjustments	18.0			18.0
Change in fair value of derivative instruments, net of tax	40.9			40.9
Total comprehensive income	676.6
Dividends paid to noncontrolling interests on subsidiary common stock	(41.6)				(41.6)
Balance on June 30, 2008	$3,447.6	$1,028.4	$2,118.8	$43.0	$257.4

5.  Inventories

Major classes of inventory are as follows:

	June 30,	Dec. 31,	June 30,
	2009	2008	2008

Finished goods	$860.3	$831.7	$1,058.0
Work in process	1.2	0.8	1.3
Raw materials	125.0	109.8	104.3
Operating supplies	52.5	57.2	71.1

	$1,039.0	$999.5	$1,234.7

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

As of June 30, 2009, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 7,000 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2008, approximately 84% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 15% of plaintiffs specifically plead damages of $15 million or less, and fewer than 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

Since receiving its first asbestos claim, OI Inc. as of June 30, 2009, has disposed of the asbestos claims of approximately 373,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $32.2 million at June 30, 2009 ($34.0 million at December 31, 2008) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

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

Financial information for the three-month periods ended June 30, 2009 and 2008 regarding the Company’s reportable segments is as follows:

Net sales:	2009	2008
Europe	$793.9	$1,045.7
North America	560.5	606.3
South America	249.9	294.1
Asia Pacific	192.7	242.3

Reportable segment totals	1,797.0	2,188.4
Other	10.0	22.2
Net sales	$1,807.0	$2,210.6

Segment Operating Profit:	2009	2008

Europe	$120.4	$195.8
North America	103.1	68.1
South America	57.0	85.5
Asia Pacific	11.4	40.7
Reportable segment totals	291.9	390.1

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(23.3)	(2.1)
Restructuring and asset impairments	(5.2)	(8.2)
Interest income	6.5	10.0
Interest expense	(57.9)	(69.2)
Earnings from continuing operations before income taxes	$212.0	$320.6

Financial information for the six-month periods ended June 30, 2009 and 2008 regarding the Company’s reportable segments is as follows:

Net sales:	2009	2008
Europe	$1,406.8	$1,934.6
North America	1,054.7	1,137.2
South America	463.9	548.3
Asia Pacific	374.8	492.3

Reportable segment totals	3,300.2	4,112.4
Other	25.8	58.7
Net sales	$3,326.0	$4,171.1

Segment Operating Profit:	2009	2008

Europe	$164.6	$343.4
North America	165.8	123.5
South America	117.0	159.1
Asia Pacific	36.4	86.2
Reportable segment totals	483.8	712.2

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(35.2)	(0.6)
Restructuring and asset impairments	(55.6)	(21.1)
Interest income	15.0	18.7
Interest expense	(106.0)	(133.5)
Earnings from continuing operations before income taxes	$302.0	$575.7

Financial information regarding the Company’s total assets is as follows:

	June 30,	Dec. 31,	June 30,
Total assets:	2009	2008	2008
Europe	$3,853.9	$3,758.4	$4,525.8
North America	1,927.4	1,802.9	2,050.9
South America	992.2	976.2	1,017.6
Asia Pacific	1,470.2	1,239.6	1,680.2

Reportable segment totals	8,243.7	7,777.1	9,274.5
Other	370.5	199.4	762.5
Consolidated totals	$8,614.2	$7,976.5	$10,037.0

8. Other Expense

During the second quarter of 2009, the Company recorded charges totaling $5.2 million (pretax and after tax), for restructuring and asset impairment.  The total of all such charges for the six months ended June 30, 2009 was $55.6 million ($52.9 million after tax).  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint.  See Note 9 for additional information.

Charges for similar actions during the second quarter of 2008 totaled $8.2 million ($4.2 million after tax amount attributable to the Company). The total of all such charges for the six months ended June 30, 2008 was $21.1 million ($13.9 million after tax amount attributable to the Company).  See Note 9 for additional information.

During the first six months of 2008, the Company also recorded an additional $0.9 million (pretax and after tax), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008 and 2009 charges, amounting to $243.3 million ($203.2 million after tax amount attributable to the Company) reflect the decisions reached through June 30, 2009 in the Company’s ongoing strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 2,050 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as “Level 3” in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

The Company also recorded liabilities for certain employee separation costs to be paid under contractual arrangements and other exit costs.

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55.3 million ($40.2 million after tax), for restructuring and asset impairment in Europe and North

America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

2008

During 2008, the Company recorded charges totaling $132.4 million ($110.1 million after tax amount attributable to the Company), for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

2009

During the first and second quarters of 2009, the Company recorded charges totaling $55.6 million ($52.9 million after tax), for restructuring and asset impairment in Europe.  The curtailment of plant capacity will result in elimination of approximately 250 jobs and a corresponding reduction in the Company’s workforce.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2009.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
First quarter 2009 charges	19.1	29.3	2.0	50.4
Write-down of assets to net realizable value		(29.3)		(29.3)
Net cash paid, principally severance and related benefits	(18.9)		(1.3)	(20.2)
Other, principally foreign exchange translation	(1.7)		(0.5)	(2.2)
Balance at March 31, 2009	46.1	—	16.5	62.6
Second quarter 2009 charges	4.6	0.6		5.2
Write-down of assets to net realizable value		(0.6)		(0.6)
Net cash paid, principally severance and related benefits	(12.5)		(0.5)	(13.0)
Other, principally foreign exchange translation	3.4		1.3	4.7
Balance at June 30, 2009	$41.6	$—	$17.3	$58.9

10. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as “Level 2” in the fair value hierarchy.

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $700 million that were to mature in 2010 and 2013. The swaps were executed in order to: (i) convert a portion of the senior notes and senior debentures fixed-rate debt into floating-rate debt; (ii) maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and (iii) reduce net interest payments and expense in the near-term.

The Company’s fixed-to-floating interest rate swaps were accounted for as fair value hedges. Because the relevant terms of the swap agreements matched the corresponding terms of the notes, there was no hedge ineffectiveness. Accordingly, the Company recorded the net of the fair market values of the swaps as a long-term asset (liability) along with a corresponding net increase (decrease) in the carrying value of the hedged debt.

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

During the second quarter of 2009, OI Inc. completed a tender offer for its $250 million senior debentures due 2010.  As a result of the tender offer, OI Inc. extinguished $221.9 million of the senior debentures and the Company terminated the related interest rate swap agreements for proceeds of $5.0 million.  The Company recognized $4.4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining $0.6 million is recorded as an adjustment to the debt and will be recognized as a reduction to interest expense over the remaining life of the outstanding senior debentures due 2010.  See Note 2 for additional information.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12.4 million which were recorded as an adjustment to debt and will be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013.

As of June 30, 2009, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt was $12.5 million.

The effect of the interest rate swaps on the results of operations for the three and six months ended June 30, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Interest Rate Swaps	$(7.0)	$(22.7)	$(11.0)	$(5.3)
Related long-term debt	7.0	22.7	11.0	5.3
Proceeds recognized and amortized for terminated interest rate swaps	4.8		4.8
Net impact on interest expense	$4.8	$—	$4.8	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At June 30, 2009, the Company had entered into commodity futures contracts covering approximately 8,200,000 MM BTUs over that period.

The Company accounts for the above futures contracts as cash flow hedges at June 30, 2009 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At June 30, 2009, an unrecognized loss of $28.6 million (pretax and after tax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and six months ended June 30, 2009 and 2008 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended June 30, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(1.7)	$25.6	$(16.5)	$7.9

The effect of the commodity futures contracts on the results of operations for the six months ended June 30, 2009 and 2008 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Gain (Loss)		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2009	2008	2009	2008

$(21.0)	$47.9	$(29.8)	$6.9

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

The effect of the net investment hedge on the results of operations for the three months ended June 30, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(20.7)	$(0.2)	N/A	$—	$—

The effect of the net investment hedge on the results of operations for the six months ended June 30, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2009	2008	OCI into Income	2009	2008

$(1.3)	$(24.4)	N/A	$—	$—

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

At June 30, 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $750 million related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended June 30, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$1.2	$0.8

The effect of the forward exchange contracts on the results of operations for the six months ended June 30, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2009	2008

Other expense	$11.8	$(30.3)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of June 30, 2009 and 2008:

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps			Receivables	$0.1
Interest rate swaps			Deposits, receivables, and other assets	1.8
Commodity futures contracts			Receivables	2.6
Commodity futures contracts			Deposits, receivables, and other assets	33.8
Total derivatives designated as hedging instruments		—		38.3

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	$5.5	Receivables	7.3
Foreign exchange contracts	Deposits, receivables, and other assets	0.3
Foreign exchange contracts	Other liabilities (current)	0.1
Total derivatives not designated as hedging instruments		5.9		7.3

Total asset derivatives		$5.9		$45.6

Liability Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps			Deposits, receivables, and other assets	$3.8
Commodity futures contracts	Other liabilities (current)	$28.6
Total derivatives designated as hedging instruments		28.6		3.8

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other liabilities (current)	13.9	Other liabilities (current)	0.4
Foreign exchange contracts			Other liabilities	7.2
Total derivatives not designated as hedging instruments		13.9		7.6

Total liability derivatives		$42.5		$11.4

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost (income) for the three months ended June 30, 2009 and 2008 were as follows:

	2009	2008

Service cost	$10.4	$12.2
Interest cost	53.2	55.3
Expected asset return	(69.0)	(81.3)

Amortization:
Loss	10.9	7.8
Prior service credit	(0.2)	(0.2)
Net amortization	10.7	7.6
Net periodic pension (income) cost	$5.3	$(6.2)

The components of the net periodic pension cost (income) for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008

Service cost	$20.3	$24.3
Interest cost	104.7	110.4
Expected asset return	(136.3)	(162.4)

Amortization:
Loss	21.8	15.5
Prior service credit	(0.4)	(0.4)
Net amortization	21.4	15.1
Net periodic pension (income) cost	$10.1	$(12.6)

The components of the net postretirement benefit cost for the three months ended June 30, 2009 and 2008 were as follows:

	2009	2008

Service cost	$0.5	$0.6
Interest cost	4.1	4.4

Amortization:
Prior service credit	(0.8)	(0.7)
Loss	0.9	1.5
Net amortization	0.1	0.8
Net postretirement benefit cost	$4.7	$5.8

The components of the net postretirement benefit cost for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008

Service cost	$0.9	$1.2
Interest cost	8.1	8.7

Amortization:
Prior service credit	(1.6)	(1.5)
Loss	1.9	3.1
Net amortization	0.3	1.6
Net postretirement benefit cost	$9.3	$11.5

12. Noncontrolling Interests

Effective January 1, 2009, the Company adopted the provisions of FAS No. 160.  FAS No. 160  establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary.  FAS No. 160 requires an entity to present consolidated net income attributable to the parent and to the noncontrolling interests separately on the face of the consolidated financial statements. FAS No. 160 clarifies that noncontrolling interests in a subsidiary should be accounted for as a component of equity separate from the parent’s equity, rather than in liabilities.  The format of the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2008, condensed consolidated cash flows for the six months ended June 30, 2008, and condensed consolidated balance sheets at June 30, 2008 and December 31, 2008 have been reclassified to conform to the new presentation under FAS No. 160 which is required to be applied retrospectively.  The cash flow presentation was also revised to reflect dividends paid to noncontrolling interests as a cash flow from financing activities.  Previously these cash flows had been reported as an operating activity.

13. New Accounting Standards

In December 2008, the FASB issued a FASB Staff Position on Statement of Financial Accounting Standards No. 132(R), “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”).  FSP FAS No. 132(R)-1 requires additional annual disclosures about the fair value of postretirement benefit plan assets to provide users of financial statements with useful, transparent and timely information about the asset portfolios.  FSP FAS No. 132(R)-1 is effective for years ending after December 15, 2009.  Adoption of FSP FAS No. 132(R)-1 will have no impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). This Statement amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity (VIE). FAS No. 167 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. FAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this Statement.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”). The Codification does not change current U.S. GAAP but reorganizes all authoritative literature in one place. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. This Statement only requires a change in disclosure and will not impact the Company’s consolidated financial statements.

14. Discontinued Operations

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

15.  Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the 7 3/8% , 8 ¼%, 6 ¾%, 6 ¾% Euro Senior Notes of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

100% owned subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and intercompany balances and transactions.

	June 30, 2009
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$114.2	$30.9	$981.3	$—	$1,126.4
Inventories		155.2	0.4	884.8	(1.4)	1,039.0
Other current assets		7.1	171.6	572.8	0.5	752.0
Total current assets	—	276.5	202.9	2,438.9	(0.9)	2,917.4
Investments in and advances to subsidiaries	2,369.7	3,436.9	(70.6)		(5,736.0)	—
Goodwill		560.8	9.4	1,720.6		2,290.8
Other non-current assets		139.2	87.7	524.4	2.4	753.7
Total other assets	2,369.7	4,136.9	26.5	2,245.0	(5,733.6)	3,044.5
Property, plant and equipment, net		621.0	46.4	1,984.9		2,652.3
Total assets	$2,369.7	$5,034.4	$275.8	$6,668.8	$(5,734.5)	$8,614.2

Current liabilities :
Accounts payable and accrued liabilities	$—	$322.2	$50.6	$1,038.0	$14.3	$1,425.1
Short-term loans and long-term debt due within one year	28.1	0.6		329.1		357.8
Total current liabilities	28.1	322.8	50.6	1,367.1	14.3	1,782.9
Long-term debt	250.0	1,951.9	18.2	1,064.3		3,284.4
Other non-current liabilities		45.7	551.3	858.3		1,455.3
Investments by and advances from parent		2,714.0	(344.3)	3,379.1	(5,748.8)	—
Share owners’ equity	2,091.6					2,091.6
Total liabilities and share owner’s equity	$2,369.7	$5,034.4	$275.8	$6,668.8	$(5,734.5)	$8,614.2

	December 31, 2008
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$67.2	$25.7	$895.9	$—	$988.8
Inventories		154.2	0.4	846.3	(1.4)	999.5
Other current assets		4.8	10.7	439.1	1.8	456.4
Total current assets	—	226.2	36.8	2,181.3	0.4	2,444.7
Investments in and advances to subsidiaries	2,288.7	2,767.9	210.1		(5,266.7)	—
Goodwill		560.8	9.5	1,637.2		2,207.5
Other non-current assets		170.7	60.2	448.6	(0.8)	678.7
Total other assets	2,288.7	3,499.4	279.8	2,085.8	(5,267.5)	2,886.2
Property, plant and equipment, net		641.4	44.3	1,959.9		2,645.6
Total assets	$2,288.7	$4,367.0	$360.9	$6,227.0	$(5,267.1)	$7,976.5

Current liabilities :
Accounts payable and accrued liabilities	$—	$321.3	$47.5	$1,066.0	$(0.4)	$1,434.4
Short-term loans and long-term debt due within one year		0.1		393.8		393.9
Total current liabilities	—	321.4	47.5	1,459.8	(0.4)	1,828.3
Long-term debt	500.0	1,397.4	18.2	1,015.8		2,931.4
Other non-current liabilities		58.9	595.8	777.4	(4.0)	1,428.1
Investments by and advances from parent		2,589.3	(300.6)	2,974.0	(5,262.7)	—
Share owners’ equity	1,788.7					1,788.7
Total liabilities and share owner’s equity	$2,288.7	$4,367.0	$360.9	$6,227.0	$(5,267.1)	$7,976.5

	June 30, 2008
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$150.6	$35.0	$1,252.8	$—	$1,438.4
Inventories		195.2	0.4	1,039.1	—	1,234.7
Other current assets		7.4	28.3	405.7		441.4
Total current assets	—	353.2	63.7	2,697.6	—	3,114.5
Investments in and advances to subsidiaries	3,947.6	3,660.7	(79.1)		(7,529.2)	—
Goodwill		560.8	9.5	1,976.3		2,546.6
Other non-current assets		152.5	627.5	594.0	(1.8)	1,372.2
Total other assets	3,947.6	4,374.0	557.9	2,570.3	(7,531.0)	3,918.8
Property, plant and equipment, net		632.7	45.3	2,325.7		3,003.7
Total assets	$3,947.6	$5,359.9	$666.9	$7,593.6	$(7,531.0)	$10,037.0

Current liabilities :
Accounts payable and accrued liabilities	$—	$305.4	$67.2	$1,302.9	$26.2	$1,701.7
Short-term loans and long-term debt due within one year		0.1		528.5		528.6
Total current liabilities	—	305.5	67.2	1,831.4	26.2	2,230.3
Long-term debt	500.0	1,396.5	18.7	1,347.3		3,262.5
Other non-current liabilities		31.2	260.1	809.1	(3.8)	1,096.6
Investments by and advances from parent		3,626.7	320.9	3,605.8	(7,553.4)	—
Share owners’ equity	3,447.6					3,447.6
Total liabilities and share owner’s equity	$3,947.6	$5,359.9	$666.9	$7,593.6	$(7,531.0)	$10,037.0

	Three months ended June 30, 2009
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$516.7	$—	$1,304.4	$(14.1)	$1,807.0
Manufacturing, shipping, and delivery		(399.7)	1.4	(1,029.5)	28.2	(1,399.6)
Gross profit	—	117.0	1.4	274.9	14.1	407.4
Research, engineering, selling, administrative, and other		(37.4)	(26.3)	(98.8)		(162.5)
Net intercompany interest	18.5	(19.0)	2.3	(1.8)		—
Other interest expense	(18.5)	(20.2)	(0.3)	(18.9)		(57.9)
Interest income		—	0.1	6.4		6.5
Equity earnings from subsidiaries	149.3	235.2	(20.4)		(364.1)	—
Other equity earnings		4.2	5.7	4.2		14.1
Other revenue		17.2	0.3	1.0	(14.1)	4.4
Earnings (loss) before income taxes	149.3	297.0	(37.2)	167.0	(364.1)	212.0
Provision for income taxes		(4.0)	(0.7)	(44.8)		(49.5)
Net earnings	149.3	293.0	(37.9)	122.2	(364.1)	162.5
Net earnings (loss) attributable to noncontrolling interests			3.4	(10.6)	(6.0)	(13.2)
Net earnings (loss) attributable to the Company	$149.3	$293.0	$(34.5)	$111.6	$(370.1)	$149.3

	Three months ended June 30, 2008
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$518.9	$—	$1,726.5	$(34.8)	$2,210.6
Manufacturing, shipping, and delivery		(440.5)	2.5	(1,301.2)	53.8	(1,685.4)
Gross profit	—	78.4	2.5	425.3	19.0	525.2
Research, engineering, selling, administrative, and other		11.7	(19.7)	(156.5)		(164.5)
Net intercompany interest	12.0	(26.3)	17.5	(3.2)		—
Other interest expense	(12.0)	(23.5)	(0.6)	(33.1)		(69.2)
Interest income		—	1.0	9.0		10.0
Equity earnings from subsidiaries	227.5	184.5	(17.0)		(395.0)	—
Other equity earnings		3.6	5.2	3.9		12.7
Other revenue		22.9	0.1	1.9	(18.5)	6.4
Earnings (loss) from continuing operations before income taxes	227.5	251.3	(11.0)	247.3	(394.5)	320.6
Provision for income taxes		(4.6)	(7.7)	(63.6)		(75.9)
Earnings (loss) from continuing operations	227.5	246.7	(18.7)	183.7	(394.5)	244.7
Net earnings of discontinued operations	3.8		3.8		(3.8)	3.8
Net earnings (loss)	231.3	246.7	(14.9)	183.7	(398.3)	248.5
Net (earnings) loss attributable to noncontrolling interest			4.7	(16.2)	(5.7)	(17.2)
Net earnings (loss) attributable to the Company	$231.3	$246.7	$(10.2)	$167.5	$(404.0)	$231.3

	Six months ended June 30, 2009
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$973.6	$—	$2,381.4	$(29.0)	$3,326.0
Manufacturing, shipping, and delivery		(782.4)	1.8	(1,897.7)	56.5	(2,621.8)
Gross profit	—	191.2	1.8	483.7	27.5	704.2
Research, engineering, selling, administrative, and other		(71.0)	(47.6)	(229.1)		(347.7)
Net intercompany interest	28.2	(39.9)	15.1	(3.4)		—
Other interest expense	(28.2)	(38.9)	(0.7)	(38.2)		(106.0)
Interest income		—	0.1	14.9		15.0
Equity earnings from subsidiaries	194.4	183.6	(41.5)		(336.5)	—
Other equity earnings		7.6	13.8	6.3		27.7
Other revenue		32.5	0.3	2.5	(26.5)	8.8
Earnings (loss) before income taxes	194.4	265.1	(58.7)	236.7	(335.5)	302.0
Provision for income taxes		(5.0)	(3.0)	(72.7)		(80.7)
Net (loss) earnings	194.4	260.1	(61.7)	164.0	(335.5)	221.3
Net earnings attributable to noncontrolling interests			6.1	(21.9)	(11.1)	(26.9)
Net earnings (loss) attributable to the Company	$194.4	$260.1	$(55.6)	$142.1	$(346.6)	$194.4

	Six months ended June 30, 2008
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,013.6	$—	$3,227.7	$(70.2)	$4,171.1
Manufacturing, shipping, and delivery		(859.7)	5.3	(2,438.6)	103.9	(3,189.1)
Gross profit	—	153.9	5.3	789.1	33.7	982.0
Research, engineering, selling, administrative, and other		(15.8)	(37.0)	(275.5)		(328.3)
Net intercompany interest	26.4	(49.7)	34.9	(11.6)		—
Other interest expense	(26.4)	(43.1)	(1.0)	(63.0)		(133.5)
Interest income		—	1.8	16.9		18.7
Equity earnings from subsidiaries	401.5	348.8	(41.2)		(709.1)	—
Other equity earnings		7.4	10.6	5.8		23.8
Other revenue		41.7	0.1	3.8	(32.6)	13.0
Earnings (loss) from continuing operations before income taxes	401.5	443.2	(26.5)	465.5	(708.0)	575.7
Provision for income taxes		(6.7)	(8.4)	(125.7)		(140.8)
Earnings (loss) from continuing operations	401.5	436.5	(34.9)	339.8	(708.0)	434.9
Net earnings of discontinued operations	7.9		7.9		(7.9)	7.9
Net earnings (loss)	409.4	436.5	(27.0)	339.8	(715.9)	442.8
Net earnings (loss) attributable to noncontrolling interest			5.4	(32.2)	(6.6)	(33.4)
Net earnings (loss) attributable to the Company	$409.4	$436.5	$(21.6)	$307.6	$(722.5)	$409.4

	Six months ended June 30, 2009
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$—	$95.9	$(62.3)	$226.3	$7.5	$267.4
Investing Activities:
Additions to property, plant, and equipment -		(23.3)	(3.6)	(97.2)		(124.1)
Advance to equity affiliate			1.6			1.6
Proceeds from sales		4.1		0.1		4.2
Cash provided by (utilized in) investing activities	—	(19.2)	(2.0)	(97.1)	—	(118.3)
Financing Activities:
Net distribution to OI Inc.	(301.8)					(301.8)
Change in intercompany transactions	301.8	(629.7)	225.1	111.5	(8.7)	—
Change in short term debt				(65.5)		(65.5)
Payments of long term debt		(448.3)	(0.5)	(75.1)		(523.9)
Borrowings of long term debt		1,010.0		60.4		1,070.4
Dividends paid to noncontrolling interests				(55.4)		(55.4)
Payment of finance fees		(11.8)				(11.8)
Net receipts for hedging activity		3.1		26.0		29.1
Cash provided by (utilized in) financing activities	—	(76.7)	224.6	1.9	(8.7)	141.1
Effect of exchange rate change on cash				7.5		7.5
Net change in cash	—	—	160.3	138.6	(1.2)	297.7
Cash at beginning of period		—	4.4	373.9	1.2	379.5
Cash at end of period	$—	—	$164.7	$512.5	$—	$677.2

	Six months ended June 30, 2008
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) operating activities	$—	$(18.2)	$(45.6)	$429.1	$10.5	$375.8
Investing Activities:
Additions to property, plant, and equipment -		(37.3)	(0.1)	(91.6)		(129.0)
Advance to equity affiliate			(13.3)			(13.3)
Proceeds from sales		0.2	(16.9)	0.1		(16.6)
Cash used in investing activities	—	(37.1)	(30.3)	(91.5)	—	(158.9)
Financing Activities:
Net distribution to OI Inc.	(345.1)					(345.1)
Change in intercompany transactions	345.1	55.3	50.8	(443.9)	(7.3)	—
Change in short term debt				43.2		43.2
Payments of long term debt		(35.0)	(0.4)	(469.0)		(504.4)
Borrowings of long term debt		35.0		601.8		636.8
Dividends paid to noncontrolling interests				(41.6)		(41.6)
Net payments for hedging activity				(46.8)		(46.8)
Cash provided by (utilized in) financing activities	—	55.3	50.4	(356.3)	(7.3)	(257.9)
Effect of exchange rate change on cash				19.3		19.3
Net change in cash	—	—	(25.5)	0.6	3.2	(21.7)
Cash at beginning of period		—	43.8	343.2	0.7	387.7
Cash at end of period	$—	—	$18.3	$343.8	$3.9	$366.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three and six months ended June 30, 2009 and 2008.  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended June 30,		Six months ended June 30,
Net Sales:	2009	2008	2009	2008
Europe	$793.9	$1,045.7	$1,406.8	$1,934.6
North America	560.5	606.3	1,054.7	1,137.2
South America	249.9	294.1	463.9	548.3
Asia Pacific	192.7	242.3	374.8	492.3

Reportable segment totals	1,797.0	2,188.4	3,300.2	4,112.4
Other	10.0	22.2	25.8	58.7
Net Sales	$1,807.0	$2,210.6	$3,326.0	$4,171.1

	Three months ended June 30,		Six months ended June 30,
Segment Operating Profit:	2009	2008	2009	2008

Europe	$120.4	$195.8	$164.6	$343.4
North America	103.1	68.1	165.8	123.5
South America	57.0	85.5	117.0	159.1
Asia Pacific	11.4	40.7	36.4	86.2
Reportable segment totals	291.9	390.1	483.8	712.2

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(23.3)	(2.1)	(35.2)	(0.6)
Restructuring and asset impairments	(5.2)	(8.2)	(55.6)	(21.1)
Interest income	6.5	10.0	15.0	18.7
Interest expense	(57.9)	(69.2)	(106.0)	(133.5)
Earnings from continuing operations before income taxes	212.0	320.6	302.0	575.7
Provision for income taxes	(49.5)	(75.9)	(80.7)	(140.8)
Earnings from continuing operations	162.5	244.7	221.3	434.9
Gain on sale of discontinued operations		3.8		7.9
Net earnings	162.5	248.5	221.3	442.8
Net earnings attributable to noncontrolling interests	(13.2)	(17.2)	(26.9)	(33.4)
Net earnings attributable to the Company	$149.3	$231.3	$194.4	$409.4

Net earnings from continuing operations attributable to the Company	$149.3	$227.5	$194.4	$401.5

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended June 30, 2009 and 2008

Net sales were $403.6 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

Segment Operating Profit for reportable segments was $98.2 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from higher unabsorbed fixed costs of approximately $95 million, as compared to the second quarter of 2008, primarily from production curtailments as well as inflationary cost increases. Partially offsetting these costs were higher selling prices, improved mix, and savings of approximately $38 million from permanent curtailment of plant capacity and realignment of selected operations.

Interest expense for the second quarter of 2009 was $57.9 million compared with $69.2 million for the second quarter of 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May tender for OI Inc.’s 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the second quarter of 2009 decreased $16.5 million from the second quarter of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest income for the second quarter of 2009 was $6.5 million compared with $10.0 million for the second quarter of 2008.

Net earnings from continuing operations attributable to the Company for 2009 were $149.3 million compared with $227.5 million for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $10.4 million and decreased net earnings in 2008 by $4.2 million.

Capital spending for property, plant and equipment was $77.5 million for 2009 compared with $83.6 million for 2008.

Executive Overview — Six Months ended June 30, 2009 and 2008

Net sales were $845.1 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

Segment Operating Profit for reportable segments was $228.4 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from higher unabsorbed fixed costs of approximately $195 million, as compared to the first half of 2008, primarily from production curtailments as well as inflationary cost increases. Partially offsetting these costs were higher selling prices and savings from permanent curtailment of plant capacity and realignment of selected operations.

Interest expense for the first six months of 2009 was $106.0 million compared with $133.5 million for the first six months of 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May tender for OI Inc.’s 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first six months of 2009 decreased $32.7 million from the first six months of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement, lower average debt balances, as well as favorable foreign currency exchange rates.

Interest income for the first six months of 2009 was $15.0 million compared with $18.7 million for the first six months of 2008.

Net earnings from continuing operations attributable to the Company for 2009 were $194.4 million compared with $401.5 million for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $58.1 million and decreased net earnings in 2008 by $13.9 million.

Capital spending for property, plant and equipment was $124.1 million for 2009 compared with $129.0 million for 2008.

Results of Operations —Second Quarter of 2009 compared with Second Quarter of 2008

Net Sales

The Company’s net sales in the second quarter of 2009 were $1,807.0 million compared with $2,210.6 million for the second quarter of 2008, a decrease of $403.6 million, or 18.3%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$2,188.4
Decreased sales volume	$(271.0)
Net effect of price and mix	88.0
Effects of changing foreign currency rates	(208.4)
Total effect on net sales		(391.4)
Net sales - 2009		$1,797.0

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

Segment Operating Profit of reportable segments in the second quarter of 2009 was $291.9 million compared to $390.1 million for the second quarter of 2008, a decrease of $98.2 million, or 25.1%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$390.1
Decreased sales volume	$(94.0)
Net effect of price and mix	88.0
Effects of changing foreign currency rates	(23.0)
Manufacturing and delivery	(64.0)
Operating expenses	2.0
Other	(7.2)
Total net effect on Segment Operating Profit		(98.2)
Segment Operating Profit - 2009		$291.9

Interest Expense

Interest expense for the second quarter of 2009 was $57.9 million compared with $69.2 million for the second quarter of 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May tender for OI Inc.’s 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the second quarter of 2009 decreased $16.5 million from the second quarter of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest Income

Interest income for the second quarter of 2009 was $6.5 million compared with $10.0 million for the second quarter of 2008.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the second quarter of 2009 was $13.2 million compared with $17.2 million in the second quarter of 2008.

Results of Operations –First six months of 2009 compared with first six months of 2008

Net Sales

The Company’s net sales in the first six months of 2009 were $3,326.0 million compared with $4,171.1 million for the first six months of 2008, a decrease of $845.1 million, or 20.3%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$4,112.4
Decreased sales volume	$(567.0)
Net effect of price and mix	209.0
Effects of changing foreign currency rates	(454.2)
Total effect on net sales		(812.2)
Net sales - 2009		$3,300.2

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

Segment Operating Profit of reportable segments in the first six months of 2009 was $483.8 million compared to $712.2 million for the first six months of 2008, a decrease of $228.4 million, or 32.1%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$712.2
Decreased sales volume	$(188.0)
Net effect of price and mix	209.0
Effects of changing foreign currency rates	(52.0)
Manufacturing and delivery	(197.0)
Operating expenses	(1.0)
Other	0.6
Total net effect on Segment Operating Profit		(228.4)
Segment Operating Profit - 2009		$483.8

Interest Expense

Interest expense for the first six months of 2009 was $106.0 million compared with $133.5 million for the first six months of 2008.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May tender for OI Inc.’s 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first six months of 2009 decreased $32.7 million from the first six months of 2008.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement, lower average debt balances, as well as favorable foreign currency exchange rates.

Interest Income

Interest income for the first six months of 2009 was $15.0 million compared with $18.7 million for the first six months of 2008.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first six months of 2009 was $26.9 million compared with $33.4 million in the first six months of 2008.

Provision for Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2009 was 26.7%, compared with 24.5% for the first six months of 2008. The Company expects that the full year effective tax rate will be comparable to the 24.0% effective tax rate for 2008 for continuing operations excluding the separately taxed items.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the second quarter of 2009 was $23.3 million compared with $2.1 million for the second quarter of 2008, and $35.2 million for the first six months of 2009 compared with $0.6 million for the first six months of 2008.  The increased expense in 2009 is mainly attributable to increased employee benefit costs. The increase is also due to lower royalty income and favorable items in 2008 that did not recur in 2009.

Restructuring and Asset Impairments

During the second quarter of 2009, the Company recorded charges totaling $5.2 million (pretax and after tax), for restructuring and asset impairment.  The total of all such charges for the six months ended June 30, 2009 was $55.6 million ($52.9 million after tax).  The charges reflect the additional decisions reached in the Company’s ongoing strategic review of its global manufacturing footprint. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Charges for similar actions during the second quarter of 2008 totaled $8.2 million ($4.2 million after tax amount attributable to the Company). The total of all such charges for the six months ended June 30, 2008 was $21.1 million ($13.9 million after tax amount attributable to the Company).  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

During the first six months of 2008, the Company also recorded an additional $0.9 million (pretax and after tax), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

Discontinued Operations

The gain on sale of discontinued operations of $7.9 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

The Company’s total debt at June 30, 2009 was $3.64 billion, compared with $3.33 billion at December 31, 2008 and $3.79 billion at June 30, 2008.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At June 30, 2009, the Agreement included a $900.0 million revolving credit facility, a 225.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $191.5 million term loan and a €191.5 million term loan, each of which has a final maturity date of June 14, 2013.

As a result of the bankruptcy of Lehman Brothers Holdings Inc. and several of its subsidiaries, the Company believes that the maximum amount available under the revolving credit facility was reduced by $32.3 million.  After further deducting amounts attributable to letters of credit and overdraft facilities that are supported by the revolving credit facility, at June 30, 2009 the Company’s subsidiary borrowers had unused credit of $799.4 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at June 30, 2009 was 2.57%.

During May 2009, a subsidiary of the Company issued senior notes with a face value of $600.0 million issued at 96.72% of face value for an effective interest rate of 8.00%.  The notes bear interest at 7.375% and are due May 15, 2016.  The notes are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting commissions and expenses from the notes, approximated $568 million and were used to purchase in a tender offer $221.9 million of the $250 million principal amount of OI Inc.’s 7.50% Senior Debentures due May 2010 and to reduce borrowings under the revolving credit facility.  The balance of the proceeds increased cash.  As a part of the issuance of these notes and the related tender offer, the Company recorded in the second quarter of 2009 additional interest charges of $5.2 million for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement on the notes.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 85 million Australian dollars and 25 million New Zealand dollars that expire January 2010 and October 2009, respectively.

Information related to the Company’s accounts receivable securitization programs is as follows:

	June 30,	Dec. 31,	June 30,
	2009	2008	2008

Balance (included in short-term loans)	$289.5	$293.7	$437.9

Weighted average interest rate	2.18%	5.31%	5.72%

Cash provided by operating activities in the first six months of 2009 was $267.4 million compared with $375.8 million in the prior year. The decrease is mainly attributable to lower net earnings, increased payments for restructuring activities, and increased pension contributions partially offset by lower working capital balances, and lower interest payments.  Cash flows from operating activities will continue to be affected by payments for restructuring activities.

Based on exchange rates at June 30, 2009, the Company expects to contribute approximately $75 million to $80 million to its non-U.S. defined benefit pension plans in 2009, compared with $61.2 million in 2008.  The Company is not required to make cash contributions to the U.S. defined benefit pension plans during 2009.  Contributions in 2010 are dependent on future asset returns and discount rates which the Company is unable to predict.  However, based on a reasonably wide range of possible future asset returns and discount rates through the end of 2009, the Company believes that contributions to its non-U.S. plans will be moderately higher in 2010 and that it will not be required to make contributions to its U.S. plans in 2010.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Capital spending for property, plant and equipment was $124.1 million compared with $129.0 million in the prior year.  The Company capitalized $16.4 million and $10.7 million in 2009 and 2008, respectively, under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for 2008 was $361.7 million.  Based on current exchange rates, total capital spending for 2009 is expected to be up to $440 million depending on market conditions.

As of June 30, 2009, the Company had $677.2 million in cash and cash equivalents.  The increase over the December 31, 2008 balance of $379.5 million largely represents additional funds provided by the second quarter financing activities described above.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund liquidity requirements.  Approximately 25% of the cash at June 30, 2009, is held in Venezuela where government restrictions on transfers of cash out of the country limit the Company’s ability to immediately access cash at the government’s official exchange rate of 2.15 bolivars to the U.S. dollar.  The Company has been able to obtain U.S. dollars at the official rate to pay for the majority of its key raw materials and other imports.  However, in 2009, the Venezuelan government has significantly slowed the process of exchanging bolivars to U.S. dollars at the official rate.  As a result, the Company’s cash balance in Venezuela has grown as earnings accumulate.  The Company could access the cash in Venezuela more quickly through a market-driven parallel exchange process which, at June 30, 2009, valued the bolivar about 70% lower than the official exchange rate.  While the Company will continue to pursue currency exchange at the official rate to pay for its imports and to remit earnings, it will also continue to monitor conditions in Venezuela and may elect to obtain dollars through the parallel market in the future.

OI Inc. has substantial obligations related to semiannual interest payments on $278.1 million of outstanding public debt securities.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments were $84.2 million and $103.6 million for the six months ended June 30, 2009 and 2008, respectively.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term (twelve-months) or long-term basis.

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

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at June 30, 2009 totaled $2,652.3 million, representing 31% of total assets.  Depreciation expense for the six months ended June 30, 2009 totaled $182.2 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

Impairment of Long-Lived Assets

Property, Plant, and Equipment — The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a geographic region.  The Company evaluates the recoverability of PP&E based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.  PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  The review is ongoing into 2009.  As an initial result of this review, during 2009, 2008, and 2007, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities.  It is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of June 30, 2009, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment.  For additional information on charges recorded in 2009, 2008 and 2007, see Note 9 to the Condensed Consolidated Financial Statements.

Goodwill — Goodwill at June 30, 2009 totaled $2,290.8 million, representing 27% of total assets.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2008, the weighted average discount rate for all plans was 6.29%.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2009, the Company’s estimated weighted average expected long-term rate of return on plan assets is 7.7% compared to 8.1% in 2008.  The Company recorded pension expense (income) of $10.1 million and $(12.6) million for the six months ended June 30, 2009 and 2008, respectively, from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $20 million of pension expense for the full year of 2009.

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

Recognition of Funded Status — General accounting principles for pension benefit plans require employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2008, the Accumulated Other Comprehensive Loss component of share owners’ equity was increased by $1,080.1 million ($1,025.0 million after tax) to reflect a net decrease in the funded status of the Company’s plans at that date.

Income Taxes

The Company accounts for income taxes as required by general accounting principles under which deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates.

Management judgment is required in determining income tax expense and the related balance sheet amounts.  In addition, judgments are required concerning the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. For the six months ended June 30, 2009, the Company’s estimated unrecognized tax benefits increased by $10.6 million related to tax positions taken in prior years in non-U.S. jurisdictions.

Deferred tax assets are also recorded for operating losses and tax credit carryforwards. However, a valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is dependent upon projected profitability including the effects of tax planning.  Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses.  In the U.S., the Company has recorded significant deferred tax assets, the largest of which relate to foreign and other tax credits, the accrued liability for asbestos-related costs that are not deductible until paid, and the pension liability.   The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation.  The Company has recorded a valuation allowance for the portion of U.S. deferred tax assets not offset by deferred tax liabilities.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As described in the Form 10-K, the Company is subject to foreign currency exchange rate risk with respect to earnings of operations outside the United States.   In Venezuela, where currency restrictions have been in effect for a number of years, the government controls all exchanges of bolivars into U.S. dollars at the official rate, which has remained fixed at its current level since early 2005.  In 2009, increased restrictions in the currency exchange process, combined with a general decline in economic conditions, are contributing to a growing shortage of U.S. dollars available for exchange at the official rate.  In addition, inflation in Venezuela is continuing at an accelerated rate.  If the Venezuelan government were to devalue the bolivar, or if the Venezuelan economy were to be designated as highly inflationary according to generally accepted accounting principles, reported results of the Company’s Venezuelan operations, which represented approximately one-third of the South American Segment’s operating profit for the full year 2008, would be adversely impacted.

There have been no other material changes in market risk at June 30, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at June 30, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

OWENS-ILLINOIS GROUP, INC.

Date	August 7, 2009	By	/s/ Edward C. White
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