Form 10-Q
period 2010-03-31
OWENS-ILLINOIS GROUP INC
filed 2010-04-29
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2010

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

Owens-Illinois Group, Inc. $.01 par value common stock — 100 shares at March 31, 2010.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois Group, Inc. (“the Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended March 31,
	2010	2009

Net sales	$1,582.5	$1,519.0
Manufacturing, shipping, and delivery expense	(1,271.7)	(1,222.2)

Gross profit	310.8	296.8

Selling and administrative expense	(121.0)	(118.5)
Research, development, and engineering expense	(13.9)	(13.9)
Interest expense	(55.6)	(48.1)
Interest income	4.4	8.5
Equity earnings	12.5	13.6
Royalties and net technical assistance	3.8	2.8
Other income	1.1	1.6
Other expense	(13.5)	(52.8)

Earnings from continuing operations before income taxes	128.6	90.0

Provision for income taxes	(34.2)	(31.2)

Net earnings	94.4	58.8

Earnings attributable to noncontrolling interests	(9.1)	(13.7)

Net earnings attributable to the Company	$85.3	$45.1

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in millions)

	March 31,	December 31,	March 31,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$521.4	$811.7	$362.3
Short-term investments, at cost which approximates market	0.6	0.9	15.9
Receivables, less allowances for losses and discounts ($34.8 at March 31, 2010, $36.5 at December 31, 2009, and $35.2 at March 31, 2009)	1,048.0	1,004.2	945.5
Inventories	902.1	900.3	1,044.8
Prepaid expenses	64.6	79.6	48.4

Total current assets	2,536.7	2,796.7	2,416.9

Investments and other assets:
Equity investments	116.3	114.3	105.3
Repair parts inventories	131.5	125.1	134.5
Prepaid pension	41.6	46.3
Deposits, receivables, and other assets	502.4	521.7	478.2
Goodwill	2,346.7	2,381.0	2,130.3

Total other assets	3,138.5	3,188.4	2,848.3

Property, plant, and equipment, at cost	6,510.2	6,618.9	5,711.0
Less accumulated depreciation	3,813.7	3,876.6	3,224.6

Net property, plant, and equipment	2,696.5	2,742.3	2,486.4

Total assets	$8,371.7	$8,727.4	$7,751.6

CONDENSED CONSOLIDATED BALANCE SHEETS — continued

	March 31,	December 31,	March 31,
	2010	2009	2009

Liabilities and Share Owner’s Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$283.1	$352.0	$353.6
Accounts payable	825.6	863.2	754.4
Other liabilities	614.9	644.1	554.1

Total current liabilities	1,723.6	1,859.3	1,662.1

Long-term debt	3,184.9	3,257.5	2,964.0

Deferred taxes	175.1	186.3	138.6

Pension benefits	553.0	577.6	703.4

Nonpension postretirement benefits	268.4	266.7	234.4

Other liabilities	328.9	358.5	332.4

Share owners’ equity:
The Company’s share owner’s equity:
Common stock, par value $.01 per share 1,000 shares authorized, 100 shares issued and outstanding	—	—	—
Other contributed capital	612.6	782.8	915.3
Retained earnings	2,616.4	2,531.1	2,261.6
Accumulated other comprehensive loss	(1,300.8)	(1,290.6)	(1,700.4)
Total share owner’s equity of the Company	1,928.2	2,023.3	1,476.5
Noncontrolling interests	209.6	198.2	240.2
Total share owners’ equity	2,137.8	2,221.5	1,716.7
Total liabilities and share owners’ equity	$8,371.7	$8,727.4	$7,751.6

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

 (Dollars in millions)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$94.4	$58.8
Net earnings attributable to noncontrolling interests	(9.1)	(13.7)
Non-cash charges (credits):
Depreciation	90.0	88.4
Amortization of intangibles and other deferred items	6.2	4.3
Amortization of finance fees and debt discount	2.9	2.4
Deferred tax provision (benefit)	(0.8)	10.5
Restructuring and asset impairment		50.4
Other	58.5	32.8
Cash paid for restructuring activities	(18.9)	(20.2)
Change in non-current operating assets	(11.8)	(2.4)
Change in non-current liabilities	(13.1)	(31.3)
Change in components of working capital	(139.8)	(173.7)
Cash provided by operating activities	58.5	6.3
Cash flows from investing activities:
Additions to property, plant, and equipment	(96.8)	(46.6)
Advances to equity affiliate - net		1.6
Acquisitions, net of cash paid	(25.8)
Change in short-term investments	0.3
Net cash proceeds from divestitures and asset sales	0.2	0.1
Cash utilized in investing activities	(122.1)	(44.9)
Cash flows from financing activities:
Additions to long-term debt		274.9
Repayments of long-term debt	(4.2)	(183.6)
Decrease in short-term loans	(49.3)	(17.6)
Net receipts for hedging activity	12.0	4.4
Dividends paid to noncontrolling interests	(5.8)	(17.0)
Distributions to parent	(176.0)	(30.8)
Cash provided by (utilized in) financing activities	(223.3)	30.3
Effect of exchange rate fluctuations on cash	(3.4)	(8.9)
Increase in cash	(290.3)	(17.2)
Cash at beginning of period	811.7	379.5
Cash at end of period	$521.4	$362.3

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

2.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2010	2009	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$144.8
Term Loans:
Term Loan A (160.0 million AUD at March 31, 2010)	146.3	143.9	154.2
Term Loan B	189.5	189.5	191.5
Term Loan C (110.8 million CAD at March 31, 2010)	108.7	105.4	87.8
Term Loan D (€189.5 million at March 31, 2010)	253.9	273.5	253.2
Senior Notes:
8.25%, due 2013	459.7	460.4	460.0
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	301.5	324.7	297.4
7.375%, due 2016	582.8	582.1
6.875%, due 2017 (€300 million)	401.9	432.9	396.6
Payable to OI Inc.	278.1	278.3	507.5
Other	110.8	116.5	87.9
Total long-term debt	3,233.2	3,307.2	2,980.9
Less amounts due within one year	48.3	49.7	16.9
Long-term debt	$3,184.9	$3,257.5	$2,964.0

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At March 31, 2010, the Company’s subsidiary borrowers had unused credit of $766.1 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2010 was 2.42%.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars that expires November 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Balance (included in short-term loans)	$228.7	$289.0	$255.2

Weighted average interest rate	2.57%	2.52%	3.72%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at March 31, 2010 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)

Senior Notes:
8.25%, due 2013	$450.0	101.75	$457.9
6.75%, due 2014	400.0	102.13	408.5
6.75%, due 2014 (€225 million)	301.5	102.37	308.7
7.375%, due 2016	600.0	105.00	630.0
6.875%, due 2017 (€300 million)	401.9	101.33	407.3

Payable to OI Inc.	278.1	104.42	290.4

3.  Supplemental Cash Flow Information

	Three months ended March 31,
	2010	2009

Interest paid in cash	$44.6	$27.2

Income taxes paid in cash	10.3	37.5

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2010 and 2009 is as follows:

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests

Balance on January 1, 2010	$2,221.5	$782.8	$2,531.1	$(1,290.6)	$198.2
Net distribution to parent	(170.2)	(170.2)
Comprehensive income:
Net earnings	94.4		85.3		9.1
Foreign currency translation adjustments	(35.8)			(36.0)	0.2
Pension and other postretirement benefit adjustments, net of tax	31.7			31.7
Change in fair value of derivative instruments, net of tax	(5.9)			(5.9)
Total comprehensive income	84.4
Noncontrolling interests’ share of acquisition	7.9				7.9
Dividends paid to noncontrolling interests on subsidiary common stock	(5.8)				(5.8)
Balance on March 31, 2010	$2,137.8	$612.6	$2,616.4	$(1,300.8)	$209.6

		Share Owner’s Equity of the Company
	Total Share Owners’ Equity	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance on January 1, 2009	$1,788.7	$940.0	$2,216.5	$(1,620.6)	$252.8
Net distribution to parent	(24.7)	(24.7)
Comprehensive income:
Net earnings	58.8		45.1		13.7
Foreign currency translation adjustments	(93.6)			(84.3)	(9.3)
Pension and other postretirement benefit adjustments, net of tax	10.5			10.5
Change in fair value of derivative instruments, net of tax	(6.0)			(6.0)
Total comprehensive loss	(30.3)
Dividends paid to noncontrolling interests on subsidiary common stock	(17.0)				(17.0)
Balance on March 31, 2009	$1,716.7	$915.3	$2,261.6	$(1,700.4)	$240.2

5.  Inventories

Major classes of inventory are as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Finished goods	$742.3	$741.5	$875.6
Raw materials	109.9	107.4	116.9
Operating supplies	49.9	51.4	52.3

	$902.1	$900.3	$1,044.8

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

As of March 31, 2010, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 6,700 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2009, approximately 79% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 20% of plaintiffs specifically plead damages of $15 million or less, and fewer than 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI

Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of March 31, 2010 there are approximately 800 claims against other defendants which are likely to be asserted some time in the future against OI Inc. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of March 31, 2010, has disposed of the asbestos claims of approximately 379,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,600.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $30.7 million at March 31, 2010 ($36.3 million at December 31, 2009) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

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

OI Inc. has continued to monitor trends that may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc. The material components of OI Inc.’s accrued liability are based on amounts determined by OI Inc. in connection with its annual comprehensive review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: : (i) the liability for asbestos claims already asserted against OI Inc.; (ii) the liability for preexisting but unasserted asbestos claims for prior periods arising under its administrative claims-handling agreements with various plaintiffs’ counsel; (iii) the liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes will be asserted in the next several years; and (iv) the legal defense costs likely to be incurred in connection with the foregoing types of claims.

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

As noted above, OI Inc. conducts a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then OI Inc. will record an appropriate charge to increase the accrued liability.  OI Inc. believes that a reasonable estimation of the probable amount of the liability for claims not yet asserted against the OI Inc. is not possible beyond a period of several years.  Therefore, while the results of future annual comprehensive reviews cannot be determined, OI Inc. expects the addition of one year to the estimation period will result in an annual charge.

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

The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

Segment Operating Profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information for the three-month periods ended March 31, 2010 and 2009 regarding the Company’s reportable segments is as follows:

	2010	2009
Net sales:
Europe	$668.1	$612.9
North America	443.7	494.3
South America	210.9	214.0
Asia Pacific	250.5	182.0

Reportable segment totals	1,573.2	1,503.2
Other	9.3	15.8
Net sales	$1,582.5	$1,519.0

	2010	2009
Segment Operating Profit:
Europe	$56.4	$44.2
North America	63.3	62.7
South America	41.7	60.0
Asia Pacific	36.8	25.0
Reportable segment totals	198.2	191.9

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(18.4)	(11.9)
Restructuring and asset impairments	—	(50.4)
Interest income	4.4	8.5
Interest expense	(55.6)	(48.1)
Earnings before income taxes	$128.6	$90.0

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Total assets:
Europe	$3,617.7	$3,852.3	$3,487.6
North America	1,959.2	1,899.8	1,888.0
South America	875.4	855.9	925.9
Asia Pacific	1,683.4	1,683.0	1,245.1
Reportable segment totals	8,135.7	8,291.0	7,546.6
Other	236.0	436.4	205.0
Consolidated totals	$8,371.7	$8,727.4	$7,751.6

8. Other Expense

Other expense for the first quarter of 2010 includes approximately $8 million of losses recognized by the Company to revalue its net monetary assets in Venezuela as the parallel market rate continued to devalue since December 31, 2009.  See Note 13 for additional information.

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflected the decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 9 for additional information.

9.  Restructuring Accruals

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008, and 2009 charges, amounting to $401.3 million ($333.1 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations will result in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

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

2009

During 2009, the Company recorded charges totaling $213.6 million ($182.8 million after tax amount attributable to the Company), for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2010.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Balance at December 31, 2009	94.3	—	25.8	120.1
Net cash paid, principally severance and related benefits	(17.9)		(1.0)	(18.9)
Other, principally foreign exchange translation	(1.1)			(1.1)
Balance at March 31, 2010	$75.3	$—	$24.8	$100.1

10. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company records derivative assets and liabilities at fair value and classifies them as Level 2 in the fair value hierarchy.

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

As of March 31, 2010, the balance of unamortized proceeds from terminated interest rate swaps included in long-term debt is $9.7 million.

The effect of the interest rate swaps on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009

Interest Rate Swaps		$(4.0)
Related long-term debt		4.0
Amortization of terminated interest rate swaps	$0.9
Net impact on interest expense	$0.9	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At March 31, 2010, the Company had entered into commodity futures contracts covering approximately 5,200,000 MM BTUs over that period.  The volume of natural gas covered by commodity futures contracts is lower than prior periods because the renegotiation of several large customer contracts in North America reduced the Company’s exposure to gas price volatility through provisions that pass the price of natural gas to the customer.

The Company accounts for the above futures contracts as cash flow hedges at March 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At March 31, 2010, an unrecognized loss of $7.2 million (pretax and after tax) related to the commodity futures contracts was included in

Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2010 and 2009 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

		Amount of Gain (Loss)
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2010	2009	2010	2009

$(7.2)	$(19.3)	$(1.3)	$(13.3)

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

The effect of the net investment hedge on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
Amount of Gain		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2010	2009	OCI into Income	2010	2009

$23.5	$19.4	N/A	$—	$—

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

At March 31, 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $590 million related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended March 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009

Other expense	$22.9	$10.5

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (1) receivables if the instrument has a positive fair value and maturity within one year, (2) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (3) accounts payable and other current liabilities if the instrument has a negative fair value and maturity within one year, and (4) other liabilities if the instrument has a negative fair value and maturity after one year.  The following table shows the amount and classification of the Company’s derivatives as of March 31, 2010 and 2009:

	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives:
Derivatives designated as hedging instruments
Interest rate swaps		$—	Deposits, receivables, and other assets	$25.4
Total derivatives designated as hedging instruments		—		25.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Receivables	15.6	Receivables	25.5
Foreign exchange contracts			Deposits, receivables, and other assets	2.8
Total derivatives not designated as hedging instruments		15.6		28.3

Total asset derivatives		$15.6		$53.7

Liability Derivatives:
Derivatives designated as hedging instruments
Commodity futures contracts	Other liabilities (current)	$7.2	Other liabilities (current)	$42.5
Commodity futures contracts			Other liabilities	0.9
Total derivatives designated as hedging instruments		7.2		43.4

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other liabilities (current)	1.4	Receivables	0.2
Foreign exchange contracts			Other liabilities (current)	3.7
Foreign exchange contracts			Deposits, receivables, and other assets	2.8
Total derivatives not designated as hedging instruments		1.4		6.7

Total liability derivatives		$8.6		$50.1

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Service cost	$11.6	$9.9
Interest cost	52.9	51.5
Expected asset return	(68.3)	(67.3)

Amortization:
Prior service credit	(0.2)	(0.2)
Actuarial loss	22.8	10.9

Net amortization	22.6	10.7

Net periodic pension cost	$18.8	$4.8

The components of the net postretirement benefit cost for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Service cost	$0.6	$0.4
Interest cost	4.0	4.0

Amortization:
Prior service credit	(0.8)	(0.8)
Actuarial loss	1.3	1.0

Net amortization	0.5	0.2

Net postretirement benefit cost	$5.1	$4.6

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available.  Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on the Company’s other postretirement benefit plans.  Accordingly, a remeasurement of the Company’s postretirement benefit obligation is not required at this time.  The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.

12.  Business Combination

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers and employs approximately 230 people.

13.  Venezuelan Operations

Beginning January 1, 2010, Venezuela’s economy is considered to be highly inflationary for accounting purposes.  Accordingly, the Company has adopted the U.S. dollar as the functional currency for its Venezuelan operations.  All bolivar-denominated transactions, as well as monetary assets and liabilities, are remeasured at the end of each reporting period into U.S. dollars using the parallel market rate at that date.  The Company has elected to use the parallel market rate to remeasure its Venezuelan operations due to the continued restrictions on currency exchange in Venezuela at the official rates.

The use of the parallel market rate for remeasurement in Venezuela resulted in a reduction to the South American segment operating profit compared to the first quarter of 2009 as bolivar-denominated revenues and costs of the Company’s Venezuelan operations were translated into fewer U.S. dollars at the parallel market rate compared to the 2.15 official rate used for translation in 2009.  Additionally, the adoption of the U.S. dollar as the functional currency in Venezuela decreased the South American segment operating profit as the remeasurement of the net monetary assets of the Company’s Venezuelan operations was negatively impacted by a 17% devaluation of the parallel market rate during the first quarter of 2010.

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

	March 31, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet

Current assets:
Accounts receivable	$—	$104.2	$72.3	$871.6	$(0.1)	$1,048.0
Inventories		154.3	0.5	747.9	(0.6)	902.1
Other current assets		59.1	44.8	482.5	0.2	586.6

Total current assets	—	317.6	117.6	2,102.0	(0.5)	2,536.7

Investments in and advances to subsidiaries	2,206.3	3,509.9	(315.9)		(5,400.3)	—

Goodwill		560.8	9.5	1,776.5	(0.1)	2,346.7

Other non-current assets		140.3	95.6	553.2	2.7	791.8

Total other assets	2,206.3	4,211.0	(210.8)	2,329.7	(5,397.7)	3,138.5

Property, plant and equipment, net		605.9	40.9	2,049.7		2,696.5

Total assets	$2,206.3	$5,134.5	$(52.3)	$6,481.4	$(5,398.2)	$8,371.7

Current liabilities :
Accounts payable and accrued liabilities	$—	$383.5	$27.9	$1,028.3	$0.8	$1,440.5
Short-term loans and long-term debt due within one year	28.1	0.1		255.0	(0.1)	283.1

Total current liabilities	28.1	383.6	27.9	1,283.3	0.7	1,723.6

Long-term debt	250.0	1,933.4	17.5	984.0		3,184.9
Other non-current liabilities		66.4	447.2	812.0	(0.2)	1,325.4
Investments by and advances from parent		2,751.1	(544.9)	3,192.5	(5,398.7)	—
Total share owners’ equity of the Company	1,928.2					— 1,928.2
Noncontrolling interests				209.6		209.6

Total liabilities and share owner’s equity	$2,206.3	$5,134.5	$(52.3)	$6,481.4	$(5,398.2)	$8,371.7

	December 31, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet

Current assets:
Accounts receivable	$—	$73.1	$(8.7)	$939.8	$—	$1,004.2
Inventories		141.0	0.5	759.3	(0.5)	900.3
Other current assets		74.4	257.5	560.2	0.1	892.2

Total current assets	—	288.5	249.3	2,259.3	(0.4)	2,796.7

Investments in and advances to subsidiaries	2,301.4	3,483.0	(19.5)		(5,764.9)	—

Goodwill		560.8	9.5	1,810.7		2,381.0

Other non-current assets		137.4	88.7	578.8	2.5	807.4

Total other assets	2,301.4	4,181.2	78.7	2,389.5	(5,762.4)	3,188.4

Property, plant and equipment, net		606.2	40.6	2,095.5		2,742.3
Total assets	$2,301.4	$5,075.9	$368.6	$6,744.3	$(5,762.8)	$8,727.4

Current liabilities :
Accounts payable and accrued liabilities	$—	$369.2	$46.8	$1,092.0	$(0.7)	$1,507.3
Short-term loans and long-term debt due within one year	28.1	0.3		323.5	0.1	352.0
Total current liabilities	28.1	369.5	46.8	1,415.5	(0.6)	1,859.3

Long-term debt	250.0	1,956.7	17.7	1,033.1		3,257.5
Other non-current liabilities		79.6	474.7	834.9	(0.1)	1,389.1
Investments by and advances from parent		2,670.1	(170.6)	3,262.6	(5,762.1)	—
Total share owner’s equity of the Company	2,023.3					2,023.3
Noncontrolling interests				198.2		198.2

Total liabilities and share owners’ equity	$2,301.4	$5,075.9	$368.6	$6,744.3	$(5,762.8)	$8,727.4

	March 31, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet

Current assets:
Accounts receivable	$—	$101.5	$15.6	$828.4	$—	$945.5
Inventories		164.3	0.4	881.5	(1.4)	1,044.8
Other current assets		4.2	8.4	413.5	0.5	426.6

Total current assets	—	270.0	24.4	2,123.4	(0.9)	2,416.9

Investments in and advances to subsidiaries	1,976.5	2,921.3	(43.4)		(4,854.4)	—
Goodwill		560.7	9.5	1,560.1		2,130.3
Other non-current assets		155.2	86.9	476.4	(0.5)	718.0

Total other assets	1,976.5	3,637.2	53.0	2,036.5	(4,854.9)	2,848.3

Property, plant and equipment, net		632.4	43.6	1,810.4		2,486.4
Total assets	$1,976.5	$4,539.6	$121.0	$5,970.3	$(4,855.8)	$7,751.6

Current liabilities :
Accounts payable and accrued liabilities	$—	$352.3	$47.5	$910.2	$(1.5)	$1,308.5
Short-term loans and long-term debt due within one year		0.1		353.5		353.6
Total current liabilities	—	352.4	47.5	1,263.7	(1.5)	1,662.1

Long-term debt	500.0	1,404.5	18.0	1,041.5		2,964.0
Other non-current liabilities		51.2	570.3	791.2	(3.9)	1,408.8
Investments by and advances from parent		2,731.5	(514.8)	2,633.7	(4,850.4)	—
Total share owners’ equity of the Company	1,476.5					1,476.5
Noncontrolling interests				240.2		240.2

Total liabilities and share owners’ equity	$1,976.5	$4,539.6	$121.0	$5,970.3	$(4,855.8)	$7,751.6

	Three months ended March 31, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$420.1	$—	$1,187.0	$(24.6)	$1,582.5
Manufacturing, shipping, and delivery		(347.9)	(1.1)	(959.8)	37.1	(1,271.7)

Gross profit (loss)	—	72.2	(1.1)	227.2	12.5	310.8

Research, engineering, selling, administrative, and other		(38.3)	(16.1)	(94.0)		(148.4)
Net intercompany interest	5.5	(13.0)	8.6	(1.1)		—
Other interest expense	(5.5)	(34.3)	(0.4)	(15.4)		(55.6)
Interest income				4.4		4.4
Equity (loss) earnings from subsidiaries	85.3	113.5	(29.6)		(169.2)	—
Other equity earnings		4.2	5.7	2.6		12.5
Other revenue		15.4	0.1	1.0	(11.6)	4.9

Earnings (loss) before income taxes	85.3	119.7	(32.8)	124.7	(168.3)	128.6

Provision for income taxes		(2.7)	0.1	(31.6)		(34.2)

Net earnings (loss)	85.3	117.0	(32.7)	93.1	(168.3)	94.4
Net earnings attributable to noncontrolling interests				(9.1)		(9.1)

Net earnings (loss) attributable to the Company	$85.3	$117.0	$(32.7)	$84.0	$(168.3)	$85.3

	Three months ended March 31, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Results of Operations

Net sales	$—	$456.9	$—	$1,077.0	$(14.9)	$1,519.0
Manufacturing, shipping, and delivery		(382.7)	0.4	(868.2)	28.3	(1,222.2)

Gross profit	—	74.2	0.4	208.8	13.4	296.8

Research, engineering, selling, administrative, and other		(33.6)	(21.3)	(130.3)		(185.2)
Net intercompany interest	9.7	(20.9)	12.8	(1.6)		—
Other interest expense	(9.7)	(18.7)	(0.4)	(19.3)		(48.1)
Interest income				8.5		8.5
Equity earnings from subsidiaries	45.1	51.6	(21.1)		(75.6)	—
Other equity earnings		3.4	8.1	2.1		13.6
Other revenue		15.3		1.5	(12.4)	4.4

Earnings (loss) from continuing operations before income taxes	45.1	71.3	(21.5)	69.7	(74.6)	90.0
Provision for income taxes		(1.0)	(2.3)	(27.9)		(31.2)
Net earnings (loss)	45.1	70.3	(23.8)	41.8	(74.6)	58.8
Net (earnings) loss attributable to noncontrolling interest			2.7	(11.3)	(5.1)	(13.7)

Net earnings (loss) attributable to the Company	$45.1	$70.3	$(21.1)	$30.5	$(79.7)	$45.1

	Three months ended March 31, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (utilized in) operating activities	$—	$(15.8)	$(105.6)	$200.3	$(20.4)	$58.5
Investing Activities:
Additions to property, plant, and equipment -		(20.0)	(0.9)	(75.9)		(96.8)
Acquisitions, net of cash paid				(25.8)		(25.8)
Change in short-term loans				0.3		0.3
Proceeds from sales		0.2				0.2

Cash utilized in investing activities	—	(19.8)	(0.9)	(101.4)	—	(122.1)
Financing Activities:
Net distribution to OI Inc.	(176.0)					(176.0)
Change in intercompany transactions	176.0	35.6	(105.7)	(126.3)	20.4	—
Change in short term debt				(49.3)		(49.3)
Payments of long term debt			(0.3)	(3.9)		(4.2)
Dividends paid to noncontrolling interests				(5.8)		(5.8)
Net receipts for hedging activity				12.0		12.0

Cash provided by (utilized in) financing activities	—	35.6	(106.0)	(173.3)	20.4	(223.3)
Effect of exchange rate change on cash				(3.4)		(3.4)

Net change in cash	—	—	(212.5)	(77.8)	—	(290.3)
Cash at beginning of period			283.3	528.4		811.7

Cash at end of period	$—	—	$70.8	$450.6	$—	$521.4

	Three months ended March 31, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (utilized in) operating activities	$—	$19.3	$(27.6)	$12.1	$2.5	$6.3
Investing Activities:
Additions to property, plant, and equipment -		(14.9)		(31.7)		(46.6)
Advance to equity affiliate			1.6			1.6
Proceeds from sales				0.1		0.1

Cash provided by (utilized in) investing activities	—	(14.9)	1.6	(31.6)	—	(44.9)
Financing Activities:
Net distribution to OI Inc.	(30.8)					(30.8)
Change in intercompany transactions	30.8	(36.4)	23.1	(13.8)	(3.7)	—
Change in short term debt				(17.6)		(17.6)
Payments of long term debt		(183.2)	(0.2)	(0.2)		(183.6)
Borrowings of long term debt		212.7		62.2		274.9
Dividends paid to noncontrolling interests				(17.0)		(17.0)
Net receipts for hedging activity		2.5		1.9		4.4

Cash provided by (utilized in) financing activities	—	(4.4)	22.9	15.5	(3.7)	30.3
Effect of exchange rate change on cash				(8.9)		(8.9)

Net change in cash	—	—	(3.1)	(12.9)	(1.2)	(17.2)
Cash at beginning of period		—	4.4	373.9	1.2	379.5

Cash at end of period	$—	—	$1.3	$361.0	$—	$362.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three months ended March 31, 2010 and 2009.  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended March 31,
	2010	2009
Net Sales:
Europe	$668.1	$612.9
North America	443.7	494.3
South America	210.9	214.0
Asia Pacific	250.5	182.0

Reportable segment totals	1,573.2	1,503.2
Other	9.3	15.8
Net Sales	$1,582.5	$1,519.0

	Three months ended March 31,
	2010	2009
Segment Operating Profit:
Europe	$56.4	$44.2
North America	63.3	62.7
South America	41.7	60.0
Asia Pacific	36.8	25.0
Reportable segment totals	198.2	191.9

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(18.4)	(11.9)
Restructuring and asset impairments	—	(50.4)
Interest income	4.4	8.5
Interest expense	(55.6)	(48.1)
Earnings before income taxes	128.6	90.0
Provision for income taxes	(34.2)	(31.2)
Net earnings	94.4	58.8
Net earnings attributable to noncontrolling interests	(9.1)	(13.7)
Net earnings attributable to the Company	$85.3	$45.1

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2010 and 2009

Net sales were $63.5 million higher than the prior year principally resulting from the favorable effect of foreign currency exchange rates, partially offset by the impact of cost pass-through provisions on certain customer contracts.  The weaker U.S dollar in the first quarter of 2010 compared to the first quarter of 2009 increased net sales by approximately $146 million, but was partially offset by an approximate $56 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market rate.  Glass container shipments, in tonnes, were consistent with prior year levels.

Segment Operating Profit for reportable segments was $6.3 million higher than the prior year.  Segment Operating Profit benefited from an increase in sales due to improved price and product mix.  The Company also recognized savings of approximately $28 million from permanent curtailment of plant capacity and realignment of selected operations.  Partially offsetting these benefits were higher unabsorbed fixed costs due to temporary production curtailments.  Segment Operating Profit also decreased approximately $2 million related to changes in foreign currency exchange rates.  The favorable effects of foreign currency exchange rates from the Company’s international operations excluding Venezuela increased Segment Operating Profit approximately $23 million, but were more than offset by an approximate $25 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market rate and the negative impact of remeasuring its net monetary assets in Venezuela as the parallel market rate continued to devalue in the first quarter.

Interest expense for the first quarter of 2010 was $55.6 million compared with $48.1 million for the first quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuance in May 2009 and the termination of interest rate swaps during the second quarter of 2009.

Interest income for the first quarter of 2010 was $4.4 million compared with $8.5 million for the first quarter of 2009.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Net earnings attributable to the Company for 2010 were $85.3 million compared with $45.1 million for 2009.  Earnings in 2009 included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $47.7 million.

Capital spending for property, plant and equipment was $96.8 million for the first quarter of 2010 compared with $46.6 million for the first quarter of 2009.  The increase in 2010 is due to the intentional deferral of capital expenditures in the first half of 2009 until later in the year given the economic conditions in the market during 2009.

Results of Operations —First Quarter of 2010 compared with First Quarter of 2009

Net Sales

The Company’s net sales in the first quarter of 2010 were $1,582.5 million compared with $1,519.0 million for the first quarter of 2009, an increase of $63.5 million, or 4.2%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$1,503.2
Price
Net effect of price and mix	$(5.8)
Cost pass-through provisions	(14.1)
Effects of changing foreign currency rates	89.9

Total effect on net sales		70.0
Net sales - 2010		$1,573.2

Cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America.

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

Segment Operating Profit of reportable segments in the first quarter of 2010 was $198.2 million compared to $191.9 million for the first quarter of 2009, an increase of $6.3 million, or 3.3%.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$191.9
Net effect of price and mix	$10.4
Effects of changing foreign currency rates	(2.0)
Manufacturing and delivery	0.9
Operating expenses	1.5
Other	(4.5)

Total net effect on Segment Operating Profit		6.3
Segment Operating Profit - 2010		$198.2

Interest Expense

Interest expense for the first quarter of 2010 was $55.6 million compared with $48.1 million for the first quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuance in May 2009 and the termination of interest rate swaps during the second quarter of 2009.

Interest Income

Interest income for the first quarter of 2010 was $4.4 million compared with $8.5 million for the first quarter of 2009.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2010 was 26.6%, compared with 34.7% for the first three months of 2009.  Excluding the effects of pretax items in both periods for which taxes are separately calculated and recorded, the Company expects that the full year effective tax rate for 2010 will approximate the 26.5% effective tax rate for 2009.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first quarter of 2010 were $9.1 million compared with $13.7 million in the first quarter of 2009.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in the first quarter of 2010.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2010 was $18.4 million compared with $11.9 million for the first quarter of 2009.  The increased expense in 2010 is mainly attributable to increased employee benefit costs, primarily pension expense.

Restructuring and Asset Impairments

During the first quarter of 2009, the Company recorded charges totaling $50.4 million ($47.7 million after tax amount attributable to the Company), for restructuring and asset impairment. The charges reflected the decisions reached in the Company’s strategic review of its global manufacturing footprint. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

As of December 31, 2009, the Company had concluded this strategic review of its manufacturing footprint.  On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Capital Resources and Liquidity

The Company’s total debt at March 31, 2010 was $3.47 billion, compared with $3.61 billion at December 31, 2009 and $3.32 billion at March 31, 2009.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At March 31, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At March 31, 2010, the Company’s subsidiary borrowers had unused credit of $766.1 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at March 31, 2010 was 2.42%.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue debt securities in the domestic and international capital markets if market conditions are favorable.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participates in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars that expire November 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009

Balance (included in short-term loans)	$228.7	$289.0	$255.2

Weighted average interest rate	2.57%	2.52%	3.72%

For the three months ended March 31, 2010, cash provided by operating activities was $58.5 million compared with cash provided by operating activities of $6.3 million for the three months ended March 31, 2009.  The increase in cash flows from operating activities was primarily due to continued improvements in inventory management.

The Company contributed $123.1 million to its non-U.S. defined benefit pension plans in 2009, including $49.5 million of accelerated 2010 contributions.  Based on current exchange rates, the Company expects to contribute approximately $10 million to $15 million to its non-U.S. defined benefit pension plans in 2010.  The Company is not required to make cash contributions to the U.S. defined benefit pension plans during 2010.  Depending on a number of factors, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Capital spending for property, plant and equipment during the three months ended March 31, 2010 was $96.8 million compared with $46.6 million in the prior year.  In addition, the Company capitalized $0.8 million and $9.5 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for the full year 2009 was $427.6 million.  Based on current exchange rates, total capital spending for 2010 is expected to be up to $500 million.

OI Inc. has substantial obligations related to semiannual interest payments on $278.1 million of outstanding public debt securities.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments were $34.0 million and $34.8 million for the three months ended March 31, 2010 and 2009, respectively.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term (twelve-months) or long-term basis.

As of March 31, 2010, the Company had $521.4 million in cash and cash equivalents.  The decrease from the December 31, 2009 balance of $811.7 million largely represents capital spending of $96.8 million and $25.8 million paid for the acquisition of Cristalerias Rosario.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund global liquidity requirements.  Approximately 5% of the cash at March 31, 2010, is held in Venezuela where government restrictions on transfers of cash out of the country limit the Company’s ability to immediately access cash at the government’s official exchange rates.  The Company is able to access its cash in Venezuela through the market-driven parallel exchange process.

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

There have been no material changes in critical accounting estimates at March 31, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

OWENS-ILLINOIS GROUP, INC.

Date	April 29, 2010	By	/s/ Edward C. White
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