Form 10-Q
period 2010-09-30
OWENS-ILLINOIS GROUP INC
filed 2010-10-28
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.   20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2010

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

Owens-Illinois Group, Inc. $.01 par value common stock — 100 shares at September 30, 2010.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended September 30,
	2010	2009
Net sales	$1,741.2	$1,874.6
Manufacturing, shipping, and delivery expense	(1,364.1)	(1,425.9)
Gross profit	377.1	448.7

Selling and administrative expense	(125.4)	(128.2)
Research, development, and engineering expense	(14.2)	(14.3)
Interest expense	(61.0)	(58.6)
Interest income	2.5	6.1
Equity earnings	19.4	11.9
Royalties and net technical assistance	4.1	3.4
Other income	7.5	2.4
Other expense	(2.0)	(78.6)

Earnings from continuing operations before income taxes	208.0	192.8
Provision for income taxes	(57.3)	(63.8)
Net earnings	150.7	129.0
Net earnings attributable to noncontrolling interests	(12.0)	(2.3)
Net earnings attributable to the Company	$138.7	$126.7

Comprehensive income (loss):
Net earnings	$150.7	$129.0
Foreign currency translation adjustments	276.1	158.2
Pension and other postretirement benefit adjustments, net of tax	10.7	11.0
Change in fair value of derivative instruments, net of tax	(4.1)	15.9
Total comprehensive income	433.4	314.1
Comprehensive income attributable to noncontrolling interests	(22.1)	(13.5)
Comprehensive income attributable to the Company	$411.3	$300.6

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Nine months ended September 30,
	2010	2009
Net sales	$5,034.6	$5,200.6
Manufacturing, shipping, and delivery expense	(3,949.8)	(4,047.7)
Gross profit	1,084.8	1,152.9

Selling and administrative expense	(372.0)	(369.1)
Research, development, and engineering expense	(43.3)	(42.3)
Interest expense	(176.6)	(164.6)
Interest income	10.7	21.1
Equity earnings	45.5	39.6
Royalties and net technical assistance	12.1	9.7
Other income	10.1	4.9
Other expense	(25.1)	(157.4)

Earnings from continuing operations before income taxes	546.2	494.8
Provision for income taxes	(146.2)	(144.5)
Net earnings	400.0	350.3
Net earnings attributable to noncontrolling interests	(34.9)	(29.2)
Net earnings attributable to the Company	$365.1	$321.1

Comprehensive income (loss):
Net earnings	$400.0	$350.3
Foreign currency translation adjustments	84.1	338.4
Pension and other postretirement benefit adjustments, net of tax	68.1	26.2
Change in fair value of derivative instruments, net of tax	(5.2)	24.7
Total comprehensive income	547.0	739.6
Comprehensive income attributable to noncontrolling interests	(43.1)	(48.4)
Comprehensive income attributable to the Company	$503.9	$691.2

See accompanying notes.

 OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,	September 30,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$700.2	$811.7	$1,017.1
Short-term investments, at cost which approximates market	0.7	0.9	0.9
Receivables, less allowances for losses and discounts ($43.2 at September 30, 2010, $36.5 at December 31, 2009, and $36.7 at September 30, 2009)	1,186.0	1,004.2	1,146.6
Inventories	1,012.1	900.3	1,035.4
Prepaid expenses	66.6	79.6	45.5

Total current assets	2,965.6	2,796.7	3,245.5

Investments and other assets:
Equity investments	286.8	114.3	124.0
Repair parts inventories	145.2	125.1	144.2
Prepaid pension	45.5	46.3
Deposits, receivables, and other assets	623.6	521.7	513.9
Goodwill	2,744.3	2,381.0	2,382.3

Total other assets	3,845.4	3,188.4	3,164.4

Property, plant, and equipment, at cost	7,042.4	6,618.9	6,559.2
Less accumulated depreciation	3,970.2	3,876.6	3,849.3

Net property, plant, and equipment	3,072.2	2,742.3	2,709.9

Total assets	$9,883.2	$8,727.4	$9,119.8

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	September 30,	December 31,	September 30,
	2010	2009	2009
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$339.3	$352.0	$377.6
Accounts payable	862.5	863.2	816.1
Other liabilities	779.1	644.1	730.8

Total current liabilities	1,980.9	1,859.3	1,924.5

Long-term debt	4,005.7	3,257.5	3,343.9
Deferred taxes	228.9	186.3	160.1
Pension benefits	547.0	577.6	706.9
Nonpension postretirement benefits	265.1	266.7	242.5
Other liabilities	328.0	358.5	368.9
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 1000 shares authorized, 100 shares issued	—	—	—
Other contributed capital	565.3	782.8	843.0
Retained earnings	2,896.2	2,531.1	2,537.6
Accumulated other comprehensive loss	(1,151.8)	(1,290.6)	(1,250.5)
Total share owners’ equity of the Company	2,309.7	2,023.3	2,130.1
Noncontrolling interests	217.9	198.2	242.9
Total share owners’ equity	2,527.6	2,221.5	2,373.0
Total liabilities and share owners’ equity	$9,883.2	$8,727.4	$9,119.8

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$400.0	$350.3
Non-cash charges (credits):
Depreciation	270.5	274.3
Amortization of intangibles and other deferred items	17.6	18.0
Amortization of finance fees and debt discount	15.9	7.3
Deferred tax benefit	(7.1)	11.8
Restructuring and asset impairment	8.0	113.1
Charge for acquisition-related fair value inventory adjustments	5.1
Other	78.9	55.0
Cash paid for restructuring activities	(49.0)	(42.7)
Change in non-current operating assets	(33.2)	13.1
Change in non-current liabilities	(44.0)	(96.8)
Change in components of working capital	(144.1)	(1.6)
Cash provided by operating activities	518.6	701.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(391.6)	(193.7)
Acquisitions, net of cash acquired	(754.3)	(5.4)
Advances to equity affiliate - net		1.6
Change in short-term investments	0.3
Net cash proceeds related to sale of assets	0.9	4.4
Cash utilized in investing activities	(1,144.7)	(193.1)
Cash flows from financing activities:
Additions to long-term debt	1,369.8	1,072.6
Repayments of long-term debt	(466.7)	(528.1)
Decrease in short-term loans	(29.4)	(55.1)
Net receipts for hedging activity	33.8	17.9
Payment of finance fees	(32.6)	(13.9)
Dividends paid to noncontrolling interests	(23.4)	(58.3)
Net change in payable to parent	(28.1)	(221.9)
Distributions to parent	(308.7)	(116.3)
Cash provided by (utilized in) financing activities	514.7	96.9
Effect of exchange rate fluctuations on cash	(0.1)	32.0
Increase (decrease) in cash	(111.5)	637.6
Cash at beginning of period	811.7	379.5
Cash at end of period	$700.2	$1,017.1

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

2.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2010	2009	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$—
Term Loans:
Term Loan A (160.0 million AUD at September 30, 2010)	154.8	143.9	197.9
Term Loan B	189.5	189.5	191.5
Term Loan C (110.8 million CAD at September 30, 2010)	107.3	105.4	102.5
Term Loan D (€189.5 million at September 30, 2010)	257.7	273.5	280.2
Senior Notes:
8.25%, due 2013		460.4	461.2
6.75%, due 2014	400.0	400.0	400.0
6.75%, due 2014 (€225 million)	306.0	324.7	329.2
3.00%, Exchangeable, due 2015	603.0
7.375%, due 2016	584.2	582.1	581.4
6.875%, due 2017 (€300 million)	408.0	432.9	438.9
6.75%, due 2020 (€500 million)	680.0
Payable to OI Inc.	250.0	278.3	278.4
Other	131.5	116.5	126.0
Total long-term debt	4,072.0	3,307.2	3,387.2
Less amounts due within one year	66.3	49.7	43.3
Long-term debt	$4,005.7	$3,257.5	$3,343.9

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At September 30, 2010, the Company’s subsidiary borrowers had unused credit of $724.0 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2010 was 2.76%.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690.0 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and OI Inc. is required to settle the exchange premium in shares of the OI Inc.’s common stock. The exchange premium is calculated as the value of OI Inc.’s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes.  The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization or reclassification of OI Inc.’s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 167% of exchange value at September 30, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of September 30, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal.  The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution from OI Inc.  The carrying values of the liability and equity components at September 30, 2010 are as follows:

Principal amount of exchangeable notes	$690.0
Unamortized discount on exchangeable notes	87.0
Net carrying amount of liability component	$603.0

Carrying amount of equity component	$93.4

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the three and nine months ended September 30, 2010 is as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Contractual coupon interest	$5.2	$8.3
Amortization of discount on exchangeable notes	4.0	6.4
Total interest expense	$9.2	$14.7

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

During September 2010, a subsidiary of the Company issued senior notes with a face value of €500.0 million due September 15, 2020.  The notes bear interest at 6.75% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars.  This program expired in October 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Balance (included in short-term loans)	$243.0	$289.0	$289.4

Weighted average interest rate	2.49%	2.52%	1.70%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are generally based on published market quotations.

Fair values at September 30, 2010 of the Company’s significant fixed rate debt obligations are as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)

Senior Notes:
6.75%, due 2014	$400.0	102.63	$410.5
6.75%, due 2014 (€225 million)	306.0	102.95	315.0
3.00%, Exchangeable, due 2015	690.0	98.56	680.1
7.375%, due 2016	600.0	108.25	649.5
6.875%, due 2017 (€300 million)	408.0	104.28	425.5
6.75%, due 2020 (€500 million)	680.0	102.48	696.9

3.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2010	2009

Interest paid in cash	$163.2	$131.7

Income taxes paid in cash	69.6	123.5

Cash interest for 2010 includes note repurchase premiums related to the June 2010 redemption of the Company’s 8.25% senior notes due 2013.  Cash interest for 2009 includes note repurchase premiums and the proceeds from the settlement of interest rate swaps related to the May 2009 tender of the Company’s 7.50% senior debentures due 2010.

4.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2010 and 2009 is as follows:

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2010	$613.2	$2,757.5	$(1,424.4)	$205.4	$2,151.7
Net distribution to parent	(37.5)				(37.5)
Comprehensive income:
Net earnings		138.7		12.0	150.7
Foreign currency translation adjustments			266.0	10.1	276.1
Pension and other postretirement benefit adjustments, net of tax			10.7		10.7
Change in fair value of derivative instruments, net of tax			(4.1)		(4.1)
Acquisition of noncontrolling interest	(10.4)			(7.9)	(18.3)
Dividends paid to noncontrolling interests on subsidiary common stock				(1.7)	(1.7)
Balance on September 30, 2010	$565.3	$2,896.2	$(1,151.8)	$217.9	$2,527.6

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2009	$872.8	$2,410.9	$(1,424.4)	$232.3	$2,091.6
Net distribution to parent	(29.8)				(29.8)
Comprehensive income:
Net earnings		126.7		2.3	129.0
Foreign currency translation adjustments			147.0	11.2	158.2
Pension and other postretirement benefit adjustments, net of tax			11.0		11.0
Change in fair value of derivative instruments, net of tax			15.9		15.9
Dividends paid to noncontrolling interests on subsidiary common stock				(2.9)	(2.9)
Balance on September 30, 2009	$843.0	$2,537.6	$(1,250.5)	$242.9	$2,373.0

The activity in share owners’ equity for the nine months ended September 30, 2010 and 2009 is as follows:

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2010	$782.8	$2,531.1	$(1,290.6)	$198.2	$2,221.5
Net distribution to parent	(298.1)				(298.1)
Capital contribution from OI Inc.	91.0				91.0
Comprehensive income:
Net earnings		365.1		34.9	400.0
Foreign currency translation adjustments			75.9	8.2	84.1
Pension and other postretirement benefit adjustments, net of tax			68.1		68.1
Change in fair value of derivative instruments, net of tax			(5.2)		(5.2)
Acquisition of noncontrolling interest	(10.4)			(7.9)	(18.3)
Noncontrolling interests’ share of acquisition				7.9	7.9
Dividends paid to noncontrolling interests on subsidiary common stock				(23.4)	(23.4)
Balance on September 30, 2010	$565.3	$2,896.2	$(1,151.8)	$217.9	$2,527.6

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2009	$940.0	$2,216.5	$(1,620.6)	$252.8	$1,788.7
Net distribution to parent	(97.0)				(97.0)
Comprehensive income:
Net earnings		321.1		29.2	350.3
Foreign currency translation adjustments			319.2	19.2	338.4
Pension and other postretirement benefit adjustments, net of tax			26.2		26.2
Change in fair value of derivative instruments, net of tax			24.7		24.7
Dividends paid to noncontrolling interests on subsidiary common stock				(58.3)	(58.3)
Balance on September 30, 2009	$843.0	$2,537.6	$(1,250.5)	$242.9	$2,373.0

5.  Inventories

Major classes of inventory are as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Finished goods	$834.1	$741.5	$862.5
Raw materials	120.5	107.4	118.0
Operating supplies	57.5	51.4	54.9

	$1,012.1	$900.3	$1,035.4

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

As of September 30, 2010, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 6,500 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2009, approximately 79% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 20% of plaintiffs specifically plead damages of $15 million or less, and fewer than 1% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of  September 30, 2010 there are approximately 800 claims against other defendants which are likely to be asserted some time in the future against OI Inc. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of September 30, 2010, has disposed of the asbestos claims of approximately 381,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,700.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $30.8 million at September 30, 2010 ($36.3 million at December 31, 2009) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s indemnity payments for these claims have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. This may have the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

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

Financial information for the three-month periods ended September 30, 2010 and 2009 regarding the Company’s reportable segments is as follows:

	2010	2009
Net sales:
Europe	$702.4	$785.9
North America	483.5	538.5
South America	296.0	290.5
Asia Pacific	249.9	252.1

Reportable segment totals	1,731.8	1,867.0
Other	9.4	7.6
Net sales	$1,741.2	$1,874.6

	2010	2009
Segment Operating Profit:
Europe	$113.2	$128.4
North America	71.1	82.9
South America	76.6	63.6
Asia Pacific	37.7	41.7
Reportable segment totals	298.6	316.6

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(21.0)	(13.8)
Restructuring and asset impairments		(57.5)
Acquisition-related fair value inventory adjustment	(5.1)
Acquisition transaction costs	(6.0)
Interest income	2.5	6.1
Interest expense	(61.0)	(58.6)
Earnings before income taxes	$208.0	$192.8

Financial information for the nine-month periods ended September 30, 2010 and 2009 regarding the Company’s reportable segments is as follows:

	2010	2009
Net sales:
Europe	$2,086.0	$2,192.7
North America	1,443.4	1,593.2
South America	754.5	754.4
Asia Pacific	723.5	626.9

Reportable segment totals	5,007.4	5,167.2
Other	27.2	33.4
Net sales	$5,034.6	$5,200.6

	2010	2009
Segment Operating Profit:
Europe	$274.1	$293.0
North America	221.9	248.7
South America	182.6	180.6
Asia Pacific	105.3	78.1
Reportable segment totals	783.9	800.4

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(52.7)	(49.0)
Restructuring and asset impairments	(8.0)	(113.1)
Acquisition-related fair value inventory adjustment	(5.1)
Acquisition transaction costs	(6.0)
Interest income	10.7	21.1
Interest expense	(176.6)	(164.6)
Earnings before income taxes	$546.2	$494.8

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
Total assets:
Europe	$3,658.8	$3,852.3	$4,046.5
North America	2,001.5	1,899.8	1,919.3
South America	1,768.5	855.9	1,086.1
Asia Pacific	1,898.2	1,683.0	1,658.9

Reportable segment totals	9,327.0	8,291.0	8,710.8
Other	556.2	436.4	409.0
Consolidated totals	$9,883.2	$8,727.4	$9,119.8

8. Other Expense

During the third quarter of 2010, the Company recorded charges of $6.0 million (pretax and after tax) for acquisition transaction costs.  These charges represent legal, accounting and other outside consultants expenses directly related to acquisitions.

During the nine months ended September 30, 2010, the Company recorded charges totaling $8.0 million ($7.9 million after tax amount attributable to the Company), for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 9 for additional information.

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

During the third quarter of 2009, the Company entered into a series of parallel market transactions to exchange Venezuelan bolivars into U.S. dollars.  In the parallel market, bolivars were valued significantly lower than the official government rate, giving rise to exchange losses from such transactions.  As a result, the Company recognized foreign currency exchange losses of $14.7 million in the quarter.

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

2010

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  During the nine months ended September 30, 2010, the Company recorded charges totaling $8.0 million ($7.9 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions, primarily in North America.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out during 2011.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26.1	$22.3	$6.9	$55.3
Write-down of assets to net realizable value	—	(22.3)	(2.4)	(24.7)
Balance at December 31, 2007	26.1	—	4.5	30.6
2008 charges	70.1	32.5	29.8	132.4
Write-down of assets to net realizable value		(32.5)	(4.7)	(37.2)
Net cash paid, principally severance and related benefits	(35.6)		(7.2)	(42.8)
Other, principally foreign exchange translation	(13.0)		(6.1)	(19.1)
Balance at December 31, 2008	47.6	—	16.3	63.9
2009 charges	116.3	78.7	18.6	213.6
Write-down of assets to net realizable value		(78.7)		(78.7)
Net cash paid, principally severance and related benefits	(60.8)		(7.5)	(68.3)
Other, principally foreign exchange translation	(8.8)		(1.6)	(10.4)
Balance at December 31, 2009	94.3	—	25.8	120.1
Net cash paid, principally severance and related benefits	(17.9)		(1.0)	(18.9)
Other, principally foreign exchange translation	(1.1)			(1.1)
Balance at March 31, 2010	75.3	—	24.8	100.1
Second quarter 2010 charges	(2.3)	0.7	9.6	8.0
Write-down of assets to net realizable value		(0.7)		(0.7)
Net cash paid, principally severance and related benefits	(9.0)		(3.3)	(12.3)
Other, principally foreign exchange translation	(3.4)		(0.9)	(4.3)
Balance at June 30, 2010	60.6	—	30.2	90.8
Net cash paid, principally severance and related benefits	(12.3)		(5.5)	(17.8)
Other, principally foreign exchange translation	1.9		0.7	2.6
Balance at September 30, 2010	$50.2	$—	$25.4	$75.6

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

The effect of the interest rate swaps on the results of operations for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest Rate Swaps				$(11.0)
Related long-term debt				11.0
Proceeds recognized and amortized for terminated interest rate swaps	$—	$0.9	$10.6	5.7
Net impact on interest expense	$—	$0.9	$10.6	$5.7

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At September 30, 2010, the Company had entered into commodity futures contracts covering approximately 8,100,000 MM BTUs over that period.  The volume of natural gas covered by commodity futures contracts is lower than prior periods because the renegotiation of several large customer contracts in North

America reduced the Company’s exposure to gas price volatility through provisions that pass the price of natural gas to the customer.

The Company accounts for the above futures contracts as cash flow hedges at September 30, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At September 30, 2010, an unrecognized loss of $6.5 million (pretax and after tax) related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2010 and 2009 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended September 30, 2010 and 2009 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2010	2009	2010	2009

$(5.9)	$(0.9)	$(1.8)	$(16.8)

The effect of the commodity futures contracts on the results of operations for the nine months ended September 30, 2010 and 2009 is as follows:

		Amount of Loss
		Reclassified from
Amount of Loss		Accumulated OCI into
Recognized in OCI on		Income (reported in
Commodity Futures Contracts		manufacturing, shipping, and
(Effective Portion)		delivery) (Effective Portion)
2010	2009	2010	2009

$(11.9)	$(21.9)	$(6.7)	$(46.6)

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

The effect of the net investment hedge on the results of operations for the three months ended September 30, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
Amount of Loss		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2010	2009	OCI into Income	2010	2009

$(31.5)	$(11.7)	N/A	$—	$—

The effect of the net investment hedge on the results of operations for the nine months ended September 30, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI		Reclassified from Accumulated	OCI into Income
2010	2009	OCI into Income	2010	2009

$19.2	$(13.0)	N/A	$—	$—

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

At September 30, 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended September 30, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009

Other expense	$7.6	$(9.1)

The effect of the forward exchange contracts on the results of operations for the nine months ended September 30, 2010 and 2009 is as follows:

	Amount of Gain
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009

Other expense	$48.6	$2.6

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

	Balance	Fair Value
	Sheet Location	September 30, 2010	December 31, 2009	September 30, 2009

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$0.4	$—
Commodity futures contracts	b			0.3
Commodity futures contracts	c		0.1
Commodity futures contracts	d			0.6
Total derivatives designated as hedging instruments		—	0.5	0.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	31.9	6.0	6.9
Foreign exchange contracts	c	0.1	0.2
Total derivatives not designated as hedging instruments		32.0	6.2	6.9
Total asset derivatives		$32.0	$6.7	$7.8

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$6.1	$1.8	$—
Commodity futures contracts	d	0.4		13.7
Total derivatives designated as hedging instruments		6.5	1.8	13.7

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	18.2	2.9	14.6
Foreign exchange contracts	d	5.3
Total derivatives not designated as hedging instruments		23.5	2.9	14.6
Total liability derivatives		$30.0	$4.7	$28.3

11.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended September 30, 2010 and 2009 are as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Service cost	$6.3	$6.1	$6.3	$4.6
Interest cost	32.8	33.5	23.3	20.5
Expected asset return	(47.7)	(49.5)	(23.8)	(20.4)
Settlement cost				8.7

Amortization:
Prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial loss	17.5	9.6	6.2	1.5

Net amortization	17.4	9.5	6.0	1.3

Net periodic pension cost	$8.8	$(0.4)	$11.8	$14.7

The components of the net periodic pension cost for the nine months ended September 30, 2010 and 2009 are as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Service cost	$19.0	$18.2	$16.2	$12.8
Interest cost	98.4	100.6	61.6	58.1
Expected asset return	(143.1)	(148.3)	(63.1)	(57.9)
Settlement cost				8.7

Amortization:
Prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Actuarial loss	52.6	28.8	16.3	4.1

Net amortization	52.4	28.6	15.8	3.6

Net periodic pension cost	$26.7	$(0.9)	$30.5	$25.3

The components of the net postretirement benefit cost for the three months ended September 30, 2010 and 2009 are as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Service cost	$0.3	$0.2	$0.3	$0.2
Interest cost	2.7	2.9	1.3	1.2

Amortization:
Prior service credit	(0.8)	(0.8)
Actuarial loss	1.3	1.0

Net amortization	0.5	0.2	—	—

Net postretirement benefit cost	$3.5	$3.3	$1.6	$1.4

The components of the net postretirement benefit cost for the nine months ended September 30, 2010 and 2009 are as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Service cost	$0.8	$0.6	$0.9	$0.7
Interest cost	8.2	8.9	3.7	3.3

Amortization:
Prior service credit	(2.4)	(2.4)
Actuarial loss	4.0	3.0		(0.1)

Net amortization	1.6	0.6	—	(0.1)

Net postretirement benefit cost	$10.6	$10.1	$4.6	$3.9

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

12.  Business Combinations

On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros (“CIV”) for total consideration of $603 million, consisting of cash of $581 million and acquired debt of $22 million.  CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware.  The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará.  The acquisition was part of the Company’s overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans.  The results of CIV’s operations have been included in the Company’s consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller in the fourth quarter of 2010.  The purchase price allocation has not been finalized as of September 30, 2010, because the Company has not yet completed its review of the asset and liability valuations.  The following table summarizes the preliminary estimates of fair values of the assets and liabilities assumed on September 1, 2010:

Current assets	$97

Goodwill	343
Other long-term assets	81
Net property, plant, and equipment	195
Total assets	716

Current liabilities	(56)
Long-term liabilities	(79)
Net assets acquired	$581

The liabilities assumed include accruals for uncertain tax positions and other tax contingencies. The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies. Accordingly, the Company has also recognized a receivable from the sellers related to these contingencies.

Goodwill largely consists of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and includes intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil’s northeastern region.  Goodwill is not deductible for federal income tax purposes.

In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  The Company’s share of the purchase price for Malaya Glass is $132.4 million.  The acquisition was completed on July 16, 2010.  The Company is recognizing its interest in the joint venture using the equity method of accounting.

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

At the beginning of 2010, the Company elected to use the parallel market rate to remeasure its Venezuelan operations due to the continued restrictions on currency exchange in Venezuela at the official rates.  At March 31, 2010, the bolivar to U.S. dollar exchange rate in the parallel market was 6.9 bolivars to one U.S. dollar.  In May 2010, the Venezuelan government suspended trading in the parallel market and replaced it with a system called Transaction System for Foreign Currency Denominated Securities (“SITME”), under the control of the Central Bank of Venezuela.  The bolivar to U.S. dollar exchange rate under SITME was 5.3 bolivars to one U.S. dollar at June 30, 2010 and September 30, 2010.

The use of the parallel market and SITME rates for remeasurement in Venezuela in 2010 resulted in a reduction to the South American segment operating profit of approximately $12 million and $52 million compared to the three and nine months ended September 30, 2009, respectively, as bolivar-denominated revenues and costs of the Company’s Venezuelan operations were remeasured into fewer U.S. dollars compared to the 2.15 official rate used for translation in 2009.

On October 26, 2010, the Venezuelan government decreed the expropriation of the Company’s operations in that country.  The Company is working with the Venezuelan government to understand the situation and is seeking favorable resolutions to the current actions.  It is unclear what type or amount of compensation, if any, the Company may receive from the Venezuelan government.  The Company’s Venezuelan operations consist of two majority-owned glass plants with approximately $80 million of net assets attributable to the Company as of September 30, 2010, and represent approximately 3% of global sales volume and less than 5% of the Company’s segment operating profit.  The Company had recorded approximately $260 million of cumulative currency translation losses as a component of accumulated other comprehensive income related to its Venezuelan operations for the devaluation of the bolivar in prior years.

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

	September 30, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet

Current assets:
Accounts receivable	$—	$104.1	$26.5	$1,055.4	$—	$1,186.0
Inventories		135.7	0.4	876.6	(0.6)	1,012.1
Other current assets		47.2	338.1	382.0	0.2	767.5

Total current assets	—	287.0	365.0	2,314.0	(0.4)	2,965.6

Investments in and advances to subsidiaries	2,559.7	3,644.1	(289.4)		(5,914.4)	—

Goodwill		560.8	9.5	2,174.0		2,744.3

Other non-current assets		151.7	103.8	843.0	2.6	1,101.1

Total other assets	2,559.7	4,356.6	(176.1)	3,017.0	(5,911.8)	3,845.4

Property, plant and equipment, net		660.6	41.9	2,369.7		3,072.2

Total assets	$2,559.7	$5,304.2	$230.8	$7,700.7	$(5,912.2)	$9,883.2

Current liabilities :
Accounts payable and accrued liabilities	$—	$347.5	$42.1	$1,229.1	$22.9	$1,641.6
Short-term loans and long-term debt due within one year		0.1		339.2		339.3

Total current liabilities	—	347.6	42.1	1,568.3	22.9	1,980.9

Long-term debt	250.0	2,082.6	17.0	1,656.1		4,005.7
Other non-current liabilities		92.6	393.7	882.7		1,369.0
Investments by and advances from parent		2,781.4	(222.0)	3,375.7	(5,935.1)	—
Total share owner’s equity of the Company	2,309.7					2,309.7
Noncontrolling interests				217.9		217.9

Total liabilities and share owners’ equity	$2,559.7	$5,304.2	$230.8	$7,700.7	$(5,912.2)	$9,883.2

	December 31, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Balance Sheet

Current assets:
Accounts receivable	$—	$73.1	$(8.7)	$939.8	$—	$1,004.2
Inventories		141.0	0.5	759.3	(0.5)	900.3
Other current assets		74.4	257.5	560.2	0.1	892.2

Total current assets	—	288.5	249.3	2,259.3	(0.4)	2,796.7

Investments in and advances to subsidiaries	2,301.4	3,483.0	(19.5)		(5,764.9)	—

Goodwill		560.8	9.5	1,810.7		2,381.0

Other non-current assets		137.4	88.7	578.8	2.5	807.4

Total other assets	2,301.4	4,181.2	78.7	2,389.5	(5,762.4)	3,188.4

Property, plant and equipment, net		606.2	40.6	2,095.5		2,742.3

Total assets	$2,301.4	$5,075.9	$368.6	$6,744.3	$(5,762.8)	$8,727.4

Current liabilities :
Accounts payable and accrued liabilities	$—	$369.2	$46.8	$1,092.0	$(0.7)	$1,507.3
Short-term loans and long-term debt due within one year	28.1	0.3		323.5	0.1	352.0

Total current liabilities	28.1	369.5	46.8	1,415.5	(0.6)	1,859.3

Long-term debt	250.0	1,956.7	17.7	1,033.1		3,257.5
Other non-current liabilities		79.6	474.7	834.9	(0.1)	1,389.1
Investments by and advances from parent		2,670.1	(170.6)	3,262.6	(5,762.1)	—
Total share owner’s equity of the Company	2,023.3					2,023.3
Noncontrolling interests				198.2		198.2

Total liabilities and share owners’ equity	$2,301.4	$5,075.9	$368.6	$6,744.3	$(5,762.8)	$8,727.4

	September 30, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheet

Current assets:
Accounts receivable	$—	$109.9	$(11.3)	$1,048.0	$—	$1,146.6
Inventories		153.5	0.4	882.9	(1.4)	1,035.4
Other current assets		3.3	230.3	829.3	0.6	1,063.5

Total current assets	—	266.7	219.4	2,760.2	(0.8)	3,245.5

Investments in and advances to subsidiaries	2,408.2	3,714.9	(33.5)		(6,089.6)	—
Goodwill		560.8	9.4	1,812.1		2,382.3
Other non-current assets		135.3	85.9	558.4	2.5	782.1

Total other assets	2,408.2	4,411.0	61.8	2,370.5	(6,087.1)	3,164.4

Property, plant and equipment, net		606.7	45.9	2,057.3		2,709.9
Total assets	$2,408.2	$5,284.4	$327.1	$7,188.0	$(6,087.9)	$9,119.8

Current liabilities :
Accounts payable and accrued liabilities	$—	$348.3	$45.9	$1,146.4	$6.3	$1,546.9
Short-term loans and long-term debt due within one year	28.1	0.4		349.1		377.6

Total current liabilities	28.1	348.7	45.9	1,495.5	6.3	1,924.5

Long-term debt	250.0	1,963.2	18.0	1,112.7		3,343.9
Other non-current liabilities		48.9	535.6	893.9		1,478.4
Investments by and advances from parent		2,923.6	(272.4)	3,443.0	(6,094.2)	—
Total share owner’s equity of the Company	2,130.1					2,130.1
Noncontrolling interests				242.9		242.9

Total liabilities and share owners’ equity	$2,408.2	$5,284.4	$327.1	$7,188.0	$(6,087.9)	$9,119.8

	Three months ended September 30, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$469.1	$—	$1,312.2	$(40.1)	$1,741.2
Manufacturing, shipping, and delivery		(389.2)	1.0	(1,028.8)	52.9	(1,364.1)

Gross profit	—	79.9	1.0	283.4	12.8	377.1

Research, engineering, selling, administrative, and other		(24.9)	(31.6)	(93.2)		(149.7)
Net intercompany interest	4.9	(2.8)	0.1	(2.2)		—
Other interest expense	(4.9)	(35.7)	(0.4)	(20.0)		(61.0)
Interest income			0.1	2.4		2.5
Equity earnings from subsidiaries	138.7	135.2	(14.3)		(259.6)	—
Other equity earnings		4.7	5.8	8.9		19.4
Other revenue		16.9	13.5	2.1	(12.8)	19.7
Earnings (loss) before income taxes	138.7	173.3	(25.8)	181.4	(259.6)	208.0
Provision for income taxes		(1.8)	(7.1)	(48.4)		(57.3)
Net earnings (loss)	138.7	171.5	(32.9)	133.0	(259.6)	150.7
Net earnings attributable to noncontrolling interest				(12.0)		(12.0)

Net earnings (loss) attributable to the Company	$138.7	$171.5	$(32.9)	$121.0	$(259.6)	$138.7

	Three months ended September 30, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$498.0	$—	$1,390.9	$(14.3)	$1,874.6
Manufacturing, shipping, and delivery		(406.1)	1.5	(1,049.6)	28.3	(1,425.9)

Gross profit	—	91.9	1.5	341.3	14.0	448.7

Research, engineering, selling, administrative, and other		(41.5)	(21.0)	(158.6)		(221.1)
Net intercompany interest	5.4	(13.0)	9.3	(1.7)		—
Other interest expense	(5.4)	(34.6)	(0.3)	(18.3)		(58.6)
Interest income				6.1		6.1
Equity earnings from subsidiaries	126.7	138.2	(32.6)		(232.3)	—
Other equity earnings		2.8	6.1	3.0		11.9
Other revenue		17.2	0.3	2.3	(14.0)	5.8
Earnings (loss) before income taxes	126.7	161.0	(36.7)	174.1	(232.3)	192.8
Provision for income taxes		(1.9)	5.2	(67.1)		(63.8)
Net earnings (loss)	126.7	159.1	(31.5)	107.0	(232.3)	129.0
Net (earnings) loss attributable to noncontrolling interest			2.7	(1.5)	(3.5)	(2.3)

Net earnings (loss) attributable to the Company	$126.7	$159.1	$(28.8)	$105.5	$(235.8)	$126.7

	Nine months ended September 30, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,374.3	$—	$3,757.0	$(96.7)	$5,034.6
Manufacturing, shipping, and delivery		(1,122.9)	3.5	(2,966.3)	135.9	(3,949.8)

Gross profit	—	251.4	3.5	790.7	39.2	1,084.8

Research, engineering, selling, administrative, and other		(104.7)	(68.1)	(275.7)		(448.5)
Net intercompany interest	15.6	(24.8)	13.3	(4.1)		—
Other interest expense	(15.6)	(109.4)	(1.0)	(50.6)		(176.6)
Interest income			0.3	10.4		10.7
Equity earnings from subsidiaries	365.1	401.0	(74.0)		(692.1)	—
Other equity earnings		11.5	18.5	15.5		45.5
Other revenue		50.5	13.8	4.5	(38.5)	30.3
Earnings (loss) before income taxes	365.1	475.5	(93.7)	490.7	(691.4)	546.2
Provision for income taxes		(2.2)	(15.3)	(128.7)		(146.2)
Net earnings (loss)	365.1	473.3	(109.0)	362.0	(691.4)	400.0
Net earnings attributable to noncontrolling interest				(34.9)		(34.9)

Net earnings (loss) attributable to the Company	$365.1	$473.3	$(109.0)	$327.1	$(691.4)	$365.1

	Nine months ended September 30, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Results of Operations

Net sales	$—	$1,471.6	$—	$3,772.3	$(43.3)	$5,200.6
Manufacturing, shipping, and delivery		(1,188.5)	3.3	(2,947.3)	84.8	(4,047.7)

Gross profit	—	283.1	3.3	825.0	41.5	1,152.9

Research, engineering, selling, administrative, and other		(112.5)	(68.6)	(387.7)		(568.8)
Net intercompany interest	33.6	(52.9)	24.4	(5.1)		—
Other interest expense	(33.6)	(73.5)	(1.0)	(56.5)		(164.6)
Interest income			0.1	21.0		21.1
Equity earnings from subsidiaries	321.1	321.9	(74.1)		(568.9)	—
Other equity earnings		10.4	19.9	9.3		39.6
Other revenue		49.7	0.6	4.8	(40.5)	14.6
Earnings (loss) before income taxes	321.1	426.2	(95.4)	410.8	(567.9)	494.8
Provision for income taxes		(6.9)	2.2	(139.8)		(144.5)
Net earnings (loss)	321.1	419.3	(93.2)	271.0	(567.9)	350.3
Net (earnings) loss attributable to noncontrolling interest			8.8	(23.4)	(14.6)	(29.2)

Net earnings (loss) attributable to the Company	$321.1	$419.3	$(84.4)	$247.6	$(582.5)	$321.1

	Nine months ended September 30, 2010
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (utilized in) operating activities	$—	$107.6	$(83.1)	$484.1	$10.0	$518.6
Investing Activities:
Additions to property, plant, and equipment -		(112.0)	(3.1)	(276.5)		(391.6)
Acquisitions, net of cash paid				(754.3)		(754.3)
Change in short-term investments				0.3		0.3
Proceeds from sales		0.3		0.6		0.9

Cash utilized in investing activities	—	(111.7)	(3.1)	(1,029.9)	—	(1,144.7)
Financing Activities:
Net distribution to OI Inc.	(336.8)					(336.8)
Change in intercompany transactions	336.8	(214.9)	167.7	(279.7)	(9.9)	0.0
Additions to long term debt		690.0		679.8		1,369.8
Payments of long term debt		(450.0)	(0.8)	(15.9)		(466.7)
Change in short term debt				(29.4)		(29.4)
Net receipts for hedging activity				33.8		33.8
Payments of finance fees		(21.0)		(11.6)		(32.6)
Dividends paid to noncontrolling interests				(23.4)		(23.4)

Cash provided by (utilized in) financing activities	—	4.1	166.9	353.6	(9.9)	514.7
Effect of exchange rate change on cash				(0.1)		(0.1)

Net change in cash	—	0.0	80.7	(192.3)	0.1	(111.5)
Cash at beginning of period			283.3	528.4		811.7

Cash at end of period	$—	$0.0	$364.0	$336.1	$0.1	$700.2

	Nine months ended September 30, 2009
				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows

Cash provided by (utilized in) operating activities	$—	$206.1	$(18.3)	$517.0	$(3.0)	$701.8
Investing Activities:
Additions to property, plant, and equipment -		(34.3)	(3.9)	(155.5)		(193.7)
Advance to equity affiliate			1.6			1.6
Acquisitions, net of cash acquired				(5.4)		(5.4)
Proceeds from sales		4.2		0.2		4.4

Cash utilized in investing activities	—	(30.1)	(2.3)	(160.7)	—	(193.1)
Financing Activities:
Net distribution to OI Inc.	(338.2)					(338.2)
Change in intercompany transactions	338.2	(723.8)	240.4	143.4	1.8	—
Change in short term debt				(55.1)		(55.1)
Payments of long term debt		(448.3)	(0.7)	(79.1)		(528.1)
Additions to long term debt		1,010.0		62.6		1,072.6
Dividends paid to noncontrolling interests				(58.3)		(58.3)
Payment of finance fees		(13.9)				(13.9)
Net receipts for hedging activity				17.9		17.9

Cash provided by (utilized in) financing activities	—	(176.0)	239.7	31.4	1.8	96.9
Effect of exchange rate change on cash				32.0		32.0

Net change in cash	—	—	219.1	419.7	(1.2)	637.6
Cash at beginning of period			4.4	373.9	1.2	379.5

Cash at end of period	$—	$—	$223.5	$793.6	$—	$1,017.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following are the Company’s net sales by segment and Segment Operating Profit for the three and nine months ended September 30, 2010 and 2009 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales:
Europe	$702.4	$785.9	$2,086.0	$2,192.7
North America	483.5	538.5	1,443.4	1,593.2
South America	296.0	290.5	754.5	754.4
Asia Pacific	249.9	252.1	723.5	626.9
Reportable segment totals	1,731.8	1,867.0	5,007.4	5,167.2
Other	9.4	7.6	27.2	33.4
Net Sales	$1,741.2	$1,874.6	$5,034.6	$5,200.6

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment Operating Profit:
Europe	$113.2	$128.4	$274.1	$293.0
North America	71.1	82.9	221.9	248.7
South America	76.6	63.6	182.6	180.6
Asia Pacific	37.7	41.7	105.3	78.1
Reportable segment totals	298.6	316.6	783.9	800.4

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(21.0)	(13.8)	(52.7)	(49.0)
Restructuring and asset impairments		(57.5)	(8.0)	(113.1)
Acquisition-related fair value inventory adjustment	(5.1)		(5.1)
Acquisition transaction costs	(6.0)		(6.0)
Interest income	2.5	6.1	10.7	21.1
Interest expense	(61.0)	(58.6)	(176.6)	(164.6)
Earnings before income taxes	208.0	192.8	546.2	494.8
Provision for income taxes	(57.3)	(63.8)	(146.2)	(144.5)
Net earnings	150.7	129.0	400.0	350.3
Net earnings attributable to noncontrolling interests	(12.0)	(2.3)	(34.9)	(29.2)
Net earnings attributable to the Company	$138.7	$126.7	$365.1	$321.1

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2010 and 2009

Net sales were $133.4 million lower than the prior year, principally resulting from the unfavorable effect of foreign currency exchange rates and lower sales volumes.  The stronger U.S. dollar in the third quarter of 2010 compared to the third quarter of 2009, primarily in relation to the Euro and Venezuelan bolivar, decreased net sales by approximately $90 million.  Glass container shipments were down in the third quarter of 2010 compared to the third quarter of 2009, resulting in lower net sales of approximately $40 million.

Segment Operating Profit for reportable segments was $18.0 million lower than the prior year, principally resulting from the unfavorable effect of foreign currency exchange rates and higher manufacturing and delivery costs.  The stronger U.S. dollar in the third quarter of 2010 compared to the third quarter of 2009, primarily in relation to the Euro and Venezuelan bolivar, decreased Segment Operating Profit by approximately $9 million. Manufacturing and delivery costs increased approximately $21 million, primarily due to $26 million of inflationary cost increases.  The Company also incurred start up costs related to newly constructed furnaces in South America and the restart of two plants in North America as the Company completed its realignment efforts in that region.  These increases in manufacturing costs were partly offset by savings related to the permanent curtailment of plant capacity and improved capacity utilization.

Interest expense for the third quarter of 2010 was $61.0 million compared with $58.6 million for the third quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May and September 2010.

Interest income for the third quarter of 2010 was $2.5 million compared with $6.1 million for the third quarter of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Net earnings attributable to the Company for the third quarter of 2010 was $138.7 million compared with $126.7 million for the third quarter of 2009.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company in 2010 by $9.4 million and decreased net earnings attributable to the Company in 2009 by $36.0 million.

Capital spending for property, plant and equipment was $155.1 million for the third quarter of 2010 compared with $69.6 million for the third quarter of 2009.  The increase in 2010 is due to the intentional deferral of capital expenditures through the first nine months of 2009 until later in the year given the economic conditions in the market during 2009.

Executive Overview — Nine Months ended September 30, 2010 and 2009

Net sales were $166.0 million lower than the prior year, principally resulting from lower sales volumes, the impact of cost pass-through provisions on certain customer contracts, and unfavorable effects of foreign currency translation, partially offset by improved price and mix.  Glass container shipments were down in the first nine months of 2010 compared to 2009, resulting in lower net sales of approximately $68 million.  Partially offsetting the lower sales volumes was improved price and mix, primarily due to the Company’s price over volume strategy aimed at improving margins.  This strategy also contributed to the lower shipments in 2010.  The stronger U.S. dollar in 2010 compared to 2009, primarily in relation to the Euro and Venezuelan bolivar, decreased net sales by approximately $81 million.

Segment Operating Profit for reportable segments was $16.5 million lower than the prior year, principally resulting from the unfavorable effects of foreign currency translation and higher manufacturing and delivery costs.  The favorable effects of foreign currency exchange rates from the Company’s international operations excluding Venezuela increased Segment Operating Profit approximately $18 million, but were more than offset by an approximate $46 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010.  Manufacturing and delivery costs increased approximately $26 million, primarily due to $44 million of inflationary cost increases and higher unabsorbed fixed costs from temporary production curtailments.  These increases in manufacturing costs were partly offset by savings related to the permanent curtailment of plant capacity and realignment of selected operations.  Partially offsetting these unfavorable effects was improved price and mix, which contributed approximately $33 million in 2010.

Interest expense for the first nine months of 2010 was $176.6 million compared with $164.6 million for the first nine months of 2009.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first nine months of 2010 increased $6.8 million from the first nine months of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May 2009 and May and September 2010.

Interest income for the first nine months of 2010 was $10.7 million compared with $21.1 million for the first nine months of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Net earnings attributable to the Company for 2010 were $365.1 million compared with $321.1 million for 2009.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2010 by $17.3 million and decreased net earnings in 2009 by $94.1 million.

Capital spending for property, plant and equipment was $391.6 million for 2010 compared with $193.7 million for 2009.  The increase in 2010 is due to the intentional deferral of capital expenditures in the first nine months of 2009 until later in the year given the economic conditions in the market during 2009.

Results of Operations — Third Quarter of 2010 compared with Third Quarter of 2009

Net Sales

The Company’s net sales in the third quarter of 2010 were $1,741.2 million compared with $1,874.6 million for the third quarter of 2009, a decrease of $133.4 million, or 7.1%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The decline in net sales in the third quarter of 2010 was primarily due to the unfavorable effects of foreign currency translation and lower sales volumes.  Net sales decreased by approximately $90 million in the third quarter of 2010 as a result of foreign currency movements, primarily due to the stronger U.S. dollar in relation to the Euro and Venezuelan bolivar.  Approximately $68 million of the foreign currency impact was due to the translation of the Company’s Venezuelan operations at the SITME rate in 2010, compared to the 2.15 official rate in 2009 (see Note 13 to the Condensed Consolidated Financial Statements for more information).  Glass container shipments, in tonnes, were down 2.4% in the third quarter of 2010 compared to the prior year, primarily due to lower beer glass volumes in North America and Europe, partly offset by increased sales volumes in the food, wine, spirits and non-alcoholic beverage markets.  The Company’s beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels.  In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives.  Sales volumes in the third quarter of 2010 also benefited from the acquisitions in Brazil and Argentina.  Price and product mix were consistent with the third quarter of 2009.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$1,867.0
Price
Net effect of price and mix	$—
Cost pass-through provisions	(4.9)
Sales volume	(40.2)
Effects of changing foreign currency rates	(90.1)
Total effect on net sales		(135.2)
Net sales - 2010		$1,731.8

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

Segment Operating Profit of reportable segments in the third quarter of 2010 was $298.6 million compared to $316.6 million for the third quarter of 2009, a decrease of $18.0 million, or 5.7%.  Sales volume had a minimal impact on Segment Operating Profit in the third quarter of 2010 as the decrease in glass container shipments during the quarter was offset by favorable regional sales mix, primarily due to growth of higher margin business in South America.  Manufacturing and delivery costs increased approximately $21 million, primarily due to $26 million of inflationary cost increases.  The Company also incurred start up costs related to newly constructed furnaces in South America and the restart of two plants in North America as the Company completed its realignment efforts in that region.  These increases in manufacturing costs were partly offset by savings related to the permanent curtailment of plant capacity and improved capacity utilization.  Segment Operating Profit also decreased approximately $9 million due to changes in foreign currency exchange rates, primarily due to the unfavorable effect of a stronger U.S. dollar in relation to the Euro and Venezuelan bolivar, partially offset by the non-recurrence of the $14.7 million of foreign currency exchange losses recognized in the third quarter of 2009 related to cash remittances out of Venezuela.  Segment Operating Profit in the third quarter of 2010 also benefited from lower corporate cross charges.

On October 26, 2010, the Venezuelan government decreed the expropriation of the Company’s operations in that country.  The Company is working with the Venezuelan government to understand the situation and is seeking favorable resolutions to the current actions.  It is unclear what type or amount of compensation, if any, the Company may receive from the Venezuelan government.  The Company’s Venezuelan operations consist of two majority-owned glass plants with approximately $80 million of net assets attributable to the Company as of September 30, 2010, and represent approximately 3% of global sales volume and less than 5% of the Company’s segment operating profit.  The Company had recorded approximately $260 million of cumulative currency translation losses as a component of accumulated other comprehensive income related to its Venezuelan operations for the devaluation of the bolivar in prior years.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$316.6
Net effect of price and mix	$—
Sales volume	(2.5)
Manufacturing and delivery	(21.3)
Operating expenses and other	15.1
Effects of changing foreign currency rates	(9.3)
Total net effect on Segment Operating Profit		(18.0)
Segment Operating Profit - 2010		$298.6

Interest Expense

Interest expense for the third quarter of 2010 was $61.0 million compared with $58.6 million for the third quarter of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May and September 2010.

Interest Income

Interest income for the third quarter of 2010 was $2.5 million compared with $6.1 million for the third quarter of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the third quarter of 2010 were $12.0 million compared with $2.3 million in the third quarter of 2009.  The increase is primarily a result of higher segment operating profit in the Company’s South American segment in the third quarter of 2010.

Results of Operations — First nine months of 2010 compared with first nine months of 2009

Net Sales

The Company’s net sales in the first nine months of 2010 were $5,034.6 million compared with $5,200.6 million for the first nine months of 2009, a decrease of $166.0 million, or 3.2%. For further information, see Segment Information included in Note 7 to the Condensed Consolidated Financial Statements.

The decline in net sales in 2010 was due to lower sales volumes, the impact of cost pass-through provisions on certain customer contracts, and unfavorable effects of foreign currency translation, partially offset by improved price and mix.  Glass container shipments, in tonnes, were down 1.3% in 2010 compared to 2009, primarily due to lower beer glass volumes in North America and Europe, partly offset by increased sales volumes in the food, wine, spirits and non-alcoholic beverage markets.  The Company’s beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels.  In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives.  Sales volumes in 2010 also benefited from the acquisitions in Brazil and Argentina.

Foreign currency exchange rate changes in the first nine months of 2010 compared to the first nine months of 2009 decreased net sales by approximately $81 million, primarily due to a stronger U.S. dollar in relation to the Euro and an approximate $186 million unfavorable impact due to the translation of the Company’s Venezuelan operations at the parallel market and SITME rates in 2010, compared to the 2.15 official rate in 2009 (see Note 13 to the Condensed Consolidated Financial Statements for more information), partly offset by a stronger Australian dollar.  Improved price and mix, primarily due to the Company’s strategy in 2009 of focusing on price over volume to improve margins, increased net sales in 2010 by approximately $17 million compared to 2009.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$5,167.2
Price
Net effect of price and mix	$17.0
Cost pass-through provisions	(27.6)
Sales volume	(68.1)
Effects of changing foreign currency rates	(81.1)
Total effect on net sales		(159.8)
Net sales - 2010		$5,007.4

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

Segment Operating Profit of reportable segments in the first nine months of 2010 was $783.9 million compared to $800.4 million for the first nine months of 2009, a decrease of $16.5 million, or 2.1%.  Improved price and mix contributed approximately $33 million in 2010 as a result of the Company’s price over volume strategy aimed at improving margins.  Sales volume had a minimal impact on Segment Operating Profit in 2010 as the decrease in glass container shipments during the first nine months was offset by favorable regional sales mix, primarily due to growth of higher margin business in South America.  Manufacturing and delivery costs increased approximately $26 million, primarily due to $44 million of inflationary cost increases and higher unabsorbed fixed costs from temporary production curtailments.  These increases in manufacturing costs were partly offset by savings related to the permanent curtailment of plant capacity and realignment of selected operations.  Segment Operating Profit also decreased approximately $29 million related to changes in foreign currency exchange rates, primarily due to the unfavorable effect of a stronger U.S. dollar in relation to the Euro and Venezuelan bolivar, partially offset by the non-recurrence of the $14.7 million of foreign currency exchange losses recognized in 2009 related to cash remittances out of Venezuela.

On October 26, 2010, the Venezuelan government decreed the expropriation of the Company’s operations in that country.  See Note 13 to the Condensed Consolidated Financial Statements for more information.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$800.4
Net effect of price and mix	$33.2
Sales volume	(2.2)
Manufacturing and delivery	(26.3)
Operating expenses and other	7.4
Effects of changing foreign currency rates	(28.6)
Total net effect on Segment Operating Profit		(16.5)
Segment Operating Profit - 2010		$783.9

Interest Expense

Interest expense for the first nine months of 2010 was $176.6 million compared with $164.6 million for the first nine months of 2009.  The 2009 amount includes $5.2 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of the interest rate swap agreement following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Excluding these amounts, interest expense for the first nine months of 2010 increased $6.8 million from the first nine months of 2009.  The increase is principally due to higher debt balances as a result of the Company’s debt issuances in May 2009 and May and September 2010.

Interest Income

Interest income for the first nine months of 2010 was $10.7 million compared with $21.1 million for the first nine months of 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Provision for Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2010 was 26.8%, compared with 29.2% for the first nine months of 2009.  Excluding the effects of pretax items in both periods for which taxes are separately calculated and recorded, the Company expects that the full year effective tax rate for 2010 will approximate the 26.5% effective tax rate for 2009.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first nine months of 2010 were $34.9 million compared with $29.2 million in the first nine months of 2009.  The increase is primarily a result of higher segment operating profit in the Company’s South American segment in 2010.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2010 was $21.0 million compared with $13.8 million for the third quarter of 2009, and $52.7 million for the first nine months of 2010 compared with $49.0 million for the first nine months of 2009.  Retained corporate costs and other were impacted by the net of higher pension expense, a reduction of management incentive compensation expense and the favorable settlement of previously accrued liabilities.

Restructuring and Asset Impairments

During the nine months ended September 30, 2010, the Company recorded charges totaling $8.0 million ($7.9 million after tax amount attributable to the Company), for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Charges for similar actions during the third quarter of 2009 totaled $57.5 million ($36.0 million after tax amount attributable to the Company).  The total of all such charges for the nine months ended September 30, 2009 was $113.1 million ($88.9 million after tax amount attributable to the Company). See Note 9 to the Condensed Consolidated Financial Statements for additional information.

As of December 31, 2009, the Company had concluded this strategic review of its manufacturing footprint.  The charges recorded in 2010 relate to capacity curtailments announced in 2009.  On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Acquisition-related costs

During the third quarter of 2010, the Company recorded charges of $5.1 million ($3.4 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.   The Company also recorded charges of $6.0 million (pretax and after tax) for acquisition transaction costs.  These charges represent legal, accounting and other outside consultants expenses directly related to acquisitions.

Capital Resources and Liquidity

The Company’s total debt at September 30, 2010 was $4.35 billion, compared with $3.61 billion at December 31, 2009 and $3.72 billion at September 30, 2009.

As of September 30, 2010, the Company had $700.2 million in cash and cash equivalents.  The decrease from the December 31, 2009 balance of $811.7 million largely represents $754.3 million paid for acquisitions in 2010, $450 million paid to redeem the Company’s senior notes due 2013, and capital spending of $391.6 million.  These cash payments were partially offset by the $518.6 million of operating cash flow and the net proceeds received from the issuance of the 2015 Exchangeable Notes in May and the Eurobond notes in September.  Most of the cash is held in mature, liquid markets where the Company has operations, such as North America, Europe and Australia and is readily available to fund global liquidity requirements.

Approximately 6% of the cash at September 30, 2010, is held in Venezuela where, on October 26, 2010, the Venezuelan government decreed the expropriation of the Company’s operations in that country.  See Note 13 to the Condensed Consolidated Financial Statements for more information.

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2010, the Agreement included a $900.0 million revolving credit facility, a 160.0 million Australian dollar term loan, and a 110.8 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $189.5 million term loan and a €189.5 million term loan, each of which has a final maturity date of June 14, 2013.  At September 30, 2010, the Company’s subsidiary borrowers had unused credit of $724.0 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2010 was 2.76%.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690.0 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the issuer of the 2015 Exchangeable Notes is required to settle the principal amount in cash and the Company is required to settle the exchange premium in shares of OI Inc.’s common stock. The exchange premium is calculated as the value of OI Inc.’s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes.  The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization or reclassification of OI Inc.’s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 167% of exchange value at September 30, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of September 30, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

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

During September 2010, a subsidiary of the Company issued senior notes with a face value of €500.0 million due September 15, 2020.  The notes bear interest at 6.75% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.

During October 2006, the Company entered into a €300 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars.  This program expired in October 2010.

Information related to the Company’s accounts receivable securitization programs is as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Balance (included in short-term loans)	$243.0	$289.0	$289.4

Weighted average interest rate	2.49%	2.52%	1.70%

For the nine months ended September 30, 2010, cash provided by operating activities was $518.6 million compared with $701.8 million for the nine months ended September 30, 2009.  The decrease in cash flows from operating activities was primarily due to an increase in working capital of $144 million in 2010 compared to $2 million in 2009. The change in working capital during 2010 was mainly due to an increase in inventory.  The Company’s strategic review of its manufacturing footprint and other management initiatives resulted in inventory reductions in the first nine months of 2009, which accelerated during the fourth quarter of 2009.  Inventory levels at September 30, 2010 have recovered from the low levels at the end of the prior year and are consistent with the inventory levels at September 30, 2009.  The decrease in cash flows from operating activities was also due to increased interest payments of $32 million as a result of higher debt balances, partially offset by an increase in dividends received from equity investments of $27 million.

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

Capital spending for property, plant and equipment during the nine months ended September 30, 2010 was $391.6 million compared with $193.7 million in the prior year.  In addition, the Company capitalized $20.9 million and $16.1 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long-term debt.  Total capital spending for the full year 2009 was $427.6 million.  Total capital spending for 2010 is expected to be up to $500 million.

OI Inc. has substantial obligations related to semiannual interest payments on $250.0 million of outstanding public debt securities.  OI Inc. also makes, and expects in the future to make, substantial indemnity payments and payments for legal fees and expenses in connection with asbestos-related lawsuits and claims.  OI Inc.’s asbestos-related payments were $113.6 million and $122.4 million for the nine months ended September 30, 2010 and 2009, respectively.  OI Inc. relies primarily on distributions from the Company to meet these obligations.  Based on OI Inc.’s expectations regarding future payments for lawsuits and claims, and also based on the Company’s expected operating cash flow, the Company believes that the payments to OI Inc. for any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short-term (twelve-months) or long-term basis.

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

There have been no material changes in critical accounting estimates at September 30, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has its operations, including the announced expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, and (14) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s Venezuelan operations and events related to OI Inc.’s asbestos-related claims.  Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2010 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2010, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

OWENS-ILLINOIS GROUP, INC.

Date	October 28, 2010	By	/s/ Edward C. White
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2010, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.