Form 10-K
period 2010-12-31
OWENS-ILLINOIS GROUP INC
filed 2011-02-10
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2011 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 5, 2011 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with a partially reduced disclosure format which omits the information otherwise required by Item 5, 10, 11, 12 and 13 as permitted under General Instructions I (2)(c) of Form 10-K.

PART I

ITEM 1.  BUSINESS

General Development of Business

Owens-Illinois Group, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903.  The Company is the largest manufacturer of glass containers in the world, based on revenues, with leading positions in Europe, North America, South America and Asia Pacific.

Strategic Priorities and Competitive Strengths

The Company is pursuing the following strategic priorities aimed at optimizing shareholder return:

•                  Marketing Glass — drive growth with total packaging solutions and conversion to glass; partner with new and existing customers; and promote glass benefits to customers, retailers and others

•                  Strategic & Profitable Growth — grow through acquisitions and joint ventures in targeted markets and build plants in rapidly growing markets

•                  Innovation & Technology — invest in research and development focused on melting, forming and glass properties and focus on new products, new features and new processes

•                  Operational Excellence — focus on safety first; establish quality leadership; pursue excellence in productivity, supply chain and processes; and develop employees

Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  Since undertaking this review, the Company has announced the curtailment of capacity or closing of facilities involving 26 furnaces and approximately 3,250 job eliminations.  The Company concluded its global review as of December 31, 2009, with the final actions being implemented in the first half of 2010.  The Company believes these actions will contribute to optimizing shareholder return.  On an ongoing basis, the Company will review its manufacturing operations, and it is possible that it will close selected facilities or production lines in the future.

Technology Leader

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market in which it competes.  During the five years ended December 31, 2010, on a continuing operations basis, the Company invested more than $1.7 billion in capital expenditures (excluding acquisitions) and more than $300 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

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

The Company is the largest manufacturer of glass containers in the world with 81 glass manufacturing plants in 21 countries.  The Company is the leading glass container manufacturer in most of the countries where it competes in the glass container segment of the rigid packaging market, including the U.S.

Products and Services

The Company produces glass containers for beer, ready-to-drink low alcohol refreshers, spirits, wine, food, tea, juice and pharmaceuticals.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, including returnable/refillable glass containers, principally outside the U.S.  The Company manufactures these products in a wide range of sizes, shapes and colors. The Company is active in new product development and glass container innovation.

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world.  In the U.S., the majority of the Company’s customers for glass containers are brewers, wine vintners, distillers and food producers.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S.  The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Constellation, Diageo, H.J. Heinz, MillerCoors, PepsiCo, Saxco International, and Yuengling.  The largest glass container customers outside the U.S. include (in alphabetical order) Anheuser-Busch InBev, Diageo, Foster’s, Heineken, Lion Nathan, Molson/Coors, Nestle, Pernod Ricard, and SABMiller.  The Company is a significant supplier of glass containers to all of these customers.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  Multi-year contracts typically provide for price adjustments based on cost changes.  The Company also sells some of its products through distributors. Glass container production is typically scheduled to maintain reasonable levels of inventory.

Markets and Competitive Conditions

The Company’s principal markets for glass container products are in Europe, North America, South America and Asia Pacific.  The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes.  Much of this cost advantage is due to the Company’s manufacturing know-how and process technology.  The Company’s machine development activities and systematic upgrading of production equipment support its low-cost leadership position in the glass container segment in many of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.

Europe.  The Company has the leading share of the glass container segment of the rigid packaging market in Europe, with 36 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, The Netherlands, Poland, Spain and the United Kingdom.  These plants primarily produce glass containers for the beer, wine, champagne, spirits and food markets in these countries.  The Company is also involved in a joint-venture glass manufacturer in Italy.  The Company competes directly with Verallia, a subsidiary of Compagnie de Saint-Gobain, throughout Europe, Ardagh plc in the U.K., Germany and Poland, and Vetropak in the Czech Republic.  In other locations in Europe, the Company competes indirectly with a variety of glass container firms including Verallia, Vetropak and Ardagh plc.

North America. The Company has 19 glass container manufacturing plants in the U.S. and Canada, and is also involved in a joint venture that manufactures glass containers in the U.S.  The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers.  The principal glass container competitors in the U.S. are Verallia North America (a brand of Saint-Gobain Containers, Inc., a wholly-owned subsidiary of Compagnie de Saint-Gobain) and Anchor Glass Container Corporation.  In addition, imports from Mexico and other countries compete in U.S. glass container segments.  Additionally, a few major consumer packaged goods companies self-manufacture glass containers.

South America.  The Company has 13 glass manufacturing plants in South America, located in Argentina, Brazil, Colombia, Ecuador and Peru. In South America, the Company maintains a diversified portfolio serving several markets, including beer, non-alcoholic beverages, spirits, ready-to-drink beverages, wine, food and pharmaceuticals.  The region also has a large infrastructure for returnable/refillable glass containers, which has been further developed in recent years with expansions in new filling lines by many of the Company’s customers.  The Company competes directly with Verallia, a subsidiary of Compagnie de Saint-Gobain, in Brazil and Argentina, and does not believe that it competes with any other large, multi-national glass container manufacturers in the rest of the region.

Until recently, the Company’s South American operations included two production facilities in Venezuela.  These operations were expropriated by the Venezuelan government during the fourth quarter of 2010.  For further information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to the Consolidated Financial Statements.

Asia Pacific. The Company has 13 glass container manufacturing plants in the Asia Pacific region, located in Australia, New Zealand, Indonesia and China. It is also involved in joint venture operations in China, Malaysia and Vietnam.  The Company primarily produces glass containers for the beer, wine, food and non-alcoholic beverage markets in the Asia Pacific region.

The Company competes directly with Amcor Limited in Australia, and does not believe that it competes with any other large, multi-national glass container manufacturers in the rest of the region.  In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price, service and the marketing attributes of the container.  The principal competitors producing metal containers include Amcor, Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing plastic containers include Consolidated Container Holdings, LLC, Graham Packaging Company, Plastipak Packaging, Inc. and Silgan Holdings Inc.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities.  The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to the Company’s leadership in glass manufacturing know-how and process technology and its status as a high quality producer.

Manufacturing

The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes.  Much of this cost advantage is due to the Company’s manufacturing know-how and process technology.  The Company’s machine development activities and systematic upgrading of production equipment have given it a low-cost leadership position in the glass container segment in most of the countries in which it competes, a key strength to competing successfully in the rigid packaging market.  The Company uses its 81-plant footprint to benchmark its manufacturing operations and to share best practices.

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

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil, and electrical power.  Adequate supplies of energy are generally available to the Company at all of its manufacturing locations.  Energy costs typically account for 15-25% of the Company’s total manufacturing costs, depending on the cost of energy, the factory location, and its particular energy requirements.  The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas and fuel oil in volatile markets such as North America and Europe.  In North America, approximately 85% of the sales volume is tied to customer contracts that contain provisions that pass the price of natural gas to the customer, effectively reducing the North America segment’s exposure to changing market prices.  In Europe, the Company enters into fixed price contracts for much of its energy requirements.  These contracts typically have terms of 12 months or less.  Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity futures contracts related to its forecasted requirements in North America.  The objective of these futures contracts is to reduce the potential volatility in cash flows and expense due to changing market prices.  The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts.

Glass Recycling

The Company is an important contributor to the recycling effort in the U.S. and abroad and continues to melt substantial recycled glass tonnage in its glass furnaces. The Company is among the largest users of recycled glass containers.  If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to operate using up to 90% recycled glass.  Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to 21 companies in 20 countries.  These agreements cover areas related to manufacturing and engineering assistance.  The worldwide licensee network provides a stream of revenue to help support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply certain “best practices” developed by its worldwide licensee network.  In the years

2010, 2009 and 2008, the Company earned $16 million, $13 million and $18 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research and Development

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development, and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development, and engineering expenditures were $62 million, $58 million, and $66 million for 2010, 2009, and 2008, respectively.  The Company’s research, development and engineering activities include new products, manufacturing process control, melting technology, automatic inspection and further automation of manufacturing activities.  The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio.

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

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws.  As of December 31, 2010, there were 11 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 5 and 15 cents (USD), depending on the size of the container. In Canada, there are 10 provinces and 2 territories with consumer deposits between 2 and 25 cents (Canadian), depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

In Asia Pacific, Australia’s ratification of the Kyoto Protocol came into effect in March 2008. In July 2008, the Australian Federal Government issued the Carbon Pollution Reduction Scheme (“CPRS”) Green Paper aimed to help reduce the country’s carbon emissions. The CPRS recommended an emissions trading scheme (“ETS”) be established in Australia in 2010, however this has not yet occurred.  Also in Australia, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008. This act establishes a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. Key features of this act include the following: (1) reporting of greenhouse gas emissions, energy consumption and production by large corporations, subject to independent audit; (2) public disclosure of corporate level greenhouse gas emissions and energy information; and (3) consistent and comparable data available for government, in particular, the development and administration of the CPRS.  In New Zealand, the government made a number of amendments to the emissions trading scheme passed into law in September 2008. One of the changes introduced a transition phase to the scheme between July 1, 2010 and December 31, 2012. During this period, participants are able to buy emission units from the government. The New Zealand scheme covers emissions covered by the Kyoto Protocol to which New Zealand is a signatory.

The Company is unable to predict what environmental legal requirements may be adopted in the future.  However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions-reducing projects.  As such, the Company has made significant expenditures for environmental improvements at certain of its factories over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows.  The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

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

Seasonality

Sales of particular glass container products such as beer and beverages are seasonal.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.

Employees

The Company’s worldwide operations employed approximately 24,000 persons as of December 31, 2010.  Approximately 76% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2010, covered approximately 88% of the Company’s union-affiliated employees in North America, will expire on March 31, 2011. Approximately 64% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The average length of these agreements is approximately 3 years.  In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s reportable segments is included in Note 17 to the Consolidated Financial Statements.

ITEM 1A.               RISK FACTORS

Substantial Leverage — The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2010, the Company had approximately $4.3 billion of total debt outstanding, an increase from $3.6 billion at December 31, 2009.

The Company’s indebtedness could result in the following consequences:

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

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2010, the Company’s debt subject to variable interest rates represented approximately 22% of total debt.  The Company’s ratios of earnings to fixed charges were 3.3x and 2.6x for the years ended December 31, 2010 and 2009, respectively.

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

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos dust and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $10 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $179 million, $190 million, and $210 million for the years ended December 31, 2010, 2009, and 2008, respectively. In the fourth quarter of 2010, OI Inc. recorded a charge of $170 million (in addition to previously recorded charges of $3.65 billion) to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

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

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $4.7 billion, representing approximately 71% of the Company’s net sales for the year ended December 31, 2010.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

•                  Impositions or increase of investment and other restrictions or requirements by foreign governments;

•                  Loss or non-renewal of treaties or other agreements with foreign tax authorities; and

•                  Changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations.

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

•                  The potential impairment of relationships with customers;

•                  The potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

•                  The potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

•                  The challenges associated with operating in new geographic regions.

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

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2010, covered approximately 76% of the Company’s employees in North America. Approximately 64% of employees in South America are unionized, although according to the labor legislation of each country, 100% of employees are covered by collective bargaining agreements.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires on March 31, 2011.  Agreements in South America typically have an average term of approximately 3 years.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In addition, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

Goodwill at December 31, 2010 totaled $2.8 billion.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

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

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2010 are listed below.  All properties are glass container plants and are owned in fee, except where otherwise noted.

North American Operations
United States
Atlanta, GA	Portland, OR
Auburn, NY	Streator, IL
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH
Oakland, CA

Canada
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney

China
Cangshun	Tianjin
Guangzhou	Tianjin (mold shop)
Rixin	Wuhan
Shanghai	Zhaoqing

Indonesia
Jakarta

New Zealand
Auckland

European Operations
Czech Republic
Sokolov	Teplice

Estonia
Jarvakandi

France
Beziers	Reims
Gironcourt	Vayres
Labegude	Veauche
Puy-Guillaume	Wingles

Germany
Achern	Holzminden
Bernsdorf	Rinteln

Hungary
Oroshaza

Italy
Asti	Pordenone
Bari (2 plants)	Terni
Latina	Trento
Trapani	Treviso
Napoli	Varese

The Netherlands
Leerdam	Schiedam
Maastricht

Poland
Antoninek	Jaroslaw

Spain
Alcala	Barcelona

United Kingdom
Alloa	Harlow

South American Operations
Argentina
Rosario

Brazil
Ceará	Rio de Janeiro (glass container and tableware)
Manaus (mold shop)	Sao Paulo
Pernambuco (2 plants)

Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira (glass container and flat glass)

Ecuador
Guayaquil

Peru
Callao	Lurin (1)

Other Operations
Machine Shops and Engineering Support Center
Brockway, Pennsylvania	Jaroslaw, Poland
Cali, Colombia	Lurin, Peru
Clayton, Australia	Perrysburg, Ohio

Corporate Facilities
Hawthorn, Australia (1)	Bussigny-Lausanne, Switzerland (1)
Perrysburg, Ohio (1)

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

ITEM 4.                  RESERVED

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2010.  The financial data for each of the five years in the period ended December 31, 2010 was derived from the audited consolidated financial statements of the Company.  The results of the Company’s Venezuelan operations have been reclassified to discontinued operations as a result of the expropriation of those operations in 2010.  For more information, see the “Consolidated Financial Statements” included elsewhere in this document.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(Dollar amounts in millions)
Consolidated operating results (a):

Net sales	$6,633	$6,652	$7,540	$7,302	$6,424
Manufacturing, shipping and delivery (b)	(5,283)	(5,317)	(5,994)	(5,800)	(5,328)

Gross profit	1,350	1,335	1,546	1,502	1,096

Selling and administrative, research development and engineering	(554)	(551)	(565)	(576)	(570)
Other expense (c)	(57)	(262)	(146)	(147)	(52)
Other revenue (d)	104	95	103	107	95
Earnings before interest expense and items below	843	617	938	886	569
Interest expense (e)	(249)	(222)	(253)	(349)	(349)
Earnings from continuing operations before income taxes	594	395	685	537	220
Provision for income taxes (f)	(137)	(110)	(211)	(126)	(107)
Earnings from continuing operations	457	285	474	411	113
Earnings of discontiued operations (g)	31	66	96	66	23
Gain (loss) on disposal of discontinued operations	(337)		7	1,039
Net earnings	151	351	577	1,516	136
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)	(60)	(44)
Net earnings attributable to the Company	$109	$315	$507	$1,456	$92

	Years ended December 31,
	2010	2009	2008	2007	2006
	(Dollar amounts in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$369	$364	$420	$412	$418
Amortization of intangibles	22	21	29	29	22
Amortization of deferred finance fees (included in interest expense)	19	10	8	9	6

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$829	$938	$616	$375	$216
Total assets	9,754	8,727	7,977	9,325	9,321
Total debt	4,278	3,608	3,325	3,714	5,464
Share owner’s equity (a)	2,502	2,221	1,788	2,894	1,251

Free cash flow (g)	$279	$512	$530	$648	$(33)

(a)          Amounts related to the Company’s plastic packaging business have been reclassified to discontinued operations for 2006 and 2007 as a result of the sale of that business in 2007.

Amounts related to the Company’s Venezuelan operations have been reclassified to discontinued operations for 2006 – 2010 as a result of the expropriation of those operations in 2010.

(b)         Amount for 2010 includes charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments

Amount for 2006 includes a loss of $9 million ($8 million after tax amount attributable to the Company) from the mark to market effect of natural gas hedge contracts.

(c)          Amount for 2010 includes charges of $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairments, and $20 million (pretax and after tax amount attributable to the Company) for acquisition-related restructuring, transaction and financing costs.

Amount for 2009 includes charges of $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairments, and $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

Amount for 2008 includes charges of $133 million ($110 million after tax amount attributable to the Company) for restructuring and asset impairments.

Amount for 2007 includes charges of $100 million ($84 million after tax amount attributable to the Company) for restructuring and asset impairments.

Amount for 2006 includes a charge of $21 million (pretax and after tax amount attributable to the Company) for CEO transition costs and a charge of $30 million (pretax and after tax amount attributable to the Company) for the closing of the Godfrey, Illinois machine parts manufacturing operation.

(d)         Other revenue in 2006 includes a gain of $16 million ($11 million after tax amount attributable to the Company) for the curtailment of postretirement benefits in The Netherlands.

(e)          Amount for 2010 includes charges of $6 million (pretax and after tax amount attributable to the Company) for note repurchase premiums.  In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax amount attributable to the Company) to recognize the unamortized proceeds from terminated interest rate swaps.

Amount for 2009 includes charges of $5 million (pretax and after tax amount attributable to the Company) for note repurchase premiums, net of a gain from the termination of interest rate swap agreements on the notes.

Amount for 2007 includes charges of $8 million ($7 million after tax amount attributable to the Company) for note repurchase premiums.

Amount for 2006 includes charges of $6 million (pretax and after tax amount attributable to the Company) for note repurchase premiums.

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $3 million (pretax and after tax amount attributable to the Company) for 2010; $2 million (pretax and after tax amount attributable to the Company) for 2007; and $11 million (pretax and after tax amount attributable to the Company) for 2006.

(f)            Amount for 2010 includes a net tax benefit of $24 million related to the reversal of deferred tax valuation allowances.

Amount for 2009 includes a non-cash tax benefit transferred from other comprehensive income (equity) of $21 million.

Amount for 2008 includes a net tax expense of $33 million ($35 million attributable to the Company) related to tax legislation, restructuring, and other.

Amount for 2007 includes a benefit of $14 million for the recognition of tax credits related to restructuring of investments in certain European operations.

Amount for 2006 includes a benefit of $6 million from the reversal of a non-U.S. deferred tax asset valuation allowance partially offset by charges related to international tax restructuring.

(g)         The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow is calculated as follows (dollar amounts in millions):

Years ended December 31,	2010	2009	2008	2007	2006

Cash provided by continuing operating activities	$779	$919	$870	$921	$228
Additions to property, plant, and equipment - continuing	(500)	(407)	(340)	(273)	(261)
Free cash flow	$279	$512	$530	$648	$(33)

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the Company’s net sales by segment and segment operating profit for the years ended December 31, 2010, 2009, and 2008 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77
Net Sales	$6,633	$6,652	$7,540

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163
Reportable segment totals	964	891	1,047

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(89)	(67)	(1)
Restructuring and asset impairment	(13)	(207)	(133)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs	(32)
Charge for currency remeasurement		(18)
Interest income	13	18	25
Interest expense	(249)	(222)	(253)
Earnings from continuing operations before income taxes	594	395	685
Provision for income taxes	(137)	(110)	(211)
Earnings from continuing operations	457	285	474
Earnings from discontinued operations	31	66	96
Gain (loss) on disposal of discontinued operations	(337)		7
Net earnings	151	351	577
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)
Net earnings attributable to the Company	$109	$315	$507

Net earnings from continuing operations attributable to the Company	$420	$263	$424

Note:  all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Comparison of 2010 with 2009

2010 Highlights

•                  Acquired glass plants in Argentina (1 plant), Brazil (3 plants) and China (3 plants)

•                  Invested in a joint venture with glass plants in China, Malaysia and Vietnam

•                  Growth in South America, acquisitions in 2010 and improved manufacturing productivity drove 8% increase in Segment Operating Profit

•                  Issued $690 million exchangeable senior notes due 2015 and €500 million senior notes due 2020, and redeemed $450 million senior notes due 2013

•                  Repurchased 6 million shares of the Company’s common stock for $199 million

•                  Reclassified Venezuelan operations as discontinued operations

Net sales were $19 million lower than the prior year principally resulting from decreased shipments and the impact of cost pass-through provisions on certain customer contracts, partially offset by the favorable effect of changes in foreign currency exchange rates.

Segment Operating Profit for reportable segments was $73 million higher than the prior year.  The increase was mainly attributable to lower manufacturing and delivery costs and the favorable effect of changes in foreign currency exchange rates.

Interest expense in 2010 was $249 million compared with interest expense of $222 million in 2009.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Net earnings from continuing operations attributable to the Company for 2010 were $420 million compared to $263 million for 2009.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2010 by $14 million and decreased net earnings in 2009 by $181 million.

The Company’s Venezuelan operations were expropriated by the Venezuelan government in 2010.  The Company has reclassified its Venezuelan operations to discontinued operations for all periods presented.  In addition, the Company recognized a loss on the disposal of its Venezuelan operations as the net assets of the operations were written-off. The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.

2010 was a transition year for the Company.  The Company concluded the strategic review of its global profitability and manufacturing footprint that began in 2007, and shifted its focus to profitable growth in emerging markets, which was highlighted by the acquisitions in 2010.

Results of Operations - Comparison of 2010 with 2009

Net Sales

The Company’s net sales in 2010 were $6,633 million compared with $6,652 million in 2009, a decrease of $19 million, or 0.3%. For further information, see Segment Information included in Note 17 to the Consolidated Financial Statements.

The decline in net sales in 2010 was due to lower glass container shipments and the impact of cost pass-through provisions on certain customer contracts, partially offset by the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were down 1.0% in 2010 compared to 2009, primarily due to lower beer glass volumes in North America and Europe.  The Company’s beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels.  In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives.  Sales volumes in 2010 also benefited from the acquisitions in Brazil and Argentina, as well as organic growth in South America where glass container shipments, excluding the acquisitions, increased approximately 20% compared to 2009.  The cost pass-through provisions include monthly or quarterly contractual provisions as well as the transfer of certain third-party costs, such as shipping, to customers, primarily in North America.  Foreign currency exchange rate changes increased net sales in 2010 compared to 2009, primarily due to a stronger Australian dollar, Brazilian Real and Colombian Peso in relation to the U.S. dollar, partly offset by a weaker Euro.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$6,606
Net effect of price and mix	$5
Customer pass-through provisions	(30)
Sales volume	(61)
Effects of changing foreign currency rates	76

Total effect on net sales		(10)
Net sales - 2010		$6,596

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

Segment Operating Profit of reportable segments in 2010 was $964 million compared to $891 million in 2009, an increase of $73 million, or 8.2%.  The net effect of price and product mix in 2010 was consistent with 2009.  Sales volume had a minimal impact on Segment Operating Profit in 2010 as the decrease in glass container shipments during the year was more than offset by favorable regional sales mix, primarily due to growth of higher margin business in South America.  Manufacturing and delivery costs declined $38 million from 2009 mostly due to benefits from the Company’s strategic footprint alignment initiative, partially offset by $20 million of inflationary cost increases.  Foreign currency exchange rate changes increased Segment Operating Profit in 2010 compared to 2009, primarily due to a stronger Australian dollar, Brazilian Real and Colombian Peso in relation to the U.S. dollar, partly offset by a weaker Euro.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$891
Net effect of price and mix	$5
Sales volume	7
Manufacturing and delivery	38
Operating expenses and other	7
Effects of changing foreign currency rates	16

Total net effect on Segment Operating Profit		73
Segment Operating Profit - 2010		$964

Interest Expense

Interest expense in 2010 was $249 million compared with interest expense of $222 million in 2009.  The 2009 amount includes $5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Exclusive of these items, interest expense increased approximately $32 million.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Interest Income

Interest income for 2010 was $13 million compared to $18 million for 2009.  The decrease is principally due to lower interest rates on the Company’s cash and investments.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2010 was 23.1%, compared with 28.1% for 2009.  The provision for 2010 includes a tax benefit of $24 million related to the reversal of a non-US valuation allowance offset by additional liability related to uncertain tax positions. The provision for 2009 includes a continuing operation non-cash tax benefit transferred from other income categories of $21 million (see Note 10 to the Consolidated Financial Statements for more information). Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2010 was 26.2% compared to 24.0% for 2009.  The increase in the effective tax rate in 2010 was due to higher earnings generated in jurisdictions where the Company has higher effective tax rates.  The Company expects that the effective tax rate will not change significantly in 2011 compared to 2010.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2010 was $42 million compared to $36 million for 2009.  Net earnings from continuing operations attributable to noncontrolling interests was $37 million in 2010 compared to $22 million in 2009.  Net earnings from continuing operations attributable to noncontrolling interests was reduced by $8 million in 2009 related to restructuring and asset impairment charges recorded during the year.  Excluding this amount, net earnings from continuing operations attributable to noncontrolling interests in 2010 increased $7 million compared with 2009.  This increase is primarily a result of higher segment operating profit in the Company’s South American segment in 2010.  Net earnings attributable to noncontrolling interests related to discontinued operations in 2010 was $5 million compared to $14 million in 2009.  The decrease is due to 2010 only including a partial year of earnings from the Company’s Venezuelan operations due to the expropriation in October 2010 and the unfavorable effects of the bolivar devaluation in 2010 compared to 2009.

Earnings from Continuing Operations Attributable to the Company

For 2010, the Company recorded earnings from continuing operations attributable to the Company of $420 million compared to $263 million for 2009.  The after tax effects of the items excluded from Segment Operating Profit, the unusual tax items and the 2009 additional interest charges increased or decreased earnings in 2010 and 2009 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2010	2009
Restructuring and asset impairment	$(11)	$(180)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs	(27)
Charge for currency remeasurement		(17)
Note repurchase premiums and write-off of finance fees, net of interest rate swap gain		(5)
Tax benefit related to the reversal of deferred tax valuation allowance offset by additional liability related to uncertain tax positions	24
Non-cash tax benefit transferred from other income categories		21
Total	$(14)	$(181)

Executive Overview — Comparison of 2009 with 2008

2009 Highlights

•                  Strategic review of manufacturing footprint resulted in $122 million of fixed costs savings

•                  Inventory levels reduced by 11% due to strategic review of manufacturing footprint, temporary production curtailments and other management initiatives

•                  Free cash flow generation of $322 million

•                  Issued $600 million senior notes due 2016 and extinguished $222 million of the senior debentures due 2010

Net sales were $888 million lower than the prior year principally resulting from decreased shipments and the unfavorable effect of foreign currency exchange rates, partially offset by higher selling prices and improved mix.

Segment Operating Profit for reportable segments was $156 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and increased manufacturing and delivery costs resulting from temporary production curtailments and inflationary cost increases.  Partially offsetting these costs were higher selling prices and savings from permanent curtailment of plant capacity and realignment of selected operations.

Interest expense in 2009 decreased $31 million compared with 2008, principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Net earnings from continuing operations attributable to the Company for 2009 were $263 million compared to $424 million for 2008.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings in 2009 by $181 million and decreased net earnings in 2008 by $145 million.

Results of Operations - Comparison of 2009 with 2008

Net Sales

The Company’s net sales in 2009 were $6,652 million compared with $7,540 million in 2008, a decrease of $888 million, or 11.8%. For further information, see Segment Information included in Note 19 to the Consolidated Financial Statements.

Net sales declined in 2009 compared with 2008 primarily due to a 10% reduction in shipments as a result of weaker market conditions and customer de-stocking in the first half of the year.  Partially offsetting this lower volume was improved price and mix, primarily due to the Company’s price over volume strategy aimed at improving margins. This strategy also contributed to the lower shipments in 2009.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2008		$7,463
Net effect of price and mix	$264
Decreased sales volume	(777)
Effects of changing foreign currency rates	(344)
Total effect on net sales		(857)
Net sales - 2009		$6,606

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

Segment Operating Profit of reportable segments in 2009 was $891 million compared to $1,047 million in 2008, a decrease of $156 million, or 14.9%.  The decrease was primarily due to weaker market conditions and customer de-stocking, which led to a 10% reduction in shipments and to temporary production curtailments as the Company attempted to match supply with lower demand.  The temporary production curtailments resulted in approximately $302 million of higher unabsorbed fixed costs.  Manufacturing costs were also higher by approximately $7 million due to inflationary cost increases.

Partially offsetting the decreases in Segment Operating Profit noted above were improved price and mix, lower warehouse and delivery costs and savings from the Company’s strategic review of its global manufacturing footprint.  Improved price and mix contributed approximately $264 million in 2009, primarily due to the Company’s price over volume strategy aimed at improving margins.  Warehouse and delivery costs were lower by approximately $28 million due to lower shipments and an 11% reduction in inventory levels at the end of 2009 compared to 2008.  The Company’s strategic review of its global manufacturing footprint led to the permanent curtailment of plant capacity and the realignment of selected operations, resulting in savings of approximately $122 million.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2008		$1,047
Net effect of price and mix	$264
Decreased sales volume	(256)
Effects of changing foreign currency rates	(35)
Manufacturing and delivery	(132)
Operating expenses	6
Other	(3)
Total net effect on Segment Operating Profit		(156)
Segment Operating Profit - 2009		$891

Interest Expense

Interest expense in 2009 was $222 million compared with interest expense of $253 million in 2008.  The 2009 amount includes $5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May tender for the 7.50% Senior Debentures due May 2010.  Exclusive of these items, interest expense decreased approximately $37 million.  The decrease is principally due to lower variable interest rates under the Company’s bank credit agreement as well as favorable foreign currency exchange rates.

Interest Income

Interest income for 2009 was $18 million compared to $25 million for 2008.  The decrease is principally due to lower interest rates on investments, which more than offset the additional interest earned on the Company’s higher cash balance.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2009 was 28.1%, compared with 30.7% for 2008.  The provision for 2009 includes a non-cash tax benefit transferred from other comprehensive income of $20.7 million (see Note 10 to the Consolidated Financial Statements for more information).  The provision for 2008 includes a net expense of $33.3 million related to tax legislation, restructuring, and other.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2009 was 26.5% compared to 24.2% for 2008.  The increase in the effective tax rate in 2009 was due to lower earnings generated in jurisdictions where the Company has lower effective tax rates.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2009 were $36 million compared to $70 million for 2008.  Net earnings attributable to noncontrolling interests were reduced by $9 million in 2009 related to restructuring and asset impairment charges recorded during the year.  Excluding this amount, net earnings attributable to noncontrolling interests in 2009 decreased $25 million compared with 2008.  The decrease is primarily a result of lower segment operating profit in the Company’s South American segment in 2009.

Earnings from Continuing Operations Attributable to the Company

For 2009, the Company recorded earnings from continuing operations attributable to the Company of $263 million compared to $424 million for 2008.  The after tax effects of the items excluded from Segment Operating Profit, the 2009 additional interest charges, and the 2009 and 2008 unusual tax items increased or decreased earnings in 2009 and 2008 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2009	2008
Restructuring and asset impairment	$(180)	$(110)
Charge for currency remeasurement	(17)
Note repurchase premiums and write-off of finance fees, net of interest rate swap gain	(5)
Non-cash tax benefit transferred from other income categories	21
Net expense related to tax legislation, restructuring and other		(35)
Total	$(181)	$(145)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2010 were $89 million compared with $67 million for 2009.  The increased expense in 2010 is mainly attributable to increased employee benefit costs, primarily pension expense.

Retained corporate costs and other for 2009 were $67 million compared with $1 million for 2008. The increased expense in 2009 is mainly attributable to increased employee benefit costs, primarily pension expense, and lower royalty income.

Restructuring and Asset Impairments

During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the completion of previously announced actions in North America and Europe related to the Company’s strategic review of its global manufacturing footprint.  See Note 14 to the Consolidated Financial Statements for additional information.

Charges for similar actions in Europe, North America and South America during 2009 totaled $207 million ($180 million after tax amount attributable to the Company).  See Note 14 to the Consolidated Financial Statements for additional information.

Charges for similar actions during 2008 totaled $133 million ($109 million after tax amount attributable to the Company).  See Note 14 to the Consolidated Financial Statements for additional information.

During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company), related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs

The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million (pretax and after tax amount attributable to the Company) for acquisition-related restructuring, transaction and financing costs.

Charge for Currency Remeasurement

Due to Venezuelan government restrictions on transfers of cash out of the country at the official rate, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $18 million ($17 million after tax amount attributable to the Company) in 2009.

Discontinued Operations

On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.  Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considers the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations.  Amounts for the prior periods have been reclassified to conform to this presentation.  At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008

Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)
Gross profit	43	149	131

Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52	$76

The loss on disposal of discontinued operations of $337 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete disposal of the Company’s operations in Venezuela.

The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Balance at December 31, 2009

Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3
Total current assets	92

Other long-term assets	3
Net property, plant, and equipment	31
Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15
Total liabilities	$27

The gain on disposal of discontinued operations of $7 million reported in 2008 relates to an adjustment of the 2007 gain on the sale of the plastics packaging business mainly related to finalizing certain tax allocations and an adjustment to the selling price in accordance with procedures set forth in the final contract.

Capital Resources and Liquidity

As of December 31, 2010, the Company had cash and total debt of $640 million and $4.3 billion, respectively, compared to $755 million and $3.6 billion, respectively, as of December 31, 2009.

Current and Long-Term Debt

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013.  During 2010, the Company’s subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement.  At December 31, 2010 the Company’s subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.7%.  As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

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

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at

December 31, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

During June 2010, a subsidiary of the Company redeemed all $450 million of the 8.25% senior notes due 2013.  During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020.  The notes bear interest at 6.75% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars.  This program expired in October 2010.

Information related to the Company’s accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

	2010	2009

Balance (included in short-term loans)	$247	$289

Weighted average interest rate	2.40%	2.52%

Cash Flows

Free cash flow was $279 million for 2010 compared to $512 million for 2009.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the years ended December 31, 2010 and 2009 is calculated as follows (dollars in millions):

	2010	2009

Cash provided by continuing operating activities	$779	$919
Additions to property, plant, and equipment - continuing	(500)	(407)
Free cash flow	$279	$512

Operating activities:  Cash provided by continuing operating activities was $779 million for 2010 compared to $919 million for 2009.  The decrease in cash flows from continuing operating activities was primarily due to an increase in working capital of $71 million in 2010 compared to a decrease in working capital of $156 million in 2009.  The change in working capital in 2010 compared to 2009 was mainly due to the change in inventory.  The Company’s strategic review of its manufacturing footprint, temporary production curtailments and other management initiatives resulted in an 11% reduction in inventory levels in 2009.  Inventory levels at December 31, 2010 have increased from the low levels at the end of 2009 as the Company expects more sales growth in 2011.  The decrease in cash flows from continuing operating activities was also due to increased interest payments of $34 million as a result of higher debt balances, partially offset by an increase in dividends received from equity investments of $28 million.

During 2010, the Company contributed $22 million to its non-U.S. defined benefit pension plans, compared with $122 million in 2009.  The 2009 contributions included $50 million of accelerated 2010 contributions.  The Company was not required to make cash contributions to the U.S. defined benefit pension plans during 2010.  Contributions beyond 2011 are dependent on future asset returns and discount rates which the Company is unable to predict.  However, the Company believes that contributions to its non-U.S. plans will be approximately $50 million to $60 million and that it will not be required to make contributions to its U.S. plans in 2011.  The Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Investing activities:  Cash utilized in investing activities was $1,314 million for 2010 compared to $418 million for 2009.  The increase was primarily due to cash paid for acquisitions of $817 million in 2010 as the Company acquired glass container manufacturing plants in Argentina, Brazil and China and invested in a joint venture with operations in Malaysia, Vietnam and China.  Capital spending for property, plant, and equipment from continuing operations was $500 million for 2010 compared to $407 million for 2009.  The increase in capital spending was due to restructuring activities in North America and new furnace expansions in South America and Asia Pacific.

Financing activities:  Cash provided by financing activities was $368 million for 2010 compared to cash utilized by financing activities of $76 million for 2009.  Cash provided by financing activities during 2010 included the issuance of the $690 million exchangeable senior notes due 2015 and the €500 million senior notes due 2020.  During 2010, the Company also repaid the $450 million senior notes due 2013.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve-months) and long-term basis.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2010 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$4,028	$77	$626	$1,402	$1,923
Capital lease obligations	91	20	36	23	12
Operating leases	137	41	56	32	8
Interest (1)	1,323	240	448	337	298
Purchase obligations (2)	915	630	280	5
Pension benefit plan contributions	60	60
Postretirement benefit plan benefit payments (1)	201	21	41	42	97
Total contractual cash obligations	$6,755	$1,089	$1,487	$1,841	$2,338

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$135	$135
Total commercial commitments	$135	$135

(1) Amounts based on rates and assumptions at December 31, 2010.

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

The Company believes that accounting for property, plant and equipment, impairment of long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at December 31, 2010 totaled $3,107 million, representing 32% of total assets.  Depreciation expense during 2010 totaled $369 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2010, 2009 or 2008.

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

In mid-2007, the Company began a strategic review of its global manufacturing footprint.  As a result of this review, during 2007, 2008, 2009 and 2010, the Company recorded charges that included impairments of property, plant, and equipment across all segments including certain Retained Corporate Costs and Other activities.  While the Company has concluded this strategic review of its manufacturing footprint, it is possible that the Company may conclude in the future that it will close or temporarily idle additional selected facilities or production lines and reduce headcount to increase operating performance and cash flows.  As of December 31, 2010, no other decisions had been made and no events had occurred that would require an additional evaluation of possible impairment.  For additional information on charges recorded in 2010, 2009 and 2008, see Note 14 to the Consolidated Financial Statements.

Goodwill — Goodwill at December 31, 2010 totaled $2,821 million, representing 29% of total assets.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment.  The Company conducts its evaluation as of October 1 of each year.  Goodwill impairment testing is performed using the business enterprise value (“BEV”) of each reporting unit which is calculated as of a measurement date by determining the present value of debt-free, after-tax projected future cash flows, discounted at the weighted average cost of capital of a hypothetical third party buyer.  This BEV is then compared to the book value of each reporting unit as of the measurement date to assess whether an impairment of goodwill may exist.

During the fourth quarter of 2010, the Company completed its annual testing and determined that no impairment of goodwill existed.

The testing performed as of October 1, 2010, indicated a significant excess of BEV over book value for each unit.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2010, may have indicated an impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each reporting unit.

The Company will monitor conditions throughout 2011 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2011, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets — Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company.  Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 4 to the Consolidated Financial Statements. During 2008, the Company recorded charges that included impairments of an equity investment.  For additional information on these charges, see Note 13 to the Consolidated Financial Statements.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2010, the weighted average discount rate was 5.24% and 5.28% for U.S. and non-U.S. plans, respectively.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2011, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.0% for U.S. plans and 6.4% for non-U.S. plans compared to 8.0% for U.S. plans and 6.8% for non-U.S. plans in 2010.  The Company recorded pension expense (income) from continuing operations of $36 million,

$10 million, and $(41) million for the U.S. plans in 2010, 2009, and 2008, respectively, and $37 million, $35 million, and $16 million for the non-U.S. plans from its principal defined benefit pension plans.  The increase in pension expense in 2010 is principally a result of the amortization of prior period actuarial losses.  Depending on currency translation rates, the Company expects to record approximately $90 million of total pension expense for the full year of 2011.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in the pretax pension expense for the full year 2011.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.  For example, a one-half percentage point change in the discount rate used to calculate plan liabilities would result in a change of approximately $20 million in the pretax pension expense for the full year 2011.

Recognition of Funded Status — Generally accepted accounting principles for pension benefit plans require employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2010, the Accumulated Other Comprehensive Loss component of share owners’ equity was decreased by $60 million ($56 million after tax attributable to non-U.S. pension plans) to reflect a net increase in the funded status of the Company’s plans at that date.

Income Taxes

The Company accounts for income taxes as required by general accounting principles under which management judgment is required in determining income tax expense and the related balance sheet amounts. This judgment includes estimating and analyzing historical and projected future operating results, the reversal of taxable temporary differences, tax planning strategies, and the ultimate outcome of uncertain income tax positions.  Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Changes in the estimates and assumptions used for calculating income tax expense and potential differences in actual results from estimates could have a material impact on the Company’s results of operations and financial condition.

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is dependent upon historical profitability and future sources of taxable income including the effects of tax planning.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  Accordingly, evidence related to objective historical losses is typically given more weight than projected profitability.  The Company has recorded a valuation allowance for the portion of deferred tax assets, where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, South America (principally Colombia and Brazil), and Europe (principally Italy, France, The Netherlands, Germany, the United Kingdom, Spain, and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  For the years ended December 31, 2010, 2009 and 2008, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.  The Company does not hedge the foreign currency exchange rate risk related to earnings of operations outside the United States.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2010 and 2009.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Secured Credit Agreement (see Note 5 to the Consolidated Financial Statements for further information).  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense.  To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt, and, from time to time, may enter into interest rate swap agreements.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2010.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair
						There-		Value at
(dollars in millions)	2011	2012	2013	2014	2015	after	Total	12/31/2010

Long-term debt at variable rate:
Principal by expected maturity	$97	$203	$459	$20	$15	$17	$811	$811
Avg. principal outstanding	$763	$613	$282	$42	$25	$17
Avg. interest rate	2.67%	2.67%	2.67%	2.67%	2.67%	2.67%

Long-term debt at fixed rate:
Principal by expected maturity				$700	$690	$1,919	$3,309	$3,424
Avg. principal outstanding	$3,309	$3,309	$3,309	$3,251	$2,206	$1,919
Avg. interest rate	6.47%	6.47%	6.47%	7.20%	7.20%	7.14%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2009.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  The Company mitigates a portion of this risk by passing commodity cost changes through to customers.  In addition, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market with respect to its forecasted usage requirements over the next twelve to twenty-four months and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period.  At December 31, 2010, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs over that period.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2010.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, and (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2011

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Illinois Group, Inc.

Dollars in millions, except per share amounts
Years ended December 31,	2010	2009	2008
Net sales	$6,633	$6,652	$7,540
Manufacturing, shipping, and delivery expense	(5,283)	(5,317)	(5,994)
Gross profit	1,350	1,335	1,546

Selling and administrative expense	(492)	(493)	(499)
Research, development, and engineering expense	(62)	(58)	(66)
Interest expense	(249)	(222)	(253)
Interest income	13	18	25
Equity earnings	59	53	51
Royalties and net technical assistance	16	13	18
Other income	16	11	9
Other expense	(57)	(262)	(146)

Earnings from continuing operations before income taxesf	594	395	685
Provision for income taxes	(137)	(110)	(211)
Earnings from continuing operations	457	285	474
Earnings from discontinued operations	31	66	96
Gain (loss) on disposal of discontinued operations	(337)		7
Net earnings	151	351	577
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)

Net earnings attributable to the Company	$109	$315	$507

Amounts attributable to the Company:
Earnings from continuing operations	$420	$263	$424
Earnings from discontinued operations	24	52	76
Gain (loss) on disposal of discontinued operations	(335)		7
Net earnings	$109	$315	$507

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$37	$22	$50
Earnings from discontinued operations	7	14	20
Gain (loss) on disposal of discontinued operations	(2)
Net earnings	$42	$36	$70

Comprehensive income (loss), net of tax:
Net earnings	$151	$351	$577
Foreign currency translation adjustments	128	200	(451)
Pension and other postretirement benefit adjustments	55	70	(979)
Change in fair value of derivative instruments	(2)	31	(33)
Total comprehensive income (loss)	332	652	(886)
Comprehensive income attributable to noncontrolling interests	48	7	51
Comprehensive income (loss) attributable to the Company	$284	$645	$(937)

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Illinois Group, Inc.

Dollars in millions
December 31,	2010	2009

Assets
Current assets:
Cash, including time deposits of $441 ($561 in 2009)	$640	$755
Short-term investments		1
Receivables, less allowances of $40 ($37 in 2009) for losses and discounts	1,075	983
Inventories	946	889
Prepaid expenses	77	77
Assets of discontinued operations		92
Total current assets	2,738	2,797
Other assets:
Equity investments	299	114
Repair parts inventories	147	122
Prepaid pension	54	46
Other assets	588	522
Goodwill	2,821	2,381
Assets of discontinued operations		34
Total other assets	3,909	3,219
Property, plant, and equipment:
Land, at cost	288	248
Buildings and equipment, at cost:
Buildings and building equipment	1,233	1,167
Factory machinery and equipment	5,111	4,720
Transportation, office, and miscellaneous equipment	136	129
Construction in progress	248	289
	7,016	6,553
Less accumulated depreciation	3,909	3,842
Net property, plant, and equipment	3,107	2,711

Total assets	$9,754	$8,727

CONSOLIDATED BALANCE SHEETS  Owens-Illinois Group, Inc. (continued)

Millions of dollars
December 31,	2010	2009

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$257	$300
Accounts payable	878	850
Salaries and wages	160	168
U.S. and foreign income taxes	32	38
Other accrued liabilities	485	441
Long-term debt due within one year	97	50
Liabilities of discontinued operations		12
Total current liabilities	1,909	1,859

Long-term debt	3,924	3,258

Deferred taxes	203	186

Pension benefits	576	578

Nonpension postretirement benefits	259	267

Other liabilities	381	343

Liabilities of discontinued operations		15

Share owners’ equity:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Other contributed capital	507	783
Retained earnings	2,640	2,531
Accumulated other comprehensive loss	(856)	(1,291)

Total share owner’s equity of the Company	2,291	2,023
Noncontrolling interests	211	198
Total share owners’ equity	2,502	2,221
Total liabilites and share owners’ equity	$9,754	$8,727

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY  Owens-Illinois Group, Inc

	Share Owners’ Equity of the Company
Dollars in millions	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2008	$1,110	$1,709	$(177)	$252	$2,894
Net distribution to parent	(170)				(170)
Comprehensive income:
Net earnings		507		70	577
Foreign currency translation adjustments			(432)	(19)	(451)
Pension and other postretirement benefit adjustments, net of tax			(979)		(979)
Change in fair value of derivative instruments, net of tax			(33)		(33)
Dividends paid to noncontrolling interests on subsidiary common stock				(50)	(50)
Balance on December 31, 2008	$940	$2,216	$(1,621)	$253	$1,788
Net distribution to parent	(157)				(157)
Comprehensive income:
Net earnings		315		36	351
Foreign currency translation adjustments			229	(29)	200
Pension and other postretirement benefit adjustments, net of tax			70		70
Change in fair value of derivative instruments, net of tax			31		31
Dividends paid to noncontrolling interests on subsidiary common stock				(62)	(62)
Balance on December 31, 2009	$783	$2,531	$(1,291)	$198	$2,221
Net distribution to parent	(357)				(357)
Capital contribution from OI Inc.	91				91
Comprehensive income:
Net earnings		109		42	151
Foreign currency translation adjustments			122	6	128
Pension and other postretirement benefit adjustments, net of tax			55		55
Change in fair value of derivative instruments, net of tax			(2)		(2)
Noncontrolling interests’ share of acquisition				12	12
Acquisition of noncontrolling interest	(10)			(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock				(25)	(25)
Disposal of Venezuelan operations			260	(14)	246
Balance on December 31, 2010	$507	$2,640	$(856)	$211	$2,502

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Illinois Group, Inc.

Dollars in millions
Years ended December 31,	2010	2009	2008

Operating activities:
Net earnings	$151	$351	$577
Net earnings of discontinued operations	(31)	(66)	(96)
(Gain) loss on disposal of discontinued operations	337		(7)
Non-cash charges (credits):
Depreciation	369	364	420
Amortization of intangibles and other deferred items	22	21	29
Amortization of finance fees and debt discount	19	10	8
Deferred tax benefit	(56)	52	21
Non-cash tax benefit		(21)
Restructuring and asset impairment	13	207	133
Charges for acquisition-related costs	26
Other	142	61	64
Cash paid for restructuring	(61)	(65)	(49)
Change in non-current operating assets	(19)	28	8
Reduction of non-current liabilities	(62)	(179)	(90)
Change in components of working capital	(71)	156	(148)
Cash provided by continuing operating activities	779	919	870
Cash provided by (utilized in) discontinued operating activities	(8)	71	97
Total cash provided by operating activities	771	990	967
Investing activities:
Additions to property, plant, and equipment - continuing	(500)	(407)	(340)
Additions to property, plant, and equipment - discontinued	(3)	(21)	(22)
Acquisitions, net of cash acquired	(817)	(5)
Net cash proceeds related to sale of assets and other	6	15	(15)
Cash utilized in investing activities	(1,314)	(418)	(377)
Financing activities:
Additions to long-term debt	1,392	1,080	686
Repayments of long-term debt	(545)	(610)	(695)
Decrease in short-term loans - continuing	(39)	(85)	(21)
Increase in short-term loans - discontinued	(2)	6
Net receipts (payments) for hedging activity	21	14	(45)
Payment of finance fees	(33)	(14)
Dividends paid to noncontrolling interests - continuing	(25)	(35)	(40)
Dividends paid to noncontrolling interests - discontinued		(27)	(10)
Net change in payable to parent	(28)	(222)	(250)
Distribution to parent	(373)	(183)	(200)
Cash provided by (utilized in) financing activities	368	(76)	(575)
Effect of exchange rate fluctuations on cash	3	(64)	(23)
Increase (decrease) in cash	(172)	432	(8)
Cash at beginning of year	812	380	388
Cash at end of year	640	812	380
Cash - discontinued operations		57	155
Cash - continuing operations	$640	$755	$225

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1.  Significant Accounting Policies

Basis of Consolidated Statements  The consolidated financial statements of Owens-Illinois Group, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the Company’s Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

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

Nature of Operations  The Company is a leading manufacturer of glass container products.  The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries.  The principal markets and operations for the Company’s products are in Europe, North America, South America, and Asia Pacific.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008

Range of expected lives of options (years)	4.75	4.75	4.75
Range of expected stock price volatilities	52.4% - 53.9%	42.0%-52.0%	29.0%-39.8%
Weighted average expected stock price volatilities	53.3%	46.3%	31.4%
Range of risk-free interest rates	1.2% - 2.5%	1.3%-2.1%	1.5%-3.7%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of options is based on the assumption that, on average, options will be exercised at the mid-point between the vesting date and the expiration date.  This assumption is used due to the lack of exercise experience under the Company’s current stock option plan.  The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

The fair value of other equity awards, consisting of restricted shares and performance vested restricted share units, is equal to the quoted market value at the time of grant.

2.  Supplemental Cash Flow Information  Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2010	2009	2008
Decrease (increase) in current assets:
Receivables	$(60)	$(12)	$75
Inventories	(29)	152	(64)
Prepaid expenses and other	9	(23)	45
Increase (decrease) in current liabilities:
Accounts payable	17	29	(65)
Accrued liabilities	(3)	(20)	(51)
Salaries and wages	(13)	20	(39)
U.S. and foreign income taxes	8	10	(49)
	$(71)	$156	$(148)

Interest paid in cash, including note repurchase premiums in 2010 and 2009, aggregated $229 million for 2010, $195 million for 2009, and $252 million for 2008.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Income taxes paid (received) in cash were as follows:

	2010	2009	2008
U.S. - continuing	$2	$(2)	$(1)
Non-U.S. - continuing	123	147	154
Non-U.S. - discontinued operations	7	49	8
	$132	$194	$161

3.  Inventories   Major classes of inventory are as follows:

	2010	2009
Finished goods	$786	$734
Raw materials	106	104
Operating supplies	54	51
	$946	$889

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $39 million and $43 million at December 31, 2010 and 2009, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2010 and 2009 were approximately $835 million and $762 million, respectively.

4. Equity Investments   Summarized information pertaining to the Company’s equity associates follows:

	2010	2009	2008
For the year:
Equity in earnings:
Non-U.S.	$20	$13	$14
U.S.	39	40	37
Total	$59	$53	$51

Dividends received	$62	$34	$25

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Summarized combined financial information for equity associates is as follows:

	2010	2009
At end of year:
Current assets	$271	$218
Non-current assets	552	314
Total assets	823	532
Current liabilities	148	138
Other liabilities and deferred items	174	146
Total liabilities and deferred items	322	284
Net assets	$501	$248

	2010	2009	2008
For the year:
Net sales	$731	$549	$636

Gross profit	$227	$200	$228

Net earnings	$162	$158	$154

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

There is a difference for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5.  Debt  The following table summarizes the long-term debt of the Company at December 31, 2010 and 2009:

	2010	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (90 million AUD at Dec. 31, 2010)	92	144
Term Loan B	190	190
Term Loan C (111 million CAD at Dec. 31, 2010)	111	105
Term Loan D (€190 million at Dec. 31, 2010)	253	274
Senior Notes:
8.25%, due 2013		460
6.75%, due 2014	400	400
6.75%, due 2014 (€225 million)	300	325
3.00%, Exchangeable, due 2015	607
7.375%, due 2016	585	582
6.875%, due 2017 (€300 million)	401	433
6.75%, due 2020 (€500 million)	668
Payable to OI Inc.	250	278
Other	164	117
Total long-term debt	4,021	3,308
Less amounts due within one year	97	50
Long-term debt	$3,924	$3,258

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013.  During 2010, the Company’s subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement.  At December 31, 2010 the Company’s subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

The leverage ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the leverage ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.67%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.6 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

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

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal.  The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution from OI Inc.  The carrying values of the liability and equity components at December 31, 2010 are as follows:

Principal amount of exchangeable notes	$690
Unamortized discount on exchangeable notes	83
Net carrying amount of liability component	$607

Carrying amount of equity component	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the year ended December 31, 2010 is as follows:

Contractual coupon interest	$14
Amortization of discount on exchangeable notes	10
Total interest expense	$24

During June 2010, a subsidiary of the Company redeemed all $450 million of the 8.25% senior notes due 2013.  During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020.  The notes bear interest at 6.75% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars.  This program expired in October 2010.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Information related to the Company’s accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

	2010	2009
Balance (included in short-term loans)	$247	$289

Weighted average interest rate	2.40%	2.52%

The Company capitalized $24 million and $17 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2015 are as follows:  2011, $97 million; 2012, $203 million; 2013, $459 million; 2014, $720 million; and 2015, $705 million.

Fair values at December 31, 2010, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
6.75%, due 2014	$400	102.50	$410
6.75%, due 2014 (€225 million)	300	102.25	307
3.00%, Exchangeable, due 2015	690	101.24	699
7.375%, due 2016	600	107.84	647
6.875%, due 2017 (€300 million)	401	103.98	417
6.75%, due 2020 (€500 million)	668	101.20	676

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings and equipment operating leases was $115 million in 2010, $110 million in 2009, and $99 million in 2008.  Minimum future rentals under operating leases are as follows:  2011, $60 million; 2012, $48 million; 2013, $35 million; 2014, $23 million; 2015, $18 million; and 2016 and thereafter, $20 million.

7.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other expense were $(3) million in 2010, $(1) million in 2009, and $10 million in 2008.

8.  Derivative Instruments   The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

value these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

During the second quarter of 2009, the Company extinguished $222 million of its intercompany debt with OI Inc. and terminated the related interest rate swap agreements for proceeds of $5 million.  The Company recognized $4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the outstanding intercompany debt, which matured in May 2010.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction of interest expense over the remaining life of the senior notes due 2013.  During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013.  Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense.  See Note 5 for additional information.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009	2008

Interest rate swaps	$—	$(11)	$26
Related long-term debt		11	(26)
Proceeds recognized and amortized for terminated interest rate swaps	10	7
Net impact on interest expense	$10	$7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010 and 2009, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs and 4,800,000 MM BTUs, respectively.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2010 and 2009, an unrecognized loss of $3 million and $1 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2010 and 2009 was not material.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2010	2009	2008	2010	2009	2008

$(11)	$(24)	$(27)	$(9)	$(61)	$6

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

The effect of the net investment hedge on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

				Amount of Gain (Loss)
Amount of Gain (Loss)			Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI			Reclassified from Accumulated	OCI into Income
2010	2009	2008	OCI into Income	2010	2009	2008

$24	$(9)	$15	N/A	$—	$—	$—

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

At December 31, 2010 and 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion and $1.0 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009	2008

Other expense	$18	$(8)	$(4)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2010 and 2009:

	Fair Value
	Balance Sheet Location	2010	2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	5	6
Foreign exchange contracts	b	2
Foreign exchange contracts	c	1
Total derivatives not designated as hedging instruments:		8	6
Total asset derivatives		$8	$7

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	21	3
Total liability derivatives		$24	$5

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2008	$493	$13	$(5)	$(678)	$(177)

2008 Change	(432)		(33)	(1,080)	(1,545)
Translation effect				46	46
Tax effect				55	55

Balance on December 31, 2008	61	13	(38)	(1,657)	(1,621)

2009 Change	229		37	133	399
Translation effect				(34)	(34)
Tax effect				(14)	(14)
Intraperiod tax allocation			(6)	(15)	(21)

Balance on December 31, 2009	290	13	(7)	(1,587)	(1,291)

2010 Change	122		(2)	60	180
Translation effect				(1)	(1)
Tax effect				(4)	(4)
Disposal of Venezuelan operations	260				260

Balance on December 31, 2010	$672	$13	$(9)	$(1,532)	$(856)

Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  The disposal of the Venezuelan operations in 2010 reflects the expropriation of the Company’s Venezuelan subsidiaries.  See Note 21 to the Consolidated Financial Statements for further information.

The intraperiod tax allocation in 2009 related to a non-cash tax benefit transferred to continuing operations.  See Note 10 to the Consolidated Financial Statements for further information.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Income Taxes  The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2010	2009	2008

U.S.	$53	$(35)	$109
Non-U.S.	541	430	576
	$594	$395	$685

Discontinued operations	2010	2009	2008

U.S.	$—	$—	$2
Non-U.S.	(296)	110	123
	$(296)	$110	$125

The provision (benefit) for income taxes consists of the following:

	2010	2009	2008

Current:
U.S.	$—	$—	$—
Non-U.S.	141	67	188
	141	67	188

Deferred:
U.S.	(2)	(23)	16
Non-U.S.	(2)	66	7
	(4)	43	23

Total:
U.S.	(2)	(23)	16
Non-U.S.	139	133	195
Total for continuing operations	137	110	211
Total for discontinued operations	10	44	22
	$147	$154	$233

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

A reconciliation of the provision (benefit) for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2010	2009	2008
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$208	$139	$240

Increase (decrease) in provision for income taxes due to:

Non-U.S. income taxes	(25)	(18)	(3)
State taxes, net of federal benefit	(2)	(1)	1
Intraperiod tax allocation - U.S.		(21)
Tax law changes	1	(3)	(23)
Changes in valuation allowance	(49)	12	(11)
Other items	4	2	7
Provision for income taxes	$137	$110	$211

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive income.  An exception is provided when there is aggregate pretax income from other categories and a pretax loss from continuing operations in the current year.  In such an instance, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets.  In instances where a valuation allowance is established against current year losses, income from other sources, including other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.  During 2009, certain pretax losses from continuing operations were partially offset by other comprehensive income as a result of the exception noted above, resulting in a reduction of the valuation allowance and a benefit allocated to income tax expense from continuing operations of $21 million.

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefits	$87	$88
Foreign tax credit	312	312
Operating and capital loss carryovers	455	399
Other credit carryovers	48	43
Accrued liabilities	127	169
Pension liability	138	127
Other	69	70
Total deferred tax assets	1,236	1,208
Deferred tax liabilities:
Property, plant, and equipment	169	149
Convertible Bonds	28
Inventory	12	12
Other	80	67
Total deferred tax liabilities	289	228
Valuation allowance	(910)	(926)
Net deferred taxes	$37	$54

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid expenses	$8	$8
Other assets	232	232
Deferred taxes	(203)	(186)
Net deferred taxes	$37	$54

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-US jurisdictions.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

At December 31, 2010, before valuation allowance, the Company has unused foreign tax credits of $312 million expiring in 2017, research tax credits of $18 million expiring from 2013 to 2030 and alternative minimum tax credits of $30 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $104 million of the deferred tax assets relate to operating and capital loss carryforwards that can be carried over indefinitely with the remaining $351 million expiring between 2011 and 2030.

At December 31, 2010, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2,048 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company is included in OI Inc.’s consolidated tax returns for US federal and certain state income tax purposes.  The consolidated group has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1	$120	$90	$41
Additions and reductions for tax positions of prior years	26	19	49
Additions based on tax positions related to the current year	5	11	4
Additions for tax positions of prior years on acquisitions	12
Reductions due to the lapse of the applicable statute of limitations	(1)	(2)	(2)
Reductions due to settlements	(13)		(2)
Foreign currency translation	(6)	2
Balance at December 31	$143	$120	$90

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$125	$89	$60

Accrued interest and penalties at December 31	$36	$22	$12

Interest and penalties included in tax expense for the years ended December 31	$4	$10	$10

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Germany, Hungary, Italy, New Zealand, Poland, Spain, UK and the U.S. The years under examination range from 2001 through 2008. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.

11.  Stock Options and Other Stock Based Compensation   The Company participates in OI Inc.’s five nonqualified plans under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc. At December 31, 2010, there were 6,588,528 shares authorized and available for grants under these plans.  Total compensation cost for all grants of shares and units under all of these plans was $11 million, $20 million and $21 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Stock option information at December 31, 2010 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2010	4,061	$18.93
Granted	469	31.21
Exercised	(321)	15.33
Forfeited or expired	(161)	19.99
Options outstanding at December 31, 2010	4,048	20.60	4.2	$41
Options vested or expected to vest at December 31, 2010	3,995	$20.60	4.2	$40
Options exercisable at December 31, 2010	2,201	$20.86	3.3	$26

Certain additional information related to stock options is as follows for the periods indicated:

	2010	2009	2008
Weighted average grant-date fair value of options granted (per share)	$14.60	$4.23	$16.21

Aggregate intrinsic value of options exercised	$5	$3	$17

Aggregate cash received from options exercised	$5	$7	$15

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Restricted share activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2010	569	$16.73
Granted	143	31.30
Vested	(156)	18.20
Forfeited	(20)	19.09
Nonvested at December 31, 2010	536	20.11

Awards granted during 2009		$11.85
Awards granted during 2008		$52.02

	2010	2009	2008
Total fair value of shares vested	$5	$4	$3

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares Units	Fair Value
	(thousands)	(per unit)

Nonvested at January 1, 2010	1,269	$18.68
Granted	265	31.10
Vested	(280)	24.20
Forfeited	(34)	23.22
Nonvested at December 31, 2010	1,220	19.99

Awards granted during 2009		$10.30
Awards granted during 2008		$52.23

2010
Number of shares issued to holders of vested units (thousands)	414

Fair value of shares at issuance date	$13

As of December 31, 2010, there was $20 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately four years.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The changes in the pension benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Obligations at beginning of year	$2,307	$2,136	$1,518	$1,320

Change in benefit obligations:
Service cost	25	24	21	18
Interest cost	131	134	79	82
Actuarial loss, including the effect of change in discount rates	147	185	59	62
Participant contributions			7	7
Benefit payments	(173)	(180)	(84)	(73)
Curtailments		(1)	(3)	(2)
Settlements				(30)
Special termination benefits		9
Foreign currency translation			(30)	134

Net change in benefit obligations	130	171	49	198

Obligations at end of year	$2,437	$2,307	$1,567	$1,518

The changes in the fair value of the pension plans’ assets for the year were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Fair value at beginning of year	$2,061	$1,785	$1,223	$922

Change in fair value:
Actual gain on plan assets	306	459	130	167
Benefit payments	(173)	(180)	(84)	(73)
Employer contributions	1	1	22	122
Participant contributions			7	7
Foreign currency translation			(18)	108
Settlements				(30)
Other		(4)	(1)
Net change in fair value of assets	134	276	56	301
Fair value at end of year	$2,195	$2,061	$1,279	$1,223

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The funded status of the pension plans at year end was as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009

Plan assets at fair value	$2,195	$2,061	$1,279	$1,223
Projected benefit obligations	2,437	2,307	1,567	1,518

Plan assets less than projected benefit obligations	(242)	(246)	(288)	(295)

Items not yet recognized in pension expense:
Actuarial loss	1,232	1,272	359	369
Prior service credit	(1)	(1)	(11)	(14)
	1,231	1,271	348	355
Net amount recognized	$989	$1,025	$60	$60

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009

Prepaid pension	$—	$—	$54	$46
Current pension liability, included with Other accrued liabilities	(2)	(1)	(6)	(8)
Pension benefits	(240)	(245)	(336)	(333)
Accumulated other comprehensive loss	1,231	1,271	348	355

Net amount recognized	$989	$1,025	$60	$60

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2010	2009	2010	2009
Current year actuarial (gain) loss	$30	$(74)	$8	$(37)
Prior service cost due to curtailment			1
Gain due to curtailment			1
Amortization of actuarial loss	(70)	(39)	(19)	(6)
Amortization of prior service credit			1	1

	(40)	(113)	(8)	(42)
Translation			1	35
	$(40)	$(113)	$(7)	$(7)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The accumulated benefit obligation for all defined benefit pension plans was $3,714 million and $3,506 million at December 31, 2010 and 2009, respectively.

The components of the net pension expense (income) for the year were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Service cost	$25	$24	$24	$21	$18	$22
Interest cost	131	134	132	79	82	83
Expected asset return	(190)	(198)	(222)	(80)	(79)	(97)
Settlement cost					9
Special termination benefits		9				4
Curtailment (gain) loss		2		(1)
Other						(1)
Amortization:
Actuarial loss	70	39	25	19	6	5
Prior service credit				(1)	(1)
Net amortization	70	39	25	18	5	5
Net expense (income)	$36	$10	$(41)	$37	$35	$16

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2011:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$84	$23
Prior service cost		(1)

Net amortization	$84	$22

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	U.S.		Non-U.S.
	2010	2009	2010	2009

Projected benefit obligations	$2,437	$2,307	$1,006	$968
Fair value of plan assets	2,195	2,061	687	650
Accumulated benefit obligation	2,332	2,202	905	834

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The weighted average assumptions used to determine benefit obligations were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Discount rate	5.24%	5.84%	5.28%	5.64%
Rate of compensation increase	4.50%	5.00%	3.49%	3.54%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008

Discount rate	5.84%	6.45%	6.17%	5.64%	5.88%	5.46%
Rate of compensation increase	5.00%	5.00%	5.00%	3.54%	2.65%	3.39%
Expected long-term rate of return on assets	8.00%	8.00%	8.50%	6.78%	6.95%	6.96%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (income) is based on the average remaining service of employees.

For 2010, the Company’s weighted average expected long-term rate of return on assets was 8.00% for the U.S. plans and 6.78% for the non-U.S. plans.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2009), which was in line with the expected long-term rate of return assumption for 2010.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets for the U.S. plans are maintained in a group trust.  The U.S. plans hold no individual assets other than the investment in the group trust.  The assets of the group trust and the Company’s non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value.  All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets.  Fixed income investments are valued by an independent pricing service.  Investments in registered investment companies or collective pooled funds are valued at their respective net asset values.  Short-term investments are stated at amortized cost, which approximates fair value.  The fair value of real estate is determined by periodic appraisals.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $2,195 and $2,061 as of December 31, 2010 and 2009, respectively, and consisted of approximately 70% equity securities and 30% debt securities. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2010 and 2009:

	2010			2009			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$28	$1		$36	$10	$—
Equity securities	383	167		406	95		44 - 54%
Debt securities	523	90	8	515	81	9	39 - 49%
Real estate			11			11	0 - 9%
Other	68			54	6		0 - 8%
Total assets at fair value	$1,002	$258	$19	$1,011	$192	$20

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2010	2009
Beginning balance	$20	$29
Net decrease	(1)	(9)
Ending balance	$19	$20

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2010.

Based on exchange rates at the end of 2010, the Company expects to contribute approximately $50 million to $60 million to its non-U.S. defined benefit pension plans in 2011.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2011	$176	$81
2012	173	81
2013	170	82
2014	170	85
2015	170	87
2016 - 2020	854	440

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $7 million in 2010, $7 million in 2009, and $7 million in 2008.

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

The changes in the postretirement benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Obligations at beginning of year	$201	$193	$88	$67
Change in benefit obligations:
Service cost	1	1	1	1
Interest cost	11	12	5	4
Actuarial (gain) loss, including the effect of changing discount rates	(1)	14	(10)	8
Benefit payments	(17)	(19)	(3)	(3)
Foreign currency translation			4	11
Net change in benefit obligations	(6)	8	(3)	21
Obligations at end of year	$195	$201	$85	$88

The funded status of the postretirement benefit plans at year end was as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Postretirement benefit obligations	$(195)	$(201)	$(85)	$(88)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	50	56	(10)	1
Prior service credit	(14)	(18)
	36	38	(10)	1
Net amount recognized	$(159)	$(163)	$(95)	$(87)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Current nonpension postretirement benefit, included with Other accrued liabilities	$(17)	$(18)	$(4)	$(4)
Nonpension postretirement benefits	(178)	(183)	(81)	(84)
Accumulated other comprehensive loss	36	38	(10)	1
Net amount recognized	$(159)	$(163)	$(95)	$(87)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2010	2009	2010	2009
Current year actuarial (gain) loss	$—	$14	$(11)	$9
Amortization of actuarial loss	(5)	(4)
Amortization of prior service credit	3	3
	(2)	13	(11)	9
Translation				(1)
	$(2)	$13	$(11)	$8

The components of the net postretirement benefit cost for the year were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	11	12	13	5	4	5
Special termination benefit						1
Amortization:
Actuarial (gain) loss	5	4	6
Prior service credit	(3)	(3)	(3)
Net amortization	2	1	3	—	—	—
Net postretirement benefit cost	$14	$14	$17	$6	$5	$7

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2011:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$5	$—
Prior service credit	(3)	—
Net amortization	$2	$—

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Accumulated post retirement benefit obligation	5.09%	5.68%	6.40%	5.02%	5.60%	6.40%
Net postretirement benefit cost	5.68%	6.40%	6.16%	5.60%	6.40%	5.20%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Health care cost trend rate assumed for next year	8.00%	8.00%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2014	2013

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$1	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	7	(6)	10	(8)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2011	$17	$4
2012	17	4
2013	16	4
2014	16	5
2015	16	5
2016 - 2020	71	26

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2010, $7 million in 2009, and $9 million in 2008.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

13.  Other Expense  Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

•                  The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million (pretax and after tax) for acquisition-related restructuring, transaction and financing costs.

Other expense for the year ended December 31, 2009 included the following:

•                  During the fourth quarter of 2009, the Company recorded charges of $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

•                  The Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

•                  During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

14.  Restructuring Accruals  Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55 million ($40 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

2008

During 2008, the Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

2009

During 2009, the Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

2010

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions in North America and Europe.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2011.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26	$22	$7	$55
Write-down of assets to net realizable value		(22)	(2)	(24)
Balance at December 31, 2007	26	—	5	31
2008 charges	70	32	30	132
Write-down of assets to net realizable value		(32)	(5)	(37)
Net cash paid, principally severance and related benefits	(36)		(7)	(43)
Other, including foreign exchange translation	(13)		(6)	(19)
Balance at December 31, 2008	47	—	17	64
2009 charges	110	79	18	207
Write-down of assets to net realizable value		(79)		(79)
Net cash paid, principally severance and related benefits	(57)		(8)	(65)
Other, including foreign exchange translation	(7)		(1)	(8)
Balance at December 31, 2009	93	—	26	119
2010 charges	(4)	3	14	13
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(47)		(14)	(61)
Other, including foreign exchange translation	(15)		(1)	(16)
Balance at December 31, 2010	$27	$—	$25	$52

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  The restructuring accruals related to these types of actions taken by the Company in prior periods, not related to the strategic review of manufacturing operations discussed above, are $27 million as of December 31, 2010 and 2009.  There were no material charges or cash payments in 2010 or 2009 related to these actions.

15.  Additional Interest Charges from Early Extinguishment of Debt  During 2010, the Company recorded additional interest charges of $9 million (pretax and after tax) for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax) in 2010 to recognize the unamortized proceeds from

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

terminated interest rate swaps on these notes.  During 2009, the Company recorded additional interest charges of $5 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

16.  Contingencies  OI Inc. is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos dust.  From 1948 to 1958, one of OI Inc.’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  OI Inc. exited the pipe and block insulation business in April 1958.  The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2010	2009	2008

Pending at beginning of year	7,000	11,000	14,000
Disposed	4,000	10,000	8,000
Filed	3,000	6,000	5,000
Pending at end of year	6,000	7,000	11,000

Based on an analysis of the lawsuits pending as of December 31, 2010, approximately 76% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 22% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages.  OI Inc.’s experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period demonstrates that the monetary relief that may be alleged in a complaint bears little relevance to a claim’s merits or disposition value.  Rather, the amount potentially recoverable is determined by such factors as the severity of the plaintiff’s asbestos disease, the product identification evidence against OI Inc. and other defendants, the defenses available to OI Inc. and other defendants, the specific jurisdiction in which the claim is made, and the plaintiff’s medical history and exposure to other disease-causing agents.

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of December 31, 2010 there are approximately 600 claims against other defendants which are likely to be asserted some time in the future against OI Inc.. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2010, has disposed of the asbestos claims of approximately 383,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $7,800.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $26 million at December 31, 2010 ($36 million at December 31, 2009) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that OI Inc. otherwise would have received.  These developments

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

generally have had the effect of increasing OI Inc.’s per-claim average indemnity payment.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $3.82 billion through 2010, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment.

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

e)   the extent to which courts and legislatures eliminate, reduce or permit the diversion of financial resources for unimpaired claimants;

f)  the number and timing of additional co-defendant bankruptcies;

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

g)  the extent to which bankruptcy trusts direct resources to resolve claims that are also presented to OI Inc. and the timing of the payments made by the bankruptcy trusts; and

h)   the extent to which co-defendants with substantial resources and assets continue to participate significantly in the resolution of future asbestos lawsuits and claims.

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

The ultimate legal and financial liability of OI Inc. with respect to the lawsuits and proceedings referred to above, in addition to other pending litigation, cannot reasonably be estimated.  OI Inc.’s reported results of operations for 2010 were materially affected by the $170 million (pretax and after tax) fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s and OI Inc.’s cost of borrowing and the ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

Financial information regarding the Company’s reportable segments is as follows:

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77
Net sales	$6,633	$6,652	$7,540

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163
Reportable segment totals	964	891	1,047

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(89)	(67)	(1)
Restructuring and asset impairment	(13)	(207)	(133)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs	(32)
Charge for currency remeasurement		(18)
Interest income	13	18	25
Interest expense	(249)	(222)	(253)
Earnings from continuing operations before income taxes	$594	$395	$685

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

					Reportable	Retained	Consoli-
		North	South	Asia	Segment	Corp Costs	dated
	Europe	America	America	Pacific	Totals	and Other	Totals

Total assets (1):
2010	$3,618	$1,961	$1,680	$2,047	$9,306	$448	$9,754
2009	3,852	1,900	729	1,683	8,164	563	8,727
2008	3,758	1,803	627	1,240	7,428	549	7,977
Equity Investments:
2010	$53	$17	$5	$179	$254	$45	$299
2009	48	19	1		68	46	114
2008	39	15	3		57	45	102
Equity earnings:
2010	$19	$15		$1	$35	$24	$59
2009	13	14			27	26	53
2008	14	13			27	24	51
Capital expenditures (2):
2010
Continuing	$151	$156	$96	$85	$488	$12	$500
Discontinued						3	3
2009
Continuing	170	103	46	81	400	7	407
Discontinued						21	21
2008
Continuing	152	91	35	58	336	4	340
Discontinued						22	22
Depreciation and amortization expense:
2010
Continuing	$172	$107	$50	$70	$399	$11	$410
Discontinued						3	3
2009
Continuing	179	99	39	67	384	11	395
Discontinued						11	11
2008
Continuing	222	99	45	81	447	10	457
Discontinued						11	11

(1)           Retained Corporate Costs and Other includes assets of discontinued operations.

(2)           Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Non-U.S.	Total
2010	$703	$2,404	$3,107
2009	639	2,072	2,711
2008	679	1,890	2,569

The Company’s net sales by geographic segment are as follows:

	United
	States	Non-U.S.	Total
2010	$1,676	$4,957	$6,633
2009	1,878	4,774	6,652
2008	1,895	5,645	7,540

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2010 - 11%, 2009 - 10%, 2008 - 11%), France (2010 - 13%,2009 - 13%, 2008 - 15%) and Australia (2010 - 11%, 2009 - 9%, 2008 - 9%)

18.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2008	$746	$1,119	$557	$—	$6	$2,428
Translation effects	(29)	(58)	(123)			(210)
Other changes		(10)			(1)	(11)
Balance as of December 31, 2008	717	1,051	434	—	5	2,207
Translation effects	19	30	125			174
Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	$743	$1,009	$677	$387	$5	$2,821

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494 million.

During the fourth quarters of 2010, 2009 and 2008, the Company completed its annual impairment testing and determined that no impairment existed.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

19.  Other Assets  Other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009

Deferred tax asset	$232	$232
Intangibles	29	22
Capitalized software	78	59
Deferred finance fees	48	34
Deferred returnable packaging costs	73	75
Other	128	100
	$588	$522

20.  Business Combinations   On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros (“CIV”) for total consideration of $594 million, consisting of cash of $572 million and acquired debt of $22 million.  CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware.  The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará.  The acquisition was part of the Company’s overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans.  The results of CIV’s operations have been included in the Company’s consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets and liabilities assumed on September 1, 2010:

Current assets	$83

Goodwill	343
Other long-term assets	82
Net property, plant, and equipment	200
Total assets	708

Current liabilities	(57)
Long-term liabilities	(79)

Net assets acquired	$572

The liabilities assumed include accruals for uncertain tax positions and other tax contingencies.  The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies.  Accordingly, the Company has also recognized a receivable from the sellers related to these contingencies.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Goodwill largely consists of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and includes intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil’s northeastern region.  Goodwill is not deductible for federal income tax purposes.

On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd.  The acquisition, located in Hebei Province of northern China, includes two plants and manufactures glass containers predominantly for China’s domestic beer market.

On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a one-plant glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China.  Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  The Company’s share of the purchase price for Malaya Glass is $132 million.  The acquisition was completed on July 16, 2010.  The Company is recognizing its interest in the joint venture using the equity method of accounting.

The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

21.  Discontinued Operations  On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.  Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considers the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations.  Amounts for the prior periods have been reclassified to conform to this presentation.  At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008

Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)
Gross profit	43	149	131

Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52	$76

The loss on disposal of discontinued operations of $337 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Balance at December 31, 2009

Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3

Total current assets	92

Other long-term assets	3
Net property, plant, and equipment	31
Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15
Total liabilities	$27

22.  Financial Information for Subsidiary Guarantors and Non-Guarantors   The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the Senior Notes (6.75% Senior Notes due 2014, 6.75% Euro Senior Notes due 2014, 3.00% Exchangeable Senior Notes due 2015, and 7.375% Senior Notes due 2016) of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and inter-company balances and transactions.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	December 31, 2010
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$81	$(8)	$1,002	$—	$1,075
Inventories		124		822		946
Other current assets		38	223	457	(1)	717

Total current assets	—	243	215	2,281	(1)	2,738

Investments in and advances to subsidiaries	2,541	3,739	(246)		(6,034)	—

Goodwill		561	10	2,251	(1)	2,821

Other non-current assets		151	114	823		1,088

Total other assets	2,541	4,451	(122)	3,074	(6,035)	3,909

Property, plant and equipment, net		664	42	2,399	2	3,107

Total assets	$2,541	$5,358	$135	$7,754	$(6,034)	$9,754

Current liabilities :
Accounts payable and accrued liabilities	$—	$314	$46	$1,195	$—	$1,555
Short-term loans and long-term debt due within one year			1	353		354

Total current liabilities	—	314	47	1,548	—	1,909

Long-term debt	250	2,082	16	1,577	(1)	3,924
Other non-current liabilities		75	419	926	(1)	1,419
Investments by and advances from parent		2,887	(347)	3,492	(6,032)	—
Total share owner’s equity of the Company	2,291					2,291
Noncontrolling interests				211		211

Total liabilities and share owners’ equity	$2,541	$5,358	$135	$7,754	$(6,034)	$9,754

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	December 31, 2009
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$73	$(9)	$919	$—	$983
Inventories		141		748		889
Other current assets		74	259	500		833
Assets of discontinued operations				92		92

Total current assets	—	288	250	2,259	—	2,797

Investments in and advances to subsidiaries	2,301	3,483	(19)		(5,765)	—

Goodwill		561	9	1,811		2,381

Other non-current assets		137	89	576	2	804
Assets of discontinued operations				34		34

Total other assets	2,301	4,181	79	2,421	(5,763)	3,219

Property, plant and equipment, net		606	40	2,065		2,711

Total assets	$2,301	$5,075	$369	$6,745	$(5,763)	$8,727

Current liabilities :
Accounts payable and accrued liabilities	$—	$369	$47	$1,082	$(1)	$1,497
Short-term loans and long-term debt due within one year	28			322		350
Liabilities of discontinued operations				12		12

Total current liabilities	28	369	47	1,416	(1)	1,859

Liabilities of discontinued operations				15		15
Long-term debt	250	1,957	18	1,033		3,258
Other non-current liabilities		79	475	820		1,374
Investments by and advances from parent		2,670	(171)	3,263	(5,762)	—
Total share owner’s equity of the Company	2,023					2,023
Noncontrolling interests				198		198

Total liabilities and share owners’ equity	$2,301	$5,075	$369	$6,745	$(5,763)	$8,727

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,779	$—	$4,977	$(123)	$6,633
Manufacturing, shipping, and delivery		(1,479)	1	(4,002)	197	(5,283)

Gross profit	—	300	1	975	74	1,350

Research, engineering, selling, administrative, and other		(127)	(98)	(386)		(611)
Net intercompany interest	21	(25)	8	(4)		—
Other interest expense	(21)	(145)		(83)		(249)
Interest income				13		13
Equity earnings from subsidiaries	109	143	(82)		(170)	—
Other equity earnings		15	24	20		59
Other revenue		88	9	7	(72)	32

Earnings (loss) from continuing operations before income taxes	109	249	(138)	542	(168)	594
Provision for income taxes		(1)	(3)	(133)		(137)
Earnings (loss) from continuing operations	109	248	(141)	409	(168)	457
Earnings from discontinued operations				31		31
Loss on disposal of discontinued operations				(337)		(337)

Net earnings (loss)	109	248	(141)	103	(168)	151
Net earnings (loss) attributable to noncontrolling interests				(42)		(42)

Net earnings (loss) attributable to the Company	$109	$248	$(141)	$61	$(168)	$109

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2009
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,929	$—	$4,794	$(71)	$6,652
Manufacturing, shipping, and delivery		(1,598)	11	(3,858)	128	(5,317)

Gross profit	—	331	11	936	57	1,335

Research, engineering, selling, administrative, and other		(247)	(98)	(468)		(813)
Net intercompany interest	39	(64)	31	(6)		—
Other interest expense	(39)	(108)	(1)	(74)		(222)
Interest income				18		18
Equity earnings from subsidiaries	315	436	(89)		(662)	—
Other equity earnings		14	25	14		53
Other revenue		68	2	10	(56)	24

Earnings (loss) from continuing operations before income taxes	315	430	(119)	430	(661)	395
Provision for income taxes		(3)	20	(127)		(110)
Earnings (loss) from continuing operations	315	427	(99)	303	(661)	285
Earnings from discontinued operations				66		66

Net earnings (loss)	315	427	(99)	369	(661)	351
Net earnings (loss) attributable to noncontrolling interests			2	(23)	(15)	(36)

Net earnings (loss) attributable to the Company	$315	$427	$(97)	$346	$(676)	$315

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2008
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,969	$—	$5,694	$(123)	$7,540
Manufacturing, shipping, and delivery		(1,719)	4	(4,462)	183	(5,994)

Gross profit	—	250	4	1,232	60	1,546

Research, engineering, selling, administrative, and other		(75)	(77)	(559)		(711)
Net intercompany interest	46	(98)	69	(17)		—
Other interest expense	(46)	(84)	(2)	(121)		(253)
Interest income		—	3	22		25
Equity earnings from subsidiaries	500	512	(97)		(915)	—
Other equity earnings		13	24	14		51
Other revenue		79	3	6	(61)	27

Earnings (loss) from continuing operations before income taxes	500	597	(73)	577	(916)	685

Provision for income taxes		(1)	(19)	(191)		(211)

Earnings (loss) from continuing operations	500	596	(92)	386	(916)	474
Net earnings of discontinued operations				96		96
Gain on discontinued operations	7		7		(7)	7
Net earnings (loss)	507	596	(85)	482	(923)	577
Net earnings (loss) attributable to noncontrolling interests			13	(65)	(18)	(70)

Net earnings (loss) attributable to the Company	$507	$596	$(72)	$417	$(941)	$507

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	$661	$(605)	$731	$(8)	$779
Cash used in discontinued operating activities				(8)		(8)
Investing Activities:
Additions to property, plant, and equipment-continuing		(138)	(4)	(358)		(500)
Additions to property, plant, and equipment-discontinued				(3)		(3)
Acquisition, net of cash acquired				(817)		(817)
Proceeds from sales and other		1		5		6

Cash provided by (used in) investing activities	—	(137)	(4)	(1,173)	—	(1,314)
Financing Activities:
Net distribution to OI Inc.	(401)					(401)
Change in intercompany transactions	401	(747)	556	(218)	8	—
Change in short term debt - continuing				(39)		(39)
Change in short term debt - discontinued				(2)		(2)
Payments of long term debt		(450)	(1)	(94)		(545)
Borrowings of long term debt		694		698		1,392
Net payments for debt-related hedging activity				21		21
Noncontrolling dividends				(25)		(25)
Payment of finance fees		(21)		(12)		(33)

Cash provided by (used in) financing activities	—	(524)	555	329	8	368
Effect of exchange rate change on cash				3		3

Net change in cash	—	—	(54)	(118)	—	(172)
Cash at beginning of period			284	528		812
Cash at end of period	$—	$—	$230	$410	$—	$640

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2009
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$578	$(105)	$738	$(292)	$919
Cash provided by discontinued operating activities				71		71
Investing Activities:
Additions to property, plant, and equipment-continuing		(72)	(2)	(333)		(407)
Additions to property, plant, and equipment-discontinued				(21)		(21)
Acquisition, net of cash acquired				(5)		(5)
Proceeds from sales		4	2	9		15

Cash used in investing activities	—	(68)	—	(350)	—	(418)
Financing Activities:
Net distribution to OI Inc.	(405)					(405)
Change in intercompany transactions	405	(1,056)	385	(26)	292	—
Change in short term debt - continuing				(85)		(85)
Change in short term debt - discontinued				6		6
Payments of long term debt		(450)	(1)	(159)		(610)
Borrowings of long term debt		1,010		70		1,080
Net payments for debt-related hedging activity				14		14
Noncontrolling dividends - continuing				(35)		(35)
Noncontrolling dividends - discontinued				(27)		(27)
Payment of finance fees		(14)				(14)

Cash provided by (used in) financing activities	—	(510)	384	(242)	292	(76)
Effect of exchange rate change on cash				(64)		(64)

Net change in cash	—	—	279	153	—	432
Cash at beginning of period			5	375		380
Cash at end of period	—	—	284	528	—	812
Cash - discontinued operations				57		57
Cash - continuing operations	$—	$—	$284	$471	$—	$755

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2008
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$108	$(34)	$834	$(38)	$870
Cash provided by discontinued operating activities				97		97
Investing Activities:
Additions to property, plant, and equipment continuing		(84)	(1)	(255)		(340)
Additions to property, plant, and equipment discontinued				(22)		(22)
Proceeds from sales		2	(17)			(15)

Cash used in investing activities	—	(82)	(18)	(277)	—	(377)
Financing Activities:
Net distribution to OI Inc.	(450)					(450)
Change in intercompany transactions	450	(26)	(4)	(458)	38	—
Change in short term debt				(21)		(21)
Payments of long term debt		(35)	(1)	(659)		(695)
Borrowings of long term debt		35	18	633		686
Net payments for debt-related hedging activity				(45)		(45)
Noncontrolling dividends - continuing				(40)		(40)
Noncontrolling dividends - discontinued				(10)		(10)

Cash provided by (used in) financing activities	—	(26)	13	(600)	38	(575)
Effect of exchange rate change on cash				(23)		(23)

Net change in cash	—	—	(39)	31	—	(8)
Cash at beginning of period			44	344		388
Cash at end of period	—	—	5	375	—	380
Cash - discontinued operations				155		155
Cash - continuing operations	$—	$—	$5	$220	$—	$225

Selected Quarterly Financial Data (unaudited) The following tables present selected financial data by quarter for the years ended December 31, 2010 and 2009:

	2010 (a)
					Year
	First	Second	Third	Fourth	to
	Quarter	Quarter	Quarter	Quarter	Date
Net sales	$1,546	$1,670	$1,689	$1,728	$6,633

Gross profit	$299	$384	$359	$308	$1,350

Earnings from continuing operations attributable to the Company (b)	$82	$132	$127	$79	$420
Earnings from discontinued operations attributable to the Company	3	9	12		24
Loss on disposal of discontinued operations attributable to the Company				(335)	(335)
Net earnings (loss) attributable to the Company	$85	$141	$139	$(256)	$109

(a)                                  Amounts related to the Company’s Venezuelan operations have been reclassified to discontinued operations as a result of the expropriations of those operations in 2010.

(b)                                 Amount for the second quarter includes charges totaling $8 million (pretax and after tax amount attributable to the Company) for restructuring and asset impairment.

Amount for the third quarter includes charges totaling $11 million ($9 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments and transaction costs.

Amount for the fourth quarter includes charges totaling $26 million ($21 million after tax amount attributable to the Company) for the following: $5 million ($3 million after tax amount attributable to the Company) for restructuring and asset impairment; and $21 million ($18 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs.

Amount for the fourth quarter includes $24 million tax benefit related to the reversal of deferred tax valuation allowances.

	2009 (c)
					Year
	First	Second	Third	Fourth	to
	Quarter	Quarter	Quarter	Quarter	Date
Net sales	$1,432	$1,711	$1,764	$1,745	$6,652

Gross profit	$269	$372	$402	$292	$1,335

Earnings (loss) from continuing operations attributable to the Company (d)	$28	$132	$119	$(16)	$263
Earnings from discontinued operations attributable to the Company	17	17	8	10	52
Net earnings (loss) attributable to the Company	$45	$149	$127	$(6)	$315

(c)                                  Amounts related to the Company’s Venezuelan operations have been reclassified to discontinued operations as a result of the expropriations of those operations in 2010.

(d)                                 Amount for the first quarter includes charges of $51 million ($48 million after tax amount attributable to the Company) for restructuring and asset impairment.

Amount for the second quarter includes charges totaling $10 million (pretax and after tax amount attributable to the Company) for the following: (1) $5 million for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (2) $5 million for restructuring and asset impairment.

Amount for the third quarter includes charges of $51 million ($33 million after tax amount attributable to the Company) for restructuring and asset impairment.

Amount for the fourth quarter includes charges totaling $188 million ($111 million after tax amount attributable to the Company) for the following: (1) $100 million ($94 million after tax amount attributable to the Company) for restructuring and asset impairment; and (2) $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

As permitted by Securities and Exchange Commission guidance, management has excluded the operations related to the 2010 acquisitions in Argentina, Brazil and China from its assessment of internal control over financial reporting as of December 31, 2010.  In the aggregate, these acquisitions represented less than 2% and 9% of the Company’s 2010 consolidated net sales and total assets, respectively.  The controls for these acquisitions are required to be evaluated and tested by the end of 2011

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Owens-Illinois Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls related to the acquisitions in Argentina, Brazil and China, which are included in the 2010 consolidated financial statements of Owens-Illinois Group, Inc. and constituted less than 2% and 9% of the Company’s 2010 net sales and total assets, respectively.  Our audit of internal control over financial reporting of Owens-Illinois Group, Inc. also did not include an evaluation of the internal control over financial reporting related to the acquisitions in Argentina, Brazil and China.

In our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Toledo, Ohio
February 10, 2011

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2011 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Page

(i) Registrant

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets at December 31, 2010 and 2009	51-52

For the years ended December 31, 2010, 2009, and 2008

Consolidated Results of Operations	50
Consolidated Share Owners’ Equity	53
Consolidated Cash Flows	54

Notes to the Consolidated Financial Statements	55

Exhibit Index	108

Schedule Page

Financial Statement Schedule

For the years ended December 31, 2010, 2009, and 2008:

II - Valuation and Qualifying Accounts (Consolidated)	S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	119

EXHIBIT INDEX

S-K Item 601 No.		Document

3.1	—	Certificate of Incorporation of OII Group, Inc., dated as of March 10, 1987 (filed as Exhibit 3.95 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).
3.2	—

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

4.5	—

Indenture, dated as of December 1, 2004, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and Law Debenture Trust Company of New York, as Trustee (filed as Exhibit 4.26 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-123960, and incorporated herein by reference).

4.6	—

Indenture, dated as of March 14, 2007, by and among OI European Group B.V., the guarantors party thereto and Law Debenture Trust Company of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated March 14, 2007, File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document

4.7	—

Indenture, dated as of May 12, 2009, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 12, 2009, File No. 33-13061, and incorporated herein by reference).

4.8	—

Indenture, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and exchange agent (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2010, File No. 1-9576, and incorporated herein by reference).

4.9	—

Form of Registration Rights Agreement, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 3, 2010, File No. 33-13061, and incorporated herein by reference).

4.10	—

Indenture, dated as of September 15, 2010, by and among OI European Group B.V.; the guarantors party thereto; Deutsche Trustee Company Limited as trustee; Deutsche Bank AG, London Branch as principal paying agent and transfer agent; and Deutsche Bank Luxembourg S.A. as the registrar, Luxembourg paying agent and transfer agent, including the form of the Senior Notes (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated September 15, 2010, File No. 33-13061, and incorporated herein by reference).

4.11	—

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

4.13	—

Third Amendment to Credit Agreement and Consent, dated as of April 30, 2010 (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated April 30, 2010, File No. 33-13061, and incorporated herein by reference).

4.14	—

Fourth Amendment to Credit Agreement and Consent, dated as of September 6, 2010 (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated September 7, 2010, File No. 33-13061, and incorporated herein by reference).

4.15	—

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

4.16	—

Second Amended and Restated Pledge Agreement, dated as of June 14, 2006, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 8-K dated June 14, 2006, File No. 33-13061, and incorporated herein by reference).

4.17	—

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

12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois, Inc. (filed herewith).
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).

S-K Item 601 No.		Document

32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
101	—

Financial statements from the annual report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*                 Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)              Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2010 and 2009, and the related results of operations, share owners’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.

2)              Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2010 and 2009, and the related results of operations, share owners’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio
February 10, 2011

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2010	2009	2008
Net sales	$6,633	$6,652	$7,540
Manufacturing, shipping, and delivery	(5,285)	(5,325)	(5,999)
Gross profit	1,348	1,327	1,541

Selling and administrative expense	(422)	(415)	(428)
Research, development, and engineering expense	(62)	(58)	(66)
Equity earnings	59	53	51
Net intercompany interest income (expense)	31	2	(45)
Other interest expense	(215)	(181)	(205)
Other expense	(31)	(247)	(141)
Other income	23	49	61

Earnings from continuing operations before income taxes	731	530	768
Provision for income taxes	(135)	(133)	(198)

Earnings from continuing operations	596	397	570
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)

Net earnings	290	463	666
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)
Net earnings attributable to the Company	$248	$427	$596

Amounts attributable to the Company:
Earnings from continuing operations	$559	$375	$520
Earnings from discontinued operations	24	52	76
Loss on disposal of discontinued operations	(335)
Net earnings	$248	$427	$596

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$37	$22	$50
Earnings from discontinued operations	7	14	20
Loss on disposal of discontinued operations	(2)
Net earnings	$42	$36	$70

Comprehensive income, net of tax:
Net earnings	$290	$463	$666
Foreign currency translation adjustments	128	200	(451)
Pension and other postretirement benefit adjustments	12	(10)	(99)
Change in fair value of derivative instruments	(2)	37	(33)
Total comprehensive income	428	690	83
Comprehensive income attributable to noncontrolling interests	48	7	51
Comprehensive income attributable to the Company	$380	$683	$32

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Packaging, Inc.

Dollars in millions
December 31,	2010	2009
Assets
Current assets:
Cash, including time deposits of $227 ($280 in 2009)	$410	$472
Receivables including amount from related parties of $4 ($4 in 2009), less allowances of $39 ($35 in 2009) for losses and discounts	1,072	979
Inventories	946	889
Prepaid expenses	85	107
Assets of discontinued operations		92
Total current assets	2,513	2,539
Other assets:
Equity investments	299	114
Repair parts inventories	147	122
Prepaid pension	54	46
Other assets	517	472
Goodwill	2,821	2,381
Assets of discontinued operations		34
Total other assets	3,838	3,169
Property, plant, and equipment:
Land, at cost	283	244
Buildings and equipment, at cost:
Buildings and building equipment	1,191	1,114
Factory machinery and equipment	5,105	4,715
Transportation, office, and miscellaneous equipment	118	111
Construction in progress	245	285
	6,942	6,469
Less accumulated depreciation	3,876	3,796
Net property, plant, and equipment	3,066	2,673
Total assets	$9,417	$8,381

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Packaging, Inc.  (continued)

Dollars in millions
December 31,	2010	2009
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$257	$300
Accounts payable including amount to related parties of $12 ($8 in 2009)	857	831
Salaries and wages	153	158
U.S. and foreign income taxes	99	108
Other accrued liabilities	415	364
Long-term debt due within one year	96	22
Liabilities of discontinued operations		12
Total current liabilities	1,877	1,795

Liabilities of discontinued operations		15

External long-term debt	3,659	2,990

Deferred taxes	297	253

Pension benefits	336	333

Nonpension postretirement benefits	81	84

Other liabilities	301	241

Share owners’ equity:
Investment by and advances from Parent	2,216	2,425
Accumulated other comprehensive income	439	47
Total share owner’s equity of the Company	2,655	2,472
Noncontrolling interests	211	198
Total share owners’ equity	2,866	2,670
Total liabilities and share owners’ equity	$9,417	$8,381

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY   Owens-Brockway Packaging, Inc.

	Share Owner’s Equity of the Company
Dollars in millions	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2008	$2,770	$355	$252	$3,377

Net intercompany transactions	(567)			(567)
Comprehensive income:
Net earnings	596		70	666
Foreign currency translation adjustments		(432)	(19)	(451)
Pension and other postretirement benefit adjustments, net of tax		(99)		(99)
Change in fair value of derivative instruments, net of tax		(33)		(33)
Dividends paid to noncontrolling interests on subsidiary common stock			(50)	(50)
Balance on December 31, 2008	$2,799	$(209)	$253	$2,843

Net intercompany transactions	(801)			(801)
Comprehensive income:
Net earnings	427		36	463
Foreign currency translation adjustments		229	(29)	200
Pension and other postretirement benefit adjustments, net of tax		(10)		(10)
Change in fair value of derivative instruments, net of tax		37		37
Dividends paid to noncontrolling interests on subsidiary common stock			(62)	(62)
Balance on December 31, 2009	$2,425	$47	$198	$2,670

Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	248		42	290
Foreign currency translation adjustments		122	6	128
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests’ share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations		260	(14)	246
Balance on December 31, 2010	$2,216	$439	$211	$2,866

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2010	2009	2008
Operating activities:
Net earnings	$290	$463	$666
Earnings from discontinued operations	(31)	(66)	(96)
Loss on disposal of discontinued operations	337
Non-cash charges (credits):
Depreciation	366	360	416
Amortization of intangibles and other deferred items	17	16	33
Amortization of finance fees and debt discount	20	10
Deferred tax benefit	(33)	52	11
Restructuring and asset impairment	13	207	133
Charge for acquisition-related costs	26
Other	128	31	27
Cash paid for restructuring activities	(61)	(65)	(49)
Change in non-current operating assets	13	42	15
Change in non-current liabilities	(45)	(163)	(82)
Change in components of working capital	(44)	136	(137)
Cash provided by continuing operating activities	996	1,023	937
Cash provided by (utilized in) discontinued operating activities	(8)	71	97
Total cash provided by operating activities	988	1,094	1,034
Investing activities:
Additions to property, plant, and equipment - continuing	(496)	(405)	(339)
Additions to property, plant, and equipment - discontinued	(3)	(21)	(22)
Acquisitions, net of cash acquired	(817)	(5)
Net cash proceeds related to sale of assets and other	6	15	1
Cash utilized in investing activities	(1,310)	(416)	(360)
Financing activities:
Additions to long-term debt	1,392	1,080	686
Repayments of long-term debt	(545)	(610)	(695)
Decrease in short-term loans - continuing	(39)	(85)	(21)
Increase (decrease) in short-term loans - discontinued	(2)	6
Net change in intercompany debt	(567)	(808)	(530)
Net receipts (payments) for hedging activity	19	14	(45)
Payment of finance fees	(33)	(14)
Dividends paid to noncontrolling interests - continuing	(25)	(35)	(40)
Dividends paid to noncontrolling interests - discontinued		(27)	(10)
Cash provided by (utilized in) financing activities	200	(479)	(655)
Effect of exchange rate fluctuations on cash	3	(68)	(23)
Increase (decrease) in cash	(119)	131	(4)
Cash at beginning of year	529	398	402
Cash at end of year	410	529	398
Cash - discontinued operations		57	155
Cash - continuing operations	$410	$472	$243

See accompanying Notes to Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Brockway Packaging, Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the Company’s Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

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

Nature of Operations   The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries. The principal markets and operations for the Company’s products are in Europe, North America, South America, and Asia Pacific.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounting

OI Inc. adopted accounting guidance related to share-based payments effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

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

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2010	2009	2008
Decrease (increase) in current assets:
Receivables	$(61)	$(8)	$91
Inventories	(29)	152	(68)
Prepaid expenses	32	(48)	3
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	69	67	(132)
Salaries and wages	(9)	14	(20)
U.S. and foreign income taxes	(46)	(41)	(11)
	$(44)	$136	$(137)

Interest paid in cash, including note repurchase premiums in 2009, aggregated $228 million for 2010, $158 million for 2009, and $209 million for 2008.

Income taxes paid in cash were as follows:

	2010	2009	2008
U.S. - continuing	$5	$4	$—
Non-U.S. - continuing	123	147	154
Non-U.S. - discontinued operations	7	49	9
	$135	$200	$163

3.  Inventories      Major classes of inventory are as follows:

	2010	2009
Finished goods	$786	$734
Raw materials	106	104
Operating supplies	54	51
	$946	$889

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $39 million and $43 million at December 31, 2010 and 2009, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2010 and 2009 were approximately $835 million and $762 million, respectively.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Equity Investments Summarized information pertaining to the Company’s equity associates follows:

	2010	2009	2008
For the year:
Equity in earnings:
Non-U.S.	$20	$13	$14
U.S.	39	40	37
Total	$59	$53	$51
Dividends received	$62	$34	$25

Summarized combined financial information for equity associates is as follows (unaudited):

	2010	2009
At end of year:
Current assets	$271	$218
Non-current assets	552	314
Total assets	823	532
Current liabilities	148	138
Other liabilities and deferred items	174	146
Total liabilities and deferred items	322	284
Net assets	$501	$248

	2010	2009	2008
For the year:
Net sales	$731	$549	$636
Gross profit	$227	$200	$228
Net earnings	$162	$158	$154

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

There is a difference for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2010 and 2009:

	2010	2009
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (90 million AUD at Dec. 31, 2010)	92	144
Term Loan B	190	190
Term Loan C (111 million CAD at Dec. 31, 2010)	111	105
Term Loan D (€190 million at Dec. 31, 2010)	253	274
Senior Notes:
8.25%, due 2013		460
6.75%, due 2014	400	400
6.75%, due 2014 (€225 million)	300	325
3.00%, Exchangeable, due 2015	607
7.375%, due 2016	585	582
6.875%, due 2017 (€300 million)	401	433
6.75%, due 2020 (€500 million)	668
Other	148	100
	3,755	3,012
Less amounts due within one year	96	22
External long-term debt	$3,659	$2,990

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013.  During 2010, the Company’s subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement.  At December 31, 2010 the Company’s subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

Owens-Brockway Packaging, Inc.

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

The leverage ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the leverage ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.67%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.6 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

During May 2010, a subsidiary of the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

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

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal.  The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2010 are as follows:

Principal amount of exchangeable notes	$690
Unamortized discount on exchangeable notes	83
Net carrying amount of liability component	$607

Carrying amount of equity component	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the year ended December 31, 2010 is as follows:

Contractual coupon interest	$14
Amortization of discount on exchangeable notes	10
Total interest expense	$24

During June 2010, a subsidiary of the Company redeemed all $450 million of the 8.25% senior notes due 2013.  During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020.  The notes bear interest at 6.75% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars.  This program expired in October 2010.

Information related to the Company’s accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Balance (included in short-term loans)	$247	$289

Weighted average interest rate	2.40%	2.52%

The Company capitalized $24 million and $17 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2015 are as follows:  2011, $96 million; 2012, $201 million; 2013, $458 million; 2014, $719 million; and 2015, $703 million.

Fair values at December 31, 2010, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
6.75%, due 2014	$400	102.50	$410
6.75%, due 2014 (€225 million)	300	102.25	307
3.00%, Exchangeable, due 2015	690	101.24	699
7.375%, due 2016	600	107.84	647
6.875%, due 2017 (€300 million)	401	103.98	417
6.75%, due 2020 (€500 million)	668	101.20	676

6. Guarantees of Debt  OI Group and the Company guarantee OI Inc.’s senior notes and debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $268 at December 31, 2010.

7.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $109 million in 2010, $107 million in 2009, and $95 million in 2008.  Minimum future rentals under operating leases are as follows:  2011, $56 million; 2012, $44 million; 2013, $31 million; 2014, $19 million; 2015, $15 million; and 2016 and thereafter, $8 million.

8.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other expense were $(3) million for 2010, $(1) million in 2009, and $10 million in 2008.

9.  Derivative Instruments   The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to value these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

Owens-Brockway Packaging, Inc.

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

During the second quarter of 2009, the Company repaid $222 million of its $250 million intercompany debt with OI Inc.  As a result of the debt repayment, the Company terminated the related interest rate swap agreements for proceeds of $5 million.  The Company recognized $4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the intercompany debt, which matured in May 2010.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013.  During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013.  Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense.  See Note 5 for additional information.

The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009	2008

Interest rate swaps	$—	$(11)	$26
Related long-term debt		11	(26)
Proceeds recognized and amortized for terminated interest rate swaps	10	7
Net impact on interest expense	$10	$7	$—

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010 and 2009, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs and 4,800,000 MM BTUs, respectively.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2010 and 2009, an unrecognized loss of $3 million and $1 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2010 and 2009 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2010	2009	2008	2010	2009	2008

$(11)	$(24)	$(27)	$(9)	$(61)	$6

Owens-Brockway Packaging, Inc.

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

The effect of the net investment hedge on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

				Amount of Gain (Loss)
Amount of Gain (Loss)			Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI			Reclassified from Accumulated	OCI into Income
2010	2009	2008	OCI into Income	2010	2009	2008

$24	$(9)	$15	N/A	$—	$—	$—

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

At December 31, 2010 and 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion and $1.0 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009	2008

Other expense	$18	$(8)	$(4)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2010 and 2009:

	Fair Value
	Balance Sheet Location	2010	2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	5	6
Foreign exchange contracts	b	2
Foreign exchange contracts	c	1

Total derivatives not designated as hedging instruments:		8	6

Total asset derivatives		$8	$7

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	21	3

Total liability derivatives		$24	$5

Owens-Brockway Packaging, Inc.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)
Balance on Jan. 1, 2008	$493	$13	$(5)	$(146)	$355
2008 Change	(432)		(33)	(200)	(665)
Translation effect				46	46
Tax effect				55	55
Balance on Dec. 31, 2008	61	13	(38)	(245)	(209)
2009 Change	229		37	32	298
Translation effect				(34)	(34)
Tax effect				(8)	(8)
Balance on Dec. 31, 2009	290	13	(1)	(255)	47
2010 Change	122		(2)	17	137
Translation effect				(1)	(1)
Tax effect				(4)	(4)
Disposal of Venezuelan operations	260				260
Balance on Dec. 31, 2010	$672	$13	$(3)	$(243)	$439

Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  The disposal of the Venezuelan operations in 2010 reflects the expropriation of the Company’s Venezuelan subsidiaries.  See Note 22 to the Consolidated Financial Statements for further information.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Income Taxes    The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2010	2009	2008
U.S.	$190	$100	$192
Non-U.S.	541	430	576
	$731	$530	$768

Discontinued operations	2010	2009	2008
U.S.	$—	$—	$—
Non-U.S.	(296)	110	123
	$(296)	$110	$123

The provision (benefit) for income taxes consists of the following:

	2010	2009	2008
Current:
U.S.	$—	$2	$—
Non-U.S.	141	67	188
	141	69	188

Deferred:
U.S.	(4)	(2)	3
Non-U.S.	(2)	66	7
	(6)	64	10

Total:
U.S.	(4)	—	3
Non-U.S.	139	133	195
Total for continuing operations	135	133	198
Total for discontinued operations	10	44	27
	$145	$177	$225

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2010	2009	2008
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$256	$186	$269

Increase (decrease) in provision for income taxes due to:

Non-U.S. income taxes	(25)	(18)	(3)
State taxes, net of federal benefit	(3)	(2)	(2)
Tax law changes	1	(1)	(21)
Changes in valuation allowance	(94)	(33)	(36)
Other items		1	(9)
Provision for income taxes	$135	$133	$198

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefits	$22	$21
Tax loss and credit carryovers	230	224
Capital loss carryovers	23	25
Other	184	227
Total deferred tax assets	459	497

Deferred tax liabilities:
Property, plant and equipment	162	142
Exchangeable notes	28
Inventory	12	12
Other	75	66
Total deferred tax liabilities	277	220
Valuation allowance	(237)	(268)
Net deferred taxes	$(55)	$9

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid expenses	$21	$45
Other assets	221	217
Deferred taxes	(297)	(253)

Net deferred taxes	$(55)	$9

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

During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-US jurisdictions.

At December 31, 2010, before valuation allowance, the Company has approximately $104 million of the deferred tax assets relate to operating loss, capital loss and credit carryforwards that can be carried over indefinitely with the remaining $149 million expiring between 2011 and 2030.

At December 31, 2010, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2,048 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company is included in OI Inc.’s consolidated tax returns for US federal and certain state income tax purposes.  The consolidated group has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2010	2009	2008
Balance at January 1	$120	$90	$41
Additions and reductions for tax positions of prior years	26	19	49
Additions based on tax positions related to the current year	5	11	4
Additions for tax positions of prior years on acquisitions	12
Reductions due to the lapse of the applicable statute of limitations	(1)	(2)	(2)
Reductions due to settlements	(13)		(2)
Foreign currency translation	(6)	2
Balance at December 31	$143	$120	$90

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$125	$89	$60

Accrued interest and penalties at December 31	$36	$22	$12

Interest and penalties included in tax expense for the years ended December 31	$4	$10	$10

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from our current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Germany, Hungary, Italy, New Zealand, Poland, Spain, UK and the US. The years under examination range from 2001 through 2008. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operation, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.

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

The following information summarizes the Company’s significant related party transactions:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years ended December 31,
	2010	2009	2008
Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$14	$14	$15
Corporate management fee	88	71	61
Trademark royalties		19	20
Total expenses	$102	$104	$96

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2010	2009	2008
Cost of sales	$1	$1	$1
Selling, general, and adminstrative expenses	101	103	95
Total expenses	$102	$104	$96

13.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits (expense) to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $(30) million in 2010, $4 million in 2009, and $40 million in 2008.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $6 million in 2010, $6 million in 2009, and $6 million in 2008.

The Company’s subsidiaries in the United Kingdom, the Netherlands, Canada, Australia, and many employees of Germany and France also have pension plans covering substantially all employees.  The following tables relate to the Company’s principal defined benefit pension plans in the United Kingdom, the Netherlands, Canada, Australia, Germany and France (the International Pension Plans).

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The International Pension Plans use a December 31 measurement date.

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$1,518	$1,320
Change in benefit obligations:
Service cost	21	18
Interest cost	79	82
Actuarial loss, including the effect of change in discount rates	59	62
Participant contributions	7	7
Benefit payments	(84)	(73)
Curtailments	(3)	(2)
Settlements		(30)
Foreign currency translation	(30)	134
Net change in benefit obligations	49	198
Obligations at end of year	$1,567	$1,518

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2010	2009
Fair value at beginning of year	$1,223	$922

Change in fair value:
Actual gain on plan assets	130	167
Benefit payments	(84)	(73)
Employer contributions	22	122
Participant contributions	7	7
Foreign currency translation	(18)	108
Settlements		(30)
Other	(1)
Net change in fair value of assets	56	301
Fair value at end of year	$1,279	$1,223

The funded status of the International Pension Plans at year end was as follows:

	2010	2009
Plan assets at fair value	$1,279	$1,223
Projected benefit obligations	1,567	1,518
Plan assets less than projected benefit obligations	(288)	(295)

Items not yet recognized in pension expense:
Actuarial loss	359	369
Prior service credit	(11)	(14)
	348	355
Net amount recognized	$60	$60

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Prepaid pension	$54	$46
Current pension liability, included with
Other accrued liabilities	(6)	(8)
Pension benefits	(336)	(333)
Accumulated other comprehensive loss	348	355
Net amount recognized	$60	$60

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$8	$(37)
Prior service cost due to curtailment	1
Gain due to curtailment	1
Amortization of actuarial loss	(19)	(6)
Amortization of prior service credit	1	1
	(8)	(42)
Translation	1	35
	$(7)	$(7)

The accumulated benefit obligation for all defined benefit pension plans was $1,383 million and $1,304 million at December 31, 2010 and 2009, respectively.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the International Pension Plans’ net pension expense were as follows:

	2010	2009	2008
Service cost	$21	$18	$22
Interest cost	79	82	83
Expected asset return	(80)	(79)	(97)
Settlement cost		9
Special termination benefits			4
Curtailment (gain) loss	(1)
Other			(1)
Amortization:
Actuarial loss	19	6	5
Prior service credit	(1)	(1)
Net amortization	18	5	5
Net expense (income)	$37	$35	$16

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2011:

Amortization:
Actuarial loss	$23
Prior service cost	(1)

Net amortization	$22

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2010	2009

Projected benefit obligations	$1,006	$968
Fair value of plan assets	687	650
Accumulated benefit obligation	905	834

The weighted average assumptions used to determine benefit obligations were as follows:

	2010	2009
Discount rate	5.28%	5.64%
Rate of compensation increase	3.49%	3.54%

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2010	2009	2008

Discount rate	5.64%	5.88%	5.46%
Rate of compensation increase	3.54%	2.65%	3.39%
Expected long-term rate of return on assets	6.78%	6.95%	6.96%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (income) is based on the average remaining service of employees.

For 2010, the Company’s weighted average expected long-term rate of return on assets was 6.78% .  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2009), which was in line with the expected long-term rate of return assumption for 2010.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets of the Company’s international plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value.  All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets.  Fixed income investments are valued by an independent pricing service.  Investments in registered investment companies or collective pooled funds are valued at their respective net asset values.  Short-term investments are stated at amortized cost, which approximates fair value.  The fair value of real estate is determined by periodic appraisals.

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2010 and 2009:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2010			2009			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$28	$1		$36	$10	$—
Equity securities	383	167		406	95		44 - 54%
Debt securities	523	90	8	515	81	9	39 - 49%
Real estate			11			11	0 - 9%
Other	68			54	6		0 - 8%
Total assets at fair value	$1,002	$258	$19	$1,011	$192	$20

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2010	2009
Beginning balance	$20	$29
Net decrease	(1)	(9)
Ending balance	$19	$20

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2010.

Based on exchange rates at the end of 2010, the Company expects to contribute approximately $50 million to $60 million to its non-U.S. defined benefit pension plans in 2011.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$81
2012	81
2013	82
2014	85
2015	87
2016 - 2020	440

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $7 million, $7 million, and $6 million at December 31, 2010, 2009, and 2008, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the postretirement benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$88	$67
Change in benefit obligations:
Service cost	1	1
Interest cost	5	4
Actuarial (gain) loss, including the effect of changing discount rates	(10)	8
Benefit payments	(3)	(3)
Foreign currency translation	4	11
Net change in benefit obligations	(3)	21
Obligations at end of year	$85	$88

The funded status of the postretirement benefit plans at year end was as follows:

	2010	2009
Postretirement benefit obligations	$(85)	$(88)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	(10)	1
Net amount recognized	$(95)	$(87)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(81)	(84)
Accumulated other comprehensive loss	(10)	1
Net amount recognized	$(95)	$(87)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$(11)	$9
Translation	—	(1)
	$(11)	$8

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of the net postretirement benefit cost for the year were as follows:

	2010	2009	2008
Service cost	$1	$1	$1
Interest cost	5	4	5
Special termination benefit			1
Net postretirement benefit cost	$6	$5	$7

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2010	2009	2008
Accumulated post retirement benefit obligation	5.02%	5.60%	6.40%
Net postretirement benefit cost	5.60%	6.40%	5.20%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	10	(8)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$4
2012	4
2013	4
2014	5
2015	5
2016 - 2020	26

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2010, $7 million in 2009, and $9 million in 2008.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

14.  Other Expense   Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

•                  The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million (pretax and after tax) for acquisition-related restructuring, transaction and financing costs.

Other expense for the year ended December 31, 2009 included the following:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•                  During the fourth quarter of 2009, the Company recorded charges of $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

•                  The Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

•                  During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

15.  Restructuring Accruals   Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55 million ($40 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

2008

During 2008, the Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2009

During 2009, the Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

2010

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions in North America and Europe.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2011.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26	$22	$7	$55
Write-down of assets to net realizable value		(22)	(2)	(24)
Balance at December 31, 2007	26	—	5	31
2008 charges	70	32	30	132
Write-down of assets to net realizable value		(32)	(5)	(37)
Net cash paid, principally severance and related benefits	(36)		(7)	(43)
Other, including foreign exchange translation	(13)		(6)	(19)
Balance at December 31, 2008	47	—	17	64
2009 charges	110	79	18	207
Write-down of assets to net realizable value		(79)		(79)
Net cash paid, principally severance and related benefits	(57)		(8)	(65)
Other, including foreign exchange translation	(7)		(1)	(8)
Balance at December 31, 2009	93	—	26	119
2010 charges	(4)	3	14	13
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(47)		(14)	(61)
Other, including foreign exchange translation	(15)		(1)	(16)
Balance at December 31, 2010	$27	$—	$25	$52

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  The restructuring accruals related to these types of actions taken by the Company in prior periods, not related to the strategic review of manufacturing operations discussed above, are $27 million as of December 31, 2010 and 2009.  There were no material charges or cash payments in 2010 or 2009 related to these actions.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial information regarding the Company’s reportable segments is as follows:

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77
Net sales	$6,633	$6,652	$7,540

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163
Reportable segment totals	964	891	1,047

Items excluded from Segment Operating Profit:
Other	(16)	43	104
Restructuring and asset impairment	(13)	(207)	(133)
Charge for currency remeasurement		(18)
Acquisition-related costs	(20)
Interest income	31	2	(45)
Interest expense	(215)	(181)	(205)
Earnings from continuing operations before income taxes	$731	$530	$768

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Reportable
		North	South	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets (1):
2010	$3,618	$1,951	$1,680	$2,047	$9,296	$121	$9,417
2009	3,852	1,890	729	1,683	8,154	227	8,381
2008	3,758	1,792	627	1,240	7,417	477	7,894
Equity investments:
2010	$53	$17	$5	$179	$254	$45	$299
2009	48	19	1		68	46	114
2008	39	15	3		57	45	102
Equity earnings:
2010	$19	$15		$1	$35	$24	$59
2009	13	14			27	26	53
2008	14	13			27	24	51
Capital expenditures (2):
2010
Continuing	$151	$156	$96	$85	$488	$8	$496
Discontinued						3	3
2009
Continuing	170	103	46	81	400	5	405
Discontinued						21	21
2008
Continuing	152	91	35	58	336	3	339
Discontinued						22	22
Depreciation and amortization expense:
2010
Continuing	$172	$107	$50	$70	$399	$4	$403
Discontinued						3	3
2009
Continuing	179	99	39	67	384	2	386
Discontinued						11	11
2008
Continuing	222	99	45	81	447	2	449
Discontinued						11	11

(1)           Other includes assets of discontinued operations.

(2)           Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Non-U.S.	Total
2010	$662	$2,404	$3,066
2009	601	2,072	2,673
2008	636	1,890	2,526

The Company’s net sales by geographic segment are as follows:

	United
	States	Non-U.S.	Total
2010	$1,676	$4,957	$6,633
2009	1,878	4,774	6,652
2008	1,895	5,645	7,540

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2010 - 11%, 2009 - 10%, 2008 - 11%), France (2010 - 13%,2009 - 13%, 2008 - 15%) and Australia (2010 - 11%, 2009 - 9%, 2008 - 9%)

18.  Additional Interest Charges from Early Extinguishment of Debt  During 2010, the Company recorded additional interest charges of $9 million (pretax and after tax) for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax) in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.  During 2009, the Company recorded additional interest charges of $5 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

19.  Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 are as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2008	$746	$1,119	$557	$—	$6	$2,428
Translation effects	(29)	(58)	(123)			(210)
Other changes		(10)			(1)	(11)
Balance as of December 31, 2008	717	1,051	434	—	5	2,207
Translation effects	19	30	125			174
Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	$743	$1,009	$677	$387	$5	$2,821

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494 million.

During the fourth quarters of 2010, 2009 and 2008, the Company completed its annual impairment testing and determined that no impairment existed.

20.  Other Assets  Other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009

Deferred tax asset	$221	$217
Intangibles	30	12
Capitalized software	35	43
Deferred finance fees	49	34
Deferred returnable packaging costs	73	75
Other	109	91
	$517	$472

21.  Business Combinations  On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros (“CIV”) for total consideration of $594 million, consisting of cash of $572 million and acquired debt of $22 million.  CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware.  The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará.  The acquisition was part of the Company’s overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans.  The results of CIV’s operations have been included in the Company’s consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets and liabilities assumed on September 1, 2010:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current assets	$83

Goodwill	343
Other long-term assets	82
Net property, plant, and equipment	200
Total assets	708

Current liabilities	(57)
Long-term liabilities	(79)

Net assets acquired	$572

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

On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd.  The acquisition, located in Hebei Province of northern China, includes two plants and manufactures glass containers predominantly for China’s domestic beer market.

On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a one-plant glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China.  Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  The Company’s share of the purchase price for Malaya Glass is $132 million.  The acquisition was completed on July 16, 2010.  The Company is recognizing its interest in the joint venture using the equity method of accounting.

The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

22.  Discontinued Operations  On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.  Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considers the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations.  Amounts for the prior periods have been reclassified to conform to this presentation.  At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008

Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)
Gross profit	43	149	131

Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52	$76

The loss on disposal of discontinued operations of $337 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance at December 31, 2009
Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3
Total current assets	92

Other long-term assets	3
Net property, plant, and equipment	31
Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15
Total liabilities	$27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of results of operations, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio

February 10, 2011

CONSOLIDATED RESULTS OF OPERATIONS  Owens-Brockway Glass Container, Inc.

Dollars in millions
Years ended December 31,	2010	2009	2008
Net sales	$6,633	$6,652	$7,540
Manufacturing, shipping, and delivery	(5,285)	(5,325)	(5,999)
Gross profit	1,348	1,327	1,541

Selling and administrative expense	(422)	(415)	(428)
Research, development, and engineering expense	(62)	(58)	(66)
Equity earnings	59	53	51
Net intercompany interest income (expense)	31	2	(45)
Other interest expense	(215)	(181)	(205)
Other expense	(31)	(247)	(141)
Other income	23	49	61

Earnings from continuing operations before income taxes	731	530	768
Provision for income taxes	(135)	(133)	(198)

Earnings from continuing operations	596	397	570
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)

Net earnings	290	463	666
Net earnings attributable to noncontrolling interests	(42)	(36)	(70)

Net earnings attributable to the Company	$248	$427	$596

Amounts attributable to the Company:
Earnings from continuing operations	$559	$375	$520
Earnings from discontinued operations	24	52	76
Loss on disposal of discontinued operations	(335)
Net earnings	$248	$427	$596

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$37	$22	$50
Earnings from discontinued operations	7	14	20
Loss on disposal of discontinued operations	(2)
Net earnings	$42	$36	$70

Comprehensive income, net of tax:
Net earnings	$290	$463	$666
Foreign currency translation adjustments	128	200	(451)
Pension and other postretirement benefit adjustments	12	(10)	(99)
Change in fair value of derivative instruments	(2)	37	(33)
Total comprehensive income	428	690	83
Comprehensive income attributable to noncontrolling interests	48	7	51
Comprehensive income attributable to the Company	$380	$683	$32

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Glass Container, Inc.

Dollars in millions
December 31,	2010	2009
Assets
Current assets:
Cash, including time deposits of $227 ($280 in 2009)	$410	$472
Receivables including amount from related parties of $4 ($4 in 2009), less allowances of $39 ($35 in 2009) for losses and discounts	1,072	979
Inventories	946	889
Prepaid expenses	85	107
Assets of discontinued operations		92

Total current assets	2,513	2,539
Other assets:
Equity investments	299	114
Repair parts inventories	147	122
Prepaid pension	54	46
Other assets	517	472
Goodwill	2,821	2,381
Assets of discontinued operations		34

Total other assets	3,838	3,169
Property, plant, and equipment:
Land, at cost	283	244
Buildings and equipment, at cost:
Buildings and building equipment	1,191	1,114
Factory machinery and equipment	5,105	4,715
Transportation, office, and miscellaneous equipment	118	111
Construction in progress	245	285
	6,942	6,469
Less accumulated depreciation	3,876	3,796
Net property, plant, and equipment	3,066	2,673

Total assets	$9,417	$8,381

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Glass Container, Inc.  (continued)

Dollars in millions
December 31,	2010	2009
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$257	$300
Accounts payable including amount to related parties of $12 ($8 in 2009)	857	831
Salaries and wages	153	158
U.S. and foreign income taxes	99	108
Other accrued liabilities	415	364
Long-term debt due within one year	96	22
Liabilities of discontinued operations		12

Total current liabilities	1,877	1,795

Liabilities of discontinued operations		15

External long-term debt	3,659	2,990

Deferred taxes	297	253

Pension benefits	336	333

Nonpension postretirement benefits	81	84

Other liabilities	301	241

Share owners’ equity:
Investment by and advances from Parent	2,216	2,425
Accumulated other comprehensive income	439	47
Total share owner’s equity of the Company	2,655	2,472
Noncontrolling interests	211	198
Total share owners’ equity	2,866	2,670

Total liabilities and share owners’ equity	$9,417	$8,381

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY  Owens-Brockway Glass Container, Inc.

	Share Owner’s Equity of the Company
Dollars in millions	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2008	$2,770	$355	$252	$3,377

Net intercompany transactions	(567)			(567)
Comprehensive income:
Net earnings	596		70	666
Foreign currency translation adjustments		(432)	(19)	(451)
Pension and other postretirement benefit adjustments, net of tax		(99)		(99)
Change in fair value of derivative instruments, net of tax		(33)		(33)
Dividends paid to noncontrolling interests on subsidiary common stock			(50)	(50)
Balance on December 31, 2008	$2,799	$(209)	$253	$2,843

Net intercompany transactions	(801)			(801)
Comprehensive income:
Net earnings	427		36	463
Foreign currency translation adjustments		229	(29)	200
Pension and other postretirement benefit adjustments, net of tax		(10)		(10)
Change in fair value of derivative instruments, net of tax		37		37
Dividends paid to noncontrolling interests on subsidiary common stock			(62)	(62)
Balance on December 31, 2009	$2,425	$47	$198	$2,670

Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	248		42	290
Foreign currency translation adjustments		122	6	128
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests’ share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations		260	(14)	246
Balance on December 31, 2010	$2,216	$439	$211	$2,866

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS  Owens-Brockway Glass Container, Inc.

Dollars in millions
Years ended December 31,	2010	2009	2008
Operating activities:
Net earnings	$290	$463	$666
Earnings from discontinued operations	(31)	(66)	(96)
Loss on disposal of discontinued operations	337
Non-cash charges (credits):
Depreciation	366	360	416
Amortization of intangibles and other deferred items	17	16	33
Amortization of finance fees and debt discount	20	10
Deferred tax benefit	(33)	52	11
Restructuring and asset impairment	13	207	133
Charge for acquisition-related costs	26
Other	128	31	27
Cash paid for restructuring activities	(61)	(65)	(49)
Change in non-current operating assets	13	42	15
Change in non-current liabilities	(45)	(163)	(82)
Change in components of working capital	(44)	136	(137)
Cash provided by continuing operating activities	996	1,023	937
Cash provided by (utilized in) discontinued operating activities	(8)	71	97
Total cash provided by operating activities	988	1,094	1,034

Investing activities:
Additions to property, plant, and equipment - continuing	(496)	(405)	(339)
Additions to property, plant, and equipment - discontinued	(3)	(21)	(22)
Acquisitions, net of cash acquired	(817)	(5)
Net cash proceeds related to sale of assets and other	6	15	1
Cash utilized in investing activities	(1,310)	(416)	(360)

Financing activities:
Additions to long-term debt	1,392	1,080	686
Repayments of long-term debt	(545)	(610)	(695)
Decrease in short-term loans - continuing	(39)	(85)	(21)
Increase (decrease) in short-term loans - discontinued	(2)	6
Net change in intercompany debt	(567)	(808)	(530)
Net receipts (payments) for hedging activity	19	14	(45)
Payment of finance fees	(33)	(14)
Dividends paid to noncontrolling interests - continuing	(25)	(35)	(40)
Dividends paid to noncontrolling interests - discontinued		(27)	(10)
Cash provided by (utilized in) financing activities	200	(479)	(655)
Effect of exchange rate fluctuations on cash	3	(68)	(23)
Increase (decrease) in cash	(119)	131	(4)
Cash at beginning of year	529	398	402
Cash at end of year	410	529	398
Cash - discontinued operations		57	155
Cash - continuing operations	$410	$472	$243

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements  The consolidated financial statements of Owens-Brockway Glass Container Inc. (“Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the Company’s Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

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

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7-15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative.  Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Accounting

OI Inc. adopted accounting guidance related to share-based payments effective January 1, 2006 using the modified-prospective method of adoption, which requires recognition of compensation cost in the financial statements beginning on the date of adoption.

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

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
Decrease (increase) in current assets:
Receivables	$(61)	$(8)	$91
Inventories	(29)	152	(68)
Prepaid expenses	32	(48)	3
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	69	67	(132)
Salaries and wages	(9)	14	(20)
U.S. and foreign income taxes	(46)	(41)	(11)
	$(44)	$136	$(137)

Interest paid in cash, including note repurchase premiums in 2009, aggregated $228 million for 2010, $158 million for 2009, and $209 million for 2008.

Income taxes paid in cash were as follows:

	2010	2009	2008
U.S. - continuing	$5	$4	$—
Non-U.S. - continuing	123	147	154
Non-U.S. - discontinued operations	7	49	9
	$135	$200	$163

3.  Inventories  Major classes of inventory are as follows:

	2010	2009
Finished goods	$786	$734
Raw materials	106	104
Operating supplies	54	51
	$946	$889

If the inventories which are valued on the LIFO method had been valued at standard costs, which approximate current costs, consolidated inventories would be higher than reported by $39 million and $43 million at December 31, 2010 and 2009, respectively.

Inventories which are valued at the lower of standard costs (which approximate average costs) or market at December 31, 2010 and 2009 were approximately $835 million and $762 million, respectively.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2010	2009	2008

For the year:
Equity in earnings:
Non-U.S.	$20	$13	$14
U.S.	39	40	37

Total	$59	$53	$51
Dividends received	$62	$34	$25

Summarized combined financial information for equity associates is as follows (unaudited):

	2010	2009
At end of year:
Current assets	$271	$218
Non-current assets	552	314
Total assets	823	532
Current liabilities	148	138
Other liabilities and deferred items	174	146
Total liabilities and deferred items	322	284
Net assets	$501	$248

	2010	2009	2008
For the year:
Net sales	$731	$549	$636

Gross profit	$227	$200	$228

Net earnings	$162	$158	$154

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in General Chemical Soda Ash (Partners), a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

There is a difference for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  External Debt   The following table summarizes the external long-term debt of the Company at December 31, 2010 and 2009:

	2010	2009

Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (90 million AUD at Dec. 31, 2010)	92	144
Term Loan B	190	190
Term Loan C (111 million CAD at Dec. 31, 2010)	111	105
Term Loan D (€190 million at Dec. 31, 2010)	253	274
Senior Notes:
8.25%, due 2013		460
6.75%, due 2014	400	400
6.75%, due 2014 (€225 million)	300	325
3.00%, Exchangeable, due 2015	607
7.375%, due 2016	585	582
6.875%, due 2017 (€300 million)	401	433
6.75%, due 2020 (€500 million)	668
Other	148	100
	3,755	3,012
Less amounts due within one year	96	22
External long-term debt	$3,659	$2,990

On June 14, 2006, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2010, the Agreement included a $900 million revolving credit facility, a 90 million Australian dollar term loan, and a 111 million Canadian dollar term loan, each of which has a final maturity date of June 15, 2012.  It also included a $190 million term loan and a €190 million term loan, each of which has a final maturity date of June 14, 2013.  During 2010, the Company’s subsidiary borrowers repaid 70 million Australian dollars of term loans under the Agreement.  At December 31, 2010 the Company’s subsidiary borrowers had unused credit of $732 million available under the Agreement.

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

The leverage ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the leverage ratio and the borrowers’ senior secured debt rating.  The margins range from 0.875% to 1.75% for Eurocurrency Rate loans and from -0.125% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.50% per annum linked to the leverage ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2010 was 2.67%. As of December 31, 2010, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

Borrowings under the Agreement are secured by substantially all of the assets of the Company’s domestic subsidiaries and certain foreign subsidiaries, which have a book value of approximately $2.6 billion.  Borrowings are also secured by a pledge of intercompany debt and equity in most of the Company’s domestic subsidiaries and stock of certain foreign subsidiaries.  All borrowings under the agreement are guaranteed by substantially all domestic subsidiaries of the Company for the term of the Agreement.

During May 2010, the Company issued exchangeable senior notes with a face value of $690 million due June 1, 2015 (“2015 Exchangeable Notes”).  The 2015 Exchangeable Notes bear interest at 3.00% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $672 million.

Upon exchange of the 2015 Exchangeable Notes, under the terms outlined below, the Company is required to settle the principal amount in cash and OI Inc. is required to settle the exchange premium in shares of OI Inc.’s common stock. The exchange premium is calculated as the value of OI Inc.’s common stock in excess of the initial exchange price of approximately $47.47 per share, which is equivalent to an exchange rate of 21.0642 per $1,000 principal amount of the 2015 Exchangeable Notes.  The exchange rate may be adjusted upon the occurrence of certain events, such as certain distributions, dividends or issuances of cash, stock, options, warrants or other property or effecting a share split, or a significant change in the ownership or structure of the Company or OI Inc., such as a recapitalization or reclassification of OI Inc.’s common stock, a merger or consolidation involving the Company or the sale or conveyance to another person of all or substantially all of the property and assets of the Company and its subsidiaries substantially as an entirety.

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 157% of exchange value at December 31, 2010), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2010, the 2015 Exchangeable Notes are not exchangeable by the holders.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The Company’s obligation with respect to the instrument is limited to only the payment of interest and principal.  The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2010 are as follows:

Principal amount of exchangeable notes	$690
Unamortized discount on exchangeable notes	83
Net carrying amount of liability component	$607

Carrying amount of equity component	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the year ended December 31, 2010 is as follows:

Contractual coupon interest	$14
Amortization of discount on exchangeable notes	10
Total interest expense	$24

During June 2010, the Company redeemed all $450 million of the 8.25% senior notes due 2013.  During the second quarter of 2010, the Company recorded $9 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million during the second quarter of 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.

During September 2010, a subsidiary of the Company issued senior notes with a face value of €500 million due September 15, 2020.  The notes bear interest at 6.75% and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $625 million.

During October 2006, the Company entered into a €250 million European accounts receivable securitization program.  The program extends through October 2011, subject to annual renewal of backup credit lines.  In addition, the Company participated in a receivables financing program in the Asia Pacific region with a revolving funding commitment of 10 million New Zealand dollars.  This program expired in October 2010.

Information related to the Company’s accounts receivable securitization program as of December 31, 2010 and 2009 is as follows:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Balance (included in short-term loans)	$247	$289

Weighted average interest rate	2.40%	2.52%

The Company capitalized $24 million and $17 million in 2010 and 2009, respectively, under capital lease obligations with the related financing recorded as long term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2015 are as follows:  2011, $96 million; 2012, $201 million; 2013, $458 million; 2014, $719 million; and 2015, $703 million.

Fair values at December 31, 2010, of the Company’s significant fixed rate debt obligations were as follows:

	Principal Amount	Indicated	Fair Value
	(millions of	Market	(millions of
	dollars)	Price	dollars)
Senior Notes:
6.75%, due 2014	$400	102.50	$410
6.75%, due 2014 (€225 million)	300	102.25	307
3.00%, Exchangeable, due 2015	690	101.24	699
7.375%, due 2016	600	107.84	647
6.875%, due 2017 (€300 million)	401	103.98	417
6.75%, due 2020 (€500 million)	668	101.20	676

6.  Operating Leases   Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $109 million in 2010, $107 million in 2009, and $95 million in 2008.  Minimum future rentals under operating leases are as follows:  2011, $56 million; 2012, $44 million; 2013, $31 million; 2014, $19 million; 2015, $15 million; and 2016 and thereafter, $8 million.

7.  Foreign Currency Transactions   Aggregate foreign currency exchange gains (losses) included in other expense were $(3) million for 2010, $(1) million in 2009, and $10 million in 2008.

8.  Derivative Instruments   The Company has certain derivative assets and liabilities which consist of interest rate swaps, natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to value these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

Interest Rate Swaps Designated as Fair Value Hedges

In the fourth quarter of 2003 and the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a total notional amount of $700 million that were to mature in 2010 and 2013.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of 2009, the Company repaid $222 million of its $250 million intercompany debt with OI Inc.  As a result of the debt repayment, the Company terminated the related interest rate swap agreements for proceeds of $5 million.  The Company recognized $4 million of the proceeds as a reduction to interest expense upon the termination of the interest rate swap agreements, while the remaining proceeds were recognized as a reduction to interest expense over the remaining life of the intercompany debt, which matured in May 2010.

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013.  During the second quarter of 2010, a subsidiary of the Company redeemed the senior notes due 2013.  Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense.  See Note 5 for additional information.

The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009	2008

Interest rate swaps	$—	$(11)	$26
Related long-term debt		11	(26)
Proceeds recognized and amortized for terminated interest rate swaps	10	7
Net impact on interest expense	$10	$7	$—

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity Futures Contracts Designated as Cash Flow Hedges

The Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements over that period. At December 31, 2010 and 2009, the Company had entered into commodity futures contracts covering approximately 8,900,000 MM BTUs and 4,800,000 MM BTUs, respectively.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2010 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2010 and 2009, an unrecognized loss of $3 million and $1 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2010 and 2009 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

			Amount of Gain (Loss)
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2010	2009	2008	2010	2009	2008

$(11)	$(24)	$(27)	$(9)	$(61)	$6

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

The effect of the net investment hedge on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Amount of Gain (Loss)
Amount of Gain (Loss)			Location of Gain (Loss)	Reclassified from Accumulated
Recognized in OCI			Reclassified from Accumulated	OCI into Income
2010	2009	2008	OCI into Income	2010	2009	2008

$24	$(9)	$15	N/A	$—	$—	$—

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

At December 31, 2010 and 2009, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $1.7 billion and $1.0 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2010	2009	2008

Other expense	$18	$(8)	$(4)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2010 and 2009:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value
	Balance Sheet Location	2010	2009
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	5	6
Foreign exchange contracts	b	2
Foreign exchange contracts	c	1

Total derivatives not designated as hedging instruments:		8	6
Total asset derivatives		$8	$7

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	21	3
Total liability derivatives		$24	$5

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on Jan. 1, 2008	$493	$13	$(5)	$(146)	$355

2008 Change	(432)		(33)	(200)	(665)
Translation effect				46	46
Tax effect				55	55
Balance on Dec. 31, 2008	61	13	(38)	(245)	(209)

2009 Change	229		37	32	298
Translation effect				(34)	(34)
Tax effect				(8)	(8)
Balance on Dec. 31, 2009	290	13	(1)	(255)	47

2010 Change	122		(2)	17	137
Translation effect				(1)	(1)
Tax effect				(4)	(4)
Disposal of Venezuelan operations	260				260
Balance on Dec. 31, 2010	$672	$13	$(3)	$(243)	$439

Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  The disposal of the Venezuelan operations in 2010 reflects the expropriation of the Company’s Venezuelan subsidiaries.  See Note 21 to the Consolidated Financial Statements for further information.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes   The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2010	2009	2008

U.S.	$190	$100	$192
Non-U.S.	541	430	576
	$731	$530	$768

Discontinued operations	2010	2009	2008

U.S.	$—	$—	$—
Non-U.S.	(296)	110	123
	$(296)	$110	$123

The provision (benefit) for income taxes consists of the following:

	2010	2009	2008

Current:
U.S.	$—	$2	$—
Non-U.S.	141	67	188
	141	69	188

Deferred:
U.S.	(4)	(2)	3
Non-U.S.	(2)	66	7
	(6)	64	10

Total:
U.S.	(4)	—	3
Non-U.S.	139	133	195

Total for continuing operations	135	133	198
Total for discontinued operations	10	44	27
	$145	$177	$225

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2010	2009	2008
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$256	$186	$269

Increase (decrease) in provision for income taxes due to:

Non-U.S. income taxes	(25)	(18)	(3)
State taxes, net of federal benefit	(3)	(2)	(2)
Tax law changes	1	(1)	(21)
Changes in valuation allowance	(94)	(33)	(36)
Other items		1	(9)
Provision for income taxes	$135	$133	$198

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefits	$22	$21
Tax loss and credit carryovers	230	224
Capital loss carryovers	23	25
Other	184	227
Total deferred tax assets	459	497

Deferred tax liabilities:
Property, plant and equipment	162	142
Exchangeable notes	28
Inventory	12	12
Other	75	66

Total deferred tax liabilities	277	220
Valuation allowance	(237)	(268)

Net deferred taxes	$(55)	$9

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009

Prepaid expenses	$21	$45
Deposits, receivables, and other assets	221	217
Deferred taxes	(297)	(253)

Net deferred taxes	$(55)	$9

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

During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-US jurisdictions.

At December 31, 2010, before valuation allowance, the Company has approximately $104 million of the deferred tax assets relate to operating loss, capital loss and credit carryforwards that can be carried over indefinitely with the remaining $149 million expiring between 2011 and 2030.

At December 31, 2010, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2,048 million.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.

The Company is included in OI Inc.’s consolidated tax returns for US federal and certain state income tax purposes.  The consolidated group has net operating losses, capital losses, alternative minimum tax credits, and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
Balance at January 1	$120	$90	$41
Additions and reductions for tax positions of prior years	26	19	49
Additions based on tax positions related to the current year	5	11	4
Additions for tax positions of prior years on acquisitions	12
Reductions due to the lapse of the applicable statute of limitations	(1)	(2)	(2)
Reductions due to settlements	(13)		(2)
Foreign currency translation	(6)	2
Balance at December 31	$143	$120	$90

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$125	$89	$60

Accrued interest and penalties at December 31	$36	$22	$12

Interest and penalties included in tax expense for the years ended December 31	$4	$10	$10

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from our current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $25 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Germany, Hungary, Italy, New Zealand, Poland, Spain, UK and the US. The years under examination range from 2001 through 2008. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operation, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.

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

The following information summarizes the Company’s significant related party transactions:

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,
	2010	2009	2008

Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$14	$14	$15
Corporate management fee	88	71	61
Trademark royalties		19	20
Total expenses	$102	$104	$96

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2010	2009	2008
Cost of sales	$1	$1	$1
Selling, general, and adminstrative expenses	101	103	95
Total expenses	$102	$104	$96

12.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits (expense) to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $(30) million in 2010, $4 million in 2009, and $40 million in 2008.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $6 million in 2010, $6 million in 2009, and $6 million in 2008.

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

The International Pension Plans use a December 31 measurement date.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the International Pension Plans benefit obligations for the year were as follows:

	2010	2009
Obligations at beginning of year	$1,518	$1,320

Change in benefit obligations:
Service cost	21	18
Interest cost	79	82
Actuarial loss, including the effect of change in discount rates	59	62
Participant contributions	7	7
Benefit payments	(84)	(73)
Curtailments	(3)	(2)
Settlements		(30)
Foreign currency translation	(30)	134

Net change in benefit obligations	49	198

Obligations at end of year	$1,567	$1,518

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of the International Pension Plans’ assets for the year were as follows:

	2010	2009

Fair value at beginning of year	$1,223	$922

Change in fair value:
Actual gain on plan assets	130	167
Benefit payments	(84)	(73)
Employer contributions	22	122
Participant contributions	7	7
Foreign currency translation	(18)	108
Settlements		(30)
Other	(1)

Net change in fair value of assets	56	301

Fair value at end of year	$1,279	$1,223

The funded status of the International Pension Plans at year end was as follows:

	2010	2009

Plan assets at fair value	$1,279	$1,223
Projected benefit obligations	1,567	1,518

Plan assets less than projected benefit obligations	(288)	(295)

Items not yet recognized in pension expense:
Actuarial loss	359	369
Prior service credit	(11)	(14)

	348	355

Net amount recognized	$60	$60

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009

Prepaid pension	$54	$46
Current pension liability, included with Other accrued liabilities	(6)	(8)
Pension benefits	(336)	(333)
Accumulated other comprehensive loss	348	355

Net amount recognized	$60	$60

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

	2010	2009
Current year actuarial (gain) loss	$8	$(37)
Prior service cost due to curtailment	1
Gain due to curtailment	1
Amortization of actuarial loss	(19)	(6)
Amortization of prior service credit	1	1

	(8)	(42)
Translation	1	35
	$(7)	$(7)

The accumulated benefit obligation for all defined benefit pension plans was $1,383 million and $1,304 million at December 31, 2010 and 2009, respectively.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the International Pension Plans’ net pension expense were as follows:

	2010	2009	2008
Service cost	$21	$18	$22
Interest cost	79	82	83
Expected asset return	(80)	(79)	(97)
Settlement cost		9
Special termination benefits			4
Curtailment (gain) loss	(1)
Other			(1)
Amortization:
Actuarial loss	19	6	5
Prior service credit	(1)	(1)
Net amortization	18	5	5
Net expense (income)	$37	$35	$16

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2011:

Amortization:
Actuarial loss	$23
Prior service cost	(1)

Net amortization	$22

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2010	2009

Projected benefit obligations	$1,006	$968
Fair value of plan assets	687	650
Accumulated benefit obligation	905	834

The weighted average assumptions used to determine benefit obligations were as follows:

	2010	2009
Discount rate	5.28%	5.64%
Rate of compensation increase	3.49%	3.54%

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2010	2009	2008

Discount rate	5.64%	5.88%	5.46%
Rate of compensation increase	3.54%	2.65%	3.39%
Expected long-term rate of return on assets	6.78%	6.95%	6.96%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense (income) is based on the average remaining service of employees.

For 2010, the Company’s weighted average expected long-term rate of return on assets was 6.78% .  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2009), which was in line with the expected long-term rate of return assumption for 2010.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets of the Company’s international plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value.  All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets.  Fixed income investments are valued by an independent pricing service.  Investments in registered investment companies or collective pooled funds are valued at their respective net asset values.  Short-term investments are stated at amortized cost, which approximates fair value.  The fair value of real estate is determined by periodic appraisals.

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2010 and 2009:

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010			2009			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$28	$1		$36	$10	$—
Equity securities	383	167		406	95		44 - 54%
Debt securities	523	90	8	515	81	9	39 - 49%
Real estate			11			11	0 - 9%
Other	68			54	6		0 - 8%
Total assets at fair value	$1,002	$258	$19	$1,011	$192	$20

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2010	2009
Beginning balance	$20	$29
Net decrease	(1)	(9)
Ending balance	$19	$20

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2010.

Based on exchange rates at the end of 2010, the Company expects to contribute approximately $50 million to $60 million to its non-U.S. defined benefit pension plans in 2011.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$81
2012	81
2013	82
2014	85
2015	87
2016 - 2020	440

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

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $7 million, $7 million, and $6 million at December 31, 2010, 2009, and 2008, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plan in Canada and the Netherlands (the International Postretirement Benefit Plans).

The changes in the postretirement benefit obligations for the year were as follows:

	2010	2009

Obligations at beginning of year	$88	$67
Change in benefit obligations:
Service cost	1	1
Interest cost	5	4
Actuarial (gain) loss, including the effect of changing discount rates	(10)	8
Benefit payments	(3)	(3)
Foreign currency translation	4	11
Net change in benefit obligations	(3)	21

Obligations at end of year	$85	$88

The funded status of the postretirement benefit plans at year end was as follows:

	2010	2009
Postretirement benefit obligations	$(85)	$(88)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	(10)	1
Net amount recognized	$(95)	$(87)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	2010	2009
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(81)	(84)
Accumulated other comprehensive loss	(10)	1
Net amount recognized	$(95)	$(87)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2010 and 2009 as follows (amounts are pretax):

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009
Current year actuarial (gain) loss	$(11)	$9
Translation	—	(1)
	$(11)	$8

The Company’s nonpension postretirement benefit obligations are included with other long term liabilities on the balance sheet.

The components of the net postretirement benefit cost for the year were as follows:

	2010	2009	2008
Service cost	$1	$1	$1
Interest cost	5	4	5
Special termination benefit			1
Net postretirement benefit cost	$6	$5	$7

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2010	2009	2008
Accumulated post retirement benefit obligation	5.02%	5.60%	6.40%
Net postretirement benefit cost	5.60%	6.40%	5.20%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	10	(8)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2011	$4
2012	4
2013	4
2014	5
2015	5
2016 - 2020	26

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2010, $7 million in 2009, and $9 million in 2008.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

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

13.  Other Expense   Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

•                  The Company recorded charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million (pretax and after tax) for acquisition-related restructuring, transaction and financing costs.

Other expense for the year ended December 31, 2009 included the following:

•                 During the fourth quarter of 2009, the Company recorded charges of $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  The Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

Other expense for the year ended December 31, 2008 included the following:

•                  The Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

•                  During 2008, the Company also recorded an additional $1 million (pretax and after tax amount attributable to the Company) related to the impairment of the Company’s equity investment in the South American Segment’s 50%-owned Caribbean affiliate.

14.  Restructuring Accruals   Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The combined 2007, 2008, 2009 and 2010 charges, amounting to $407 million ($340 million after tax amount attributable to the Company), reflect the decisions reached by the Company in its strategic review of its global manufacturing footprint. The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any gains that may be realized upon the ultimate sale or disposition of closed facilities.

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

2007

During the third and fourth quarters of 2007, the Company recorded charges totaling $55 million ($40 million after tax amount attributable to the Company) for restructuring and asset impairment in Europe and North America.  The curtailment of plant capacity resulted in elimination of approximately 560 jobs and a corresponding reduction in the Company’s workforce.

2008

During 2008, the Company recorded charges totaling $132 million ($109 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments as well as in Retained Corporate Costs and Other.  The curtailment of plant capacity and realignment of selected operations resulted in elimination of approximately 1,240 jobs and a corresponding reduction in the Company’s workforce.

2009

During 2009, the Company recorded charges totaling $207 million ($180 million after tax amount attributable to the Company) for restructuring and asset impairment across all segments.  The curtailment of plant capacity will result in elimination of approximately 1,450 jobs and a corresponding reduction in the Company’s workforce.

Owens-Brockway Glass Container, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010

As of December 31, 2009, the Company had concluded its global manufacturing footprint review.  During 2010, the Company recorded charges totaling $13 million ($11 million after tax amount attributable to the Company) for restructuring and asset impairment related to the completion of certain previously announced actions in North America and Europe.

The Company expects that the majority of the remaining estimated cash expenditures related to the above charges will be paid out by the end of 2011.

Selected information related to the restructuring accrual is as follows:

	Employee Costs	Asset Impairment	Other	Total

2007 Charges	$26	$22	$7	$55
Write-down of assets to net realizable value		(22)	(2)	(24)
Balance at December 31, 2007	26	—	5	31
2008 charges	70	32	30	132
Write-down of assets to net realizable value		(32)	(5)	(37)
Net cash paid, principally severance and related benefits	(36)		(7)	(43)
Other, including foreign exchange translation	(13)		(6)	(19)
Balance at December 31, 2008	47	—	17	64
2009 charges	110	79	18	207
Write-down of assets to net realizable value		(79)		(79)
Net cash paid, principally severance and related benefits	(57)		(8)	(65)
Other, including foreign exchange translation	(7)		(1)	(8)
Balance at December 31, 2009	93	—	26	119
2010 charges	(4)	3	14	13
Write-down of assets to net realizable value		(3)		(3)
Net cash paid, principally severance and related benefits	(47)		(14)	(61)
Other, including foreign exchange translation	(15)		(1)	(16)
Balance at December 31, 2010	$27	$—	$25	$52

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  The restructuring accruals related to these types of actions taken by the Company in prior periods, not related to the strategic review of manufacturing operations discussed above, are $27 million as of December 31, 2010 and 2009.  There were no material charges or cash payments in 2010 or 2009 related to these actions.

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

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial information regarding the Company’s reportable segments is as follows:

	2010	2009	2008
Net Sales:
Europe	$2,746	$2,918	$3,498
North America	1,879	2,074	2,210
South America	975	689	791
Asia Pacific	996	925	964

Reportable segment totals	6,596	6,606	7,463
Other	37	46	77
Net sales	$6,633	$6,652	$7,540

	2010	2009	2008
Segment Operating Profit:
Europe	$324	$333	$478
North America	275	282	185
South America	224	145	221
Asia Pacific	141	131	163
Reportable segment totals	964	891	1,047

Items excluded from Segment Operating Profit:
Other	(16)	43	104
Restructuring and asset impairment	(13)	(207)	(133)
Charge for currency remeasurement		(18)
Acquisition-related costs	(20)
Interest income	31	2	(45)
Interest expense	(215)	(181)	(205)
Earnings from continuing operations before income taxes	$731	$530	$768

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Reportable
		North	South	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets (1):
2010	$3,618	$1,951	$1,680	$2,047	$9,296	$121	$9,417
2009	3,852	1,890	729	1,683	8,154	227	8,381
2008	3,758	1,792	627	1,240	7,417	477	7,894
Equity investments:
2010	$53	$17	$5	$179	$254	$45	$299
2009	48	19	1		68	46	114
2008	39	15	3		57	45	102
Equity earnings:
2010	$19	$15		$1	$35	$24	$59
2009	13	14			27	26	53
2008	14	13			27	24	51
Capital expenditures (2):
2010
Continuing	$151	$156	$96	$85	$488	$8	$496
Discontinued						3	3
2009
Continuing	170	103	46	81	400	5	405
Discontinued						21	21
2008
Continuing	152	91	35	58	336	3	339
Discontinued						22	22
Depreciation and amortization expense:
2010
Continuing	$172	$107	$50	$70	$399	$4	$403
Discontinued						3	3
2009
Continuing	179	99	39	67	384	2	386
Discontinued						11	11
2008
Continuing	222	99	45	81	447	2	449
Discontinued						11	11

(1)           Other includes assets of discontinued operations.

(2)           Excludes property, plant and equipment acquired through acquisitions.

The Company’s net property, plant, and equipment by geographic segment are as follows:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	United
	States	Non-U.S.	Total
2010	$662	$2,404	$3,066
2009	601	2,072	2,673
2008	636	1,890	2,526

The Company’s net sales by geographic segment are as follows:

	United
	States	Non-U.S.	Total
2010	$1,676	$4,957	$6,633
2009	1,878	4,774	6,652
2008	1,895	5,645	7,540

Operations in individual countries outside the United States that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2010 - 11%, 2009 - 10%, 2008 - 11%), France (2010 - 13%,2009 - 13%, 2008 - 15%) and Australia (2010 - 11%, 2009 - 9%, 2008 - 9%)

17.  Additional Interest Charges from Early Extinguishment of Debt  During 2010, the Company recorded additional interest charges of $9 million (pretax and after tax) for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million (pretax and after tax) in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.  During 2009, the Company recorded additional interest charges of $5 million (pretax and after tax) for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.  Goodwill   The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2008	$746	$1,119	$557	$—	$6	$2,428
Translation effects	(29)	(58)	(123)			(210)
Other changes		(10)			(1)	(11)
Balance as of December 31, 2008	717	1,051	434	—	5	2,207
Translation effects	19	30	125			174
Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	$743	$1,009	$677	$387	$5	$2,821

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $494 million.

During the fourth quarters of 2010, 2009 and 2008, the Company completed its annual impairment testing and determined that no impairment existed.

19. Other Assets Other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009

Deferred tax asset	$221	$217
Intangibles	30	12
Capitalized software	35	43
Deferred finance fees	49	34
Deferred returnable packaging costs	73	75
Other	109	91
	$517	$472

20.  Business Combinations  On September 1, 2010, the Company completed the acquisition of Brazilian glassmaker Companhia Industrial de Vidros (“CIV”) for total consideration of $594 million, consisting of cash of $572 million and acquired debt of $22 million.  CIV was the leading glass container manufacturer in northeastern Brazil, producing glass containers for the beverage, food and pharmaceutical industries, as well as tableware.  The acquisition includes two plants in the state of Pernambuco and one in the state of Ceará.  The acquisition was part of the Company’s overall strategy of expanding its presence in emerging markets and expands its Brazilian footprint to align with unfolding consumer trends and customer growth plans.  The results of CIV’s operations have been included in the Company’s consolidated financial statements since September 1, 2010, and are included in the South American operating segment.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The following table summarizes the fair values of the assets and liabilities assumed on September 1, 2010:

Current assets	$83

Goodwill	343
Other long-term assets	82
Net property, plant, and equipment	200
Total assets	708

Current liabilities	(57)
Long-term liabilities	(79)
Net assets acquired	$572

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

On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd.  The acquisition, located in Hebei Province of northern China, includes two plants and manufactures glass containers predominantly for China’s domestic beer market.

On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a one-plant glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China.  Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a one-plant glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  The Company’s share of the purchase price for Malaya Glass is $132 million.  The acquisition was completed on July 16, 2010.  The Company is recognizing its interest in the joint venture using the equity method of accounting.

The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.  Discontinued Operations  On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois de Venezuela, C.A. and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.  Shortly after the issuance of the decree, the Venezuelan government installed temporary administrative boards who are in control of the expropriated assets.

Since the issuance of the decree, the Company has cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company is also engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation.  The Company reserves and will continue to reserve the right to seek and obtain just compensation, representing the market value of its investment in Venezuela, in exchange for the expropriated assets pursuant to, as appropriate, applicable domestic and/or international law.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considers the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010, 2009 and 2008 as discontinued operations.  Amounts for the prior periods have been reclassified to conform to this presentation.  At December 31, 2009, the assets and liabilities of the Venezuelan operations are presented in the Consolidated Balance Sheets as the assets and liabilities of discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009	2008

Net sales	$129	$415	$345
Manufacturing, shipping, and delivery	(86)	(266)	(214)
Gross profit	43	149	131

Selling and administrative expense	(5)	(13)	(13)
Research, development, and engineering expense		(1)	(1)
Interest income		11	13
Other expense	3	(36)	(8)

Earnings from discontinued operations before income taxes	41	110	122
Provision for income taxes	(10)	(44)	(26)
Earnings from discontinued operations	31	66	96
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66	96
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)	(20)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52	$76

The loss on disposal of discontinued operations of $337 million includes charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

The condensed consolidated balance sheet at December 31, 2009 included the following assets and liabilities related to the discontinued operations of the Company’s Venezuelan subsidiaries:

Owens-Brockway Glass Container, Inc

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance at December 31, 2009

Assets:
Cash	$57
Accounts receivable	21
Inventories	11
Prepaid expenses	3
Total current assets	92

Other long-term assets	3
Net property, plant, and equipment	31
Total assets	$126

Liabilities:
Accounts payable and other current liabilities	$12
Other long-term liabilities	15
Total liabilities	$27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.

(Registrant)

	By:	/s/ James W. Baehren

James W. Baehren
Attorney-in-fact

Date: February 10, 2011

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

Date: February 10, 2011

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2010, 2009, and 2008:

PAGE

II — Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2010, 2009, and 2008

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2010	$37	$—	$5	$(2)	$40

2009	$40	$2	$(4)	$(1)	$37

2008	$36	$8	$(1)	$4	$40

(1)       Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at beginning of period	Charged to income	Charged to other comprehensive income	Foreign currency translation	Other	Balance at end of period

2010	$926	$(49)	$(47)	$(5)	$85	$910

2009	$874	$12	$(46)	$13	$73	$926

2008	$569	$(11)	$329	$(22)	$9	$874

S-1