Form 10-K
period 2011-12-31
OWENS-ILLINOIS GROUP INC
filed 2012-02-09
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2012 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of  Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 10, 2012 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

i

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

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market in which it competes.  During the five years ended December 31, 2011, on a continuing operations basis, the Company invested more than $1.8 billion in capital expenditures (excluding acquisitions) and more than $300 million in research, development and engineering to, among other things, improve labor and machine productivity, increase capacity in growing markets and commercialize technology into new products.

Worldwide Corporate Headquarters

The principal executive office of the Company is located at One Michael Owens Way, Perrysburg, Ohio43551; the telephone number is (567) 336-5000.  The Company is a wholly owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  The Company does not have a web site; however, certain general information about the Company’s operations is available from OI Inc.’s web site at www.o-i.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available from the SEC’s web site at www.sec.gov.  Copies of the Company’s SEC filings may be obtained free of charge by writing to the Company, Attention: Investor Relations.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The largest customers include many of the leading manufacturers and marketers of glass packaged products in the world.  In the U.S., the majority of the Company’s customers for glass containers are brewers, wine vintners, distillers and food producers.  The Company also produces glass containers for soft drinks and other non-alcoholic beverages, principally outside the U.S.  The largest U.S. glass container customers include (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Constellation, Diageo, H.J. Heinz, MillerCoors, PepsiCo, Saxco International, and Yuengling.  The largest glass container customers outside the U.S. include (in alphabetical order) Anheuser-Busch InBev, Diageo, Heineken, Lion, Molson/Coors, Nestle, Pernod Ricard, and SABMiller.  No customer represents more than 10% of the Company’s consolidated net sales.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  Multi-year contracts typically provide for price adjustments based on cost changes.  The Company also sells some of its products through distributors. Many customers provide the Company with regular estimates of its product needs, which enables the Company to schedule glass container production to maintain reasonable levels of inventory. Due to the significance of transportation costs and the importance of timely delivery, glass container manufacturing facilities are generally located close to customers.

Markets and Competitive Conditions

The Company’s principal markets for glass container products are in Europe, North America, South America and Asia Pacific.  The Company believes it is a low-cost producer in the glass container segment of the rigid packaging market in many of the countries in which it competes. The Company believes this low-cost leadership position in the glass container segment is key to competing successfully in the rigid packaging market.

Europe.  The Company has the leading share of the glass container segment of the rigid packaging market in Europe, with 37 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, The Netherlands, Poland, Spain and the United Kingdom.  These plants primarily produce glass containers for the beer, wine, champagne, spirits and food markets in these countries.  The Company is also involved in a joint-venture glass manufacturer in Italy.  The Company competes directly with Verallia, a subsidiary of Compagnie de Saint-Gobain, throughout Europe, Ardagh Group in the U.K., Germany and Poland, and Vetropak in the Czech Republic.  In other locations in Europe, the Company competes directly with a variety of glass container firms including Verallia, Vetropak and Ardagh Group.

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

Asia Pacific. The Company has 12 glass container manufacturing plants in the Asia Pacific region, located in Australia, New Zealand, Indonesia and China. It is also involved in joint venture operations in China, Malaysia and Vietnam.  The Company primarily produces glass containers for the beer, wine, food and non-alcoholic beverage markets in the Asia Pacific region.  The Company competes directly with Amcor Limited in Australia, and does not believe that it competes with any other large, multi-national glass container manufacturers in the rest of the region.  In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers, on the basis of quality, price, service and the marketing attributes of the container.  The principal competitors producing metal containers include Amcor, Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited (which acquired Graham Packaging Company in 2011), Plastipak Packaging, Inc. and Silgan Holdings Inc.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

The Company continues to focus on serving the needs of leading multi-national consumer companies as they pursue international growth opportunities.  The Company believes that it is often the glass container partner of choice for such multi-national consumer companies due to the Company’s leadership in glass manufacturing know-how and process technology and its status as a high quality producer.

Manufacturing

The Company utilizes its proprietary manufacturing know-how and process technology across its 81-plant footprint. The Company continually improves these operations through machine development activities, systematic upgrading of production capabilities, benchmarking its manufacturing operations and sharing best practices.

The Company operates several machine shops that assemble and repair high-productivity glass-forming machines as well as mold shops that manufacture molds and related equipment.  The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Australia, Poland, Peru and China.

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

In North America, approximately 90% of the sales volume is tied to customer contracts that contain provisions that pass the price of natural gas to the customer, effectively reducing the North America segment’s exposure to changing natural gas market prices.  Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity futures contracts related to its forecasted requirements in North America.  The objective of these futures contracts is to reduce the potential volatility in cash flows and expense due to changing market prices.  The Company continually evaluates the energy markets with respect to its forecasted energy requirements in order to optimize its use of commodity futures contracts.

In Europe and Asia Pacific, the Company enters into fixed price contracts for a significant amount of its energy requirements.  These contracts typically have terms of 12 months or less in Europe and one to three years in Asia Pacific. In South America, the Company enters into fixed price contracts for its energy requirements.  These contracts typically have terms of two years, with annual price adjustments for inflation.

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

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and provide technical assistance to various companies located throughout the world.  These agreements cover areas related to manufacturing and engineering assistance.  The worldwide licensee network provides a stream of revenue to help support the Company’s development activities and gives it the opportunity to participate in the rigid packaging market in countries where it does not already have a direct presence.  In addition, the Company’s technical agreements enable it to apply certain “best practices” developed by its worldwide licensee network.  In the years 2011, 2010 and 2009, the Company earned $16 million, $16 million and $13 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research, Development and Engineering

The Company believes it is a technological leader in the worldwide glass container segment of the rigid packaging market.  Research, development and engineering constitute important parts of the Company’s technical activities.  On a continuing operations basis, research, development and engineering expenditures were $71 million, $62 million, and $58 million for 2011, 2010, and 2009, respectively.  The Company’s research, development and engineering activities include new products, manufacturing process control, melting technology, automatic inspection and further automation of manufacturing activities.  The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio.

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

In North America, sales of beverage containers are affected by governmental regulation of packaging, including deposit return laws.  As of December 31, 2011, there were 10 U.S. states with bottle deposit laws in effect, requiring consumer deposits of between 2 and 15 cents (USD), depending on the size of the container. In Canada, there are 10 provinces and 2 territories with consumer deposits between 5 and 25 cents (Canadian), depending on the size of the container. In Europe a number of countries have some form of consumer deposit law in effect, including Austria, Belgium, Denmark, Estonia, Finland, Germany, The Netherlands, Norway, Sweden and Switzerland. In Australia, two states have consumer deposit laws in effect. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

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

Air Emissions

The EU has committed to Kyoto Protocol emissions reduction targets and initiated the European Union Emissions Trading Scheme (“EUETS”) to facilitate such reduction.  The Company’s manufacturing installations which operate in EU countries must restrict the volume of their CO2 emissions to the level of their individually allocated Emissions Allowances as set by country regulators.  If the actual level of emissions for any installation exceeds its allocated allowance, additional allowances can be bought on the market to cover deficits; conversely, if the actual level of emissions for such installation is less than its allocation, the excess allowances can be sold on the same market.  The EUETS has not had a material effect on the Company’s results to date, however, should the regulators significantly restrict the number of Emissions Allowances available, it could have a material effect in the future.

In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, both at the federal and the state and provincial levels of government.  There are numerous proposals pending before the U.S. Congress which would create a cap-and-trade emissions trading scheme for CO2, but no legislation has been adopted into law.  Other proposals would adopt a national carbon tax or would create restrictions on CO2 emissions without utilizing a cap-and-trade system.  The U.S. Environmental Protection Agency has recently implemented the Cross-State Air Pollution Rule, which sets stringent emissions limits in many states starting in 2012.  This rule may result in higher energy prices and other costs to the Company.

In Asia Pacific, Australia’s ratification of the Kyoto Protocol came into effect in March 2008. In July 2008, the Australian government issued the Carbon Pollution Reduction Scheme (“CPRS”) Green Paper aimed to help reduce the country’s carbon emissions. Also in Australia, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008. This act establishes a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. Key features of this act include the following: (1) reporting of greenhouse gas emissions, energy consumption and production by large corporations, subject to independent audit; (2) public disclosure of corporate level greenhouse gas emissions and energy information; and (3) consistent and comparable data available for government, in particular, the development and administration of the CPRS. In 2011, the Australian government adopted a carbon pricing mechanism that will take effect in 2012 which requires all manufacturers to pay a tax based on their carbon emissions.  In New Zealand, the government made a number of amendments to the emissions trading scheme passed into law in September 2008. One of the changes introduced a transition phase to the scheme between July 1, 2010 and December 31, 2012. During this period, participants are able to buy emission units from the government. The New Zealand scheme covers emissions covered by the Kyoto Protocol to which New Zealand is a signatory.

In South America, proposals are being considered by national and local governments that would impose regulations to reduce CO2 emissions, but no legislation has been implemented to date.

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

Employees

The Company’s worldwide operations employed approximately 24,000 persons as of December 31, 2011.  Approximately 80% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2011, covered approximately 90% of the Company’s union-affiliated employees in North America, will expire on March 31, 2013. Approximately 67% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates.  In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, Segment Operating Profit, and assets of the Company’s reportable segments is included in Note 17 to the Consolidated Financial Statements.

ITEM 1A.               RISK FACTORS

Substantial Leverage — The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2011, the Company had approximately $4.0 billion of total debt outstanding, a decrease from $4.3 billion at December 31, 2010.

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

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2011, the Company’s debt subject to variable interest rates represented approximately 35% of total debt.

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

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos dust and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $10 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $170 million, $179 million, and $190 million for the years ended December 31, 2011, 2010, and 2009, respectively. In the fourth quarter of 2011, OI Inc. recorded a charge of $165 million (in addition to previously recorded charges of $3.82 billion) to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

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

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $5.6 billion, representing approximately 76% of the

Company’s net sales for the year ended December 31, 2011.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

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

Foreign Currency Exchange Rates — The Company is subject to the effects of fluctuations in foreign currency exchange rates, which could adversely impact the Company’s financial results.

The Company’s reporting currency is the U.S. dollar.  A significant portion of the Company’s net sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Euro, Brazilian real, Colombian peso and Australian dollar.  In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period.  During times of a strengthening U.S. dollar, the reported revenues and earnings of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars.  This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Competition — The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging.  Competitive pressures could adversely affect the Company’s financial health.

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of certain end-use markets, including juice customers.  The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing and functional attributes of the container.  Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging.  The adverse effects of consumer purchasing decisions may be more significant in periods of economic downturn and may lead to longer term reductions in consumer spending on glass packaged products.

Pressures from competitors and producers of alternative forms of packaging have resulted in excess capacity in certain countries in the past and have led to capacity adjustments and significant pricing pressures in the rigid packaging market.

High Energy Costs — Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business.  Depending on the location and mix of energy sources, energy accounts for 15% to 25% of total production costs.  Substantial increases and volatility in energy costs could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on operations.

Global Economic Environment — The global credit, financial and economic environment could have a material adverse effect on operations and financial condition.

The global credit, financial and economic environment could have a material adverse effect on operations, including the following:

•                  Downturns in the business or financial condition of any of the Company’s customers or suppliers could result in a loss of revenues or a disruption in the supply of raw materials;

•                  Tightening of credit in financial markets could reduce the Company’s ability, as well as the ability of the Company’s customers and suppliers, to obtain future financing;

•                  Volatile market performance could affect the fair value of the Company’s pension assets and liabilities, potentially requiring the Company to make significant additional contributions to its pension plans to maintain prescribed funding levels;

•                  The deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions could result in such parties’ failure to satisfy their obligations under their arrangements with the Company; and

•                  A significant weakening of the Company’s financial position or results of operations could result in noncompliance with the covenants under the Company’s indebtedness.

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

Many of the Company’s largest customers have acquired companies with similar or complementary product lines.  This consolidation has increased the concentration of the Company’s business with its largest customers, the loss of which could have a material adverse effect on operations.  In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired.  Increased pricing pressures from the Company’s customers may have a material adverse effect on operations.

Seasonality — Profitability could be affected by varied seasonal demands.

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

Raw Materials — Profitability could be affected by the availability of raw materials.

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

Taxes — Potential tax law changes could adversely affect net income and cash flow.

The Company is subject to income tax in the numerous jurisdictions in which it operates.  Increases in income tax rates or other tax law changes could reduce the Company’s net income and cash flow from affected jurisdictions.  In particular, potential tax law changes in the U.S. regarding the treatment of the Company’s unrepatriated non-U.S. earnings could have a material adverse effect on net income and cash flow.  In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates.  Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

Labor Relations — Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2011, covered approximately 80% of the Company’s employees in North America. Approximately 67% of employees in South America are unionized, although according to the labor legislation of each country, 100% of employees are covered by collective bargaining agreements.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires on March 31, 2013.  The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates.  Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Key Management and Personnel Retention — Failure to retain key management and personnel could have a material adverse effect on operations.

The Company believes that its future success depends, in part, on its experienced management team and certain key personnel.  The loss of certain key management and personnel could limit the Company’s ability to implement its business plans and meet its objectives.

Joint Ventures — Failure by joint venture partners to observe their obligations could have a material adverse effect on operations.

A portion of the Company’s operations is conducted through joint ventures, including joint ventures in the Europe, North America and Asia Pacific segments.  If the Company’s joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans, which could have a material adverse effect on the Company’s financial condition and results of operations.

Information Technology — Failure or disruption of information technology could disrupt operations and adversely affect operations.

The Company relies on information technology to operate its plants, to communicate with its employees, customers and suppliers, and to report financial and operating results.  As with all large systems, the Company’s information technology systems could fail on their own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers or other security issues.  While the Company has disaster recovery programs in place, failure or disruption of the Company’s information technology systems could result in transaction errors, loss of customers, business disruptions, or loss of or damage to intellectual property, which could have a material adverse effect on operations.

The Company is undertaking the phased implementation of a global Enterprise Resource Planning (ERP) software system. The implementation of a new ERP system poses several challenges related to, among other things, training of personnel, communication of new rules and procedures, migration of data and the potential instability of the system. While the Company has taken steps to mitigate these challenges, the unsuccessful implementation of the ERP system could have a material adverse effect on the Company’s operations.

Intellectual Property — The loss of the Company’s intellectual property rights may negatively impact its ability to compete.

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it.  The Company has a number of patents.  The Company’s patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company’s patents.  Additionally, the Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws in the U.S.  The Company also relies on trade secrets, know-how and other unpatented technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company’s unpatented technology.

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

Goodwill at December 31, 2011totaled $2.1 billion.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

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

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2011 are listed below.  All properties are glass container plants and are owned in fee, except where otherwise noted.

North American Operations
United States
Atlanta, GA	Portland, OR
Auburn, NY	Streator, IL
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH
Oakland, CA

Canada
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney

China
Cangshun	Wuhan
Shanghai	Xianxian
Tianjin	Zhaoqing
Tianjin (mold shop)

Indonesia
Jakarta

New Zealand
Auckland

European Operations
Czech Republic
Sokolov	Teplice

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy-Guillaume	Wingles
Reims

Germany
Achern	Holzminden
Bernsdorf	Rinteln

Hungary
Oroshaza

Italy
Asti	Pordenone
Bari (2 plants)	Terni
Latina	Trento
Trapani	Treviso
Napoli	Varese

The Netherlands
Leerdam	Schiedam
Maastricht

Poland
Antoninek	Jaroslaw

Spain
Alcala	Barcelona

United Kingdom
Alloa	Harlow

South American Operations
Argentina
Rosario

Brazil
Fortaleza	Rio de Janeiro (glass container and tableware)
Manaus (mold shop)	Sao Paulo
Recife	Vitoria de Santo Antao (glass container and tableware)

Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira (glass container and flat glass)

Ecuador
Guayaquil

Peru
Callao	Lurin (1)

Other Operations
Machine Shops and Engineering Support Center
Brockway, Pennsylvania	Lurin, Peru
Cali, Colombia	Perrysburg, Ohio
Clayton, Australia	Shanghai, China
Jaroslaw, Poland

Corporate Facilities
Hawthorn, Australia (1)	Bussigny-Lausanne, Switzerland (1)
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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2011.  The financial data for each of the five years in the period ended December 31, 2011 was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(Dollar amounts in millions)
Consolidated operating results (a):

Net sales	$7,358	$6,633	$6,652	$7,540	$7,302
Manufacturing, shipping and delivery (b)	(5,979)	(5,283)	(5,317)	(5,994)	(5,800)

Gross profit	1,379	1,350	1,335	1,546	1,502

Selling and administrative, research, development and engineering	(627)	(554)	(551)	(565)	(576)
Other expense (c)	(783)	(57)	(262)	(146)	(147)
Other revenue	104	104	95	103	107
Earnings before interest expense and items below	73	843	617	938	886
Interest expense (d)	(314)	(249)	(222)	(253)	(349)
Earnings (loss) from continuing operations before income taxes	(241)	594	395	685	537
Provision for income taxes (e)	(85)	(137)	(110)	(211)	(126)
Earnings (loss) from continuing operations	(326)	457	285	474	411
Earnings of discontinued operations		31	66	96	66
Gain (loss) on disposal of discontinued operations	1	(337)		7	1,039
Net earnings (loss)	(325)	151	351	577	1,516
Net earnings attributable to noncontrolling interests	(20)	(42)	(36)	(70)	(60)
Net earnings (loss) attributable to the Company	$(345)	$109	$315	$507	$1,456

	Years ended December 31,
	2011	2010	2009	2008	2007
	(Dollar amounts in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$405	$369	$364	$420	$412
Amortization of intangibles	17	22	21	29	29
Amortization of deferred finance fees (included in interest expense)	32	19	10	8	9

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$614	$829	$938	$616	$375
Total assets	8,926	9,754	8,727	7,977	9,325
Total debt	4,033	4,278	3,608	3,325	3,714
Share owner’s equity	1,463	2,502	2,221	1,788	2,894

Free cash flow (f)	$390	$279	$512	$530	$648

(a)          Amounts related to the Company’s Venezuelan operations have been reclassified to discontinued operations for 2007 – 2010 as a result of the expropriation of those operations in 2010.

Amounts related to the Company’s plastic packaging business have been reclassified to discontinued operations for 2007 as a result of the sale of that business in 2007.

(b)         Amount for 2010 includes charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments

(c)          Amount for 2011 includes charges of $641 million ($640 million after tax amount attributable to the Company) to write down goodwill in the Asia Pacific segment and $112 million ($91 million after tax amount attributable to the Company) for restructuring and asset impairments.

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

(d)         Amount for 2011 includes charges of $16 million (pretax and after tax amount attributable to the Company) for note repurchase premiums.

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

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $9 million ($8 million after tax amount attributable to the Company) for 2011; $3 million (pretax and after tax amount attributable to the Company) for 2010; and $2 million (pretax and after tax amount attributable to the Company) for 2007.

(e)          Amount for 2011 includes a tax benefit of $15 million for certain tax adjustments.

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

(f)           The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow is calculated as follows (dollar amounts in millions):

Years ended December 31,	2011	2010	2009	2008	2007

Cash provided by continuing operating activities	$675	$779	$919	$870	$921
Additions to property, plant, and equipment - continuing	(285)	(500)	(407)	(340)	(273)
Free cash flow	$390	$279	$512	$530	$648

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the Company’s net sales by segment and segment operating profit for the years ended December 31, 2011, 2010, and 2009 (dollars in millions).  The Company’s measure of profit for its reportable segments is Segment Operating Profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with general accounting principles for segment reporting.  The line titled ‘reportable segment totals’, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included ‘reportable segment totals’ below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses Segment Operating Profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

	2011	2010	2009
Net Sales:
Europe	$3,052	$2,746	$2,918
North America	1,929	1,879	2,074
South America	1,226	975	689
Asia Pacific	1,059	996	925

Reportable segment totals	7,266	6,596	6,606
Other	92	37	46
Net Sales	$7,358	$6,633	$6,652

	2011	2010	2009
Segment Operating Profit:
Europe	$325	$324	$333
North America	236	275	282
South America	250	224	145
Asia Pacific	83	141	131
Reportable segment totals	894	964	891

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(79)	(89)	(67)
Restructuring and asset impairment	(112)	(13)	(207)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(32)
Charge for currency remeasurement			(18)
Charge for goodwill impairment	(641)
Interest income	11	13	18
Interest expense	(314)	(249)	(222)
Earnings (loss) from continuing operations before income taxes	(241)	594	395
Provision for income taxes	(85)	(137)	(110)
Earnings (loss) from continuing operations	(326)	457	285
Earnings from discontinued operations		31	66
Gain (loss) on disposal of discontinued operations	1	(337)
Net earnings (loss)	(325)	151	351
Net earnings attributable to noncontrolling interests	(20)	(42)	(36)
Net earnings (loss) attributable to the Company	$(345)	$109	$315

Net earnings (loss) from continuing operations attributable to the Company	$(346)	$420	$263

Note:  all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Comparison of 2011 with 2010

2011 Highlights

•                  Net sales increased as 2010 acquisitions and improving market conditions drove more than a 5% increase in tonnes shipped

•                  Lower Segment Operating Profit due to higher cost inflation and manufacturing costs

•                  Goodwill impairment charge recorded related to Asia Pacific segment

•                  Completed new $2 billion bank credit agreement and redeemed $400 million and €225 million senior notes due 2014

Net sales were $725 million higher than the prior year, primarily due to higher sales volumes and the favorable effect of changes in foreign currency exchange rates, partially offset by lower wine and beer bottle shipments in Australia.

Segment Operating Profit for reportable segments was $70 million lower than the prior year.  The decrease was mainly attributable to additional cost inflation, production and supply chain issues in North

America during the second quarter of 2011, and the impact of macroeconomic conditions in Australia.  These decreases were partially offset by higher sales volumes and capacity utilization.

Interest expense in 2011 increased $65 million over 2010.  The increase was principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in 2011, as well as additional interest related to debt issued in 2010 to fund acquisitions.

The net loss from continuing operations attributable to the Company for 2011 was $346 million compared to net earnings from continuing operations attributable to the Company of $420 million for 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $740 million and decreased net earnings attributable to the Company in 2010 by $14 million.

Results of Operations — Comparison of 2011 with 2010

Net Sales

The Company’s net sales in 2011 were $7,358 million compared with $6,633 million in 2010, an increase of $725 million, or 11%.  The increase in net sales was primarily due to higher glass container shipments and the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were up more than 5% in 2011 compared to 2010, with the acquisitions in Argentina, Brazil and China in 2010 representing about 4 percentage points of the volume growth.  The remaining increase in volume was due to improving market conditions, as favorable demand in Europe and South America more than offset lower volume in Australia.  Foreign currency exchange rate changes increased net sales in 2011 compared to the prior year, primarily due to a stronger Euro, Australian dollar and Brazilian real in relation to the U.S. dollar.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2010		$6,596
Sales volume	$335
Price
Price	67
Product mix	(41)
Cost pass-through provisions	(1)
Effects of changing foreign currency rates	310

Total effect on net sales		670
Net sales - 2011		$7,266

Europe:  Net sales in Europe in 2011 were $3,052 million compared with $2,746 million in 2010, an increase of $306 million, or 11%.  Approximately half of the increase in net sales was due to the favorable effects of foreign currency exchange rate changes, as the Euro strengthened in relation to the U.S. dollar.  In addition, glass container shipment levels increased more than 4% as demand grew across all key end-use categories, particularly in the beer and wine segments.  Net sales also improved in 2011 due to energy surcharges implemented in the second half of the year to help offset the high energy cost inflation in the region.

North America:  Net sales in North America in 2011 were $1,929 million compared with $1,879 million in 2010, an increase of $50 million, or 3%.  The increase in net sales was primarily due to slightly higher glass container shipment levels as improved volumes in wine, spirits and craft beer end-use categories offset the continued decline in the mega-beer category.  Net sales also increased due to the favorable effects of foreign currency exchange rate changes, as the Canadian dollar strengthened in relation to the U.S. dollar.

South America:  Net sales in South America in 2011 were $1,226 million compared with $975 million in 2010, an increase of $251 million, or 26%.  Glass container shipments were up about 22% in the current year, with the acquisitions in Argentina and Brazil in 2010 accounting for approximately half of this volume increase.  The remaining volume increase was due to strong growth in the region, primarily in Brazil, Peru and Argentina.  The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in 2011, primarily due to the strengthening of the Brazilian real in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in 2011 were $1,059 million compared with $996 million in 2010, an increase of $63 million, or 6%. The favorable effects of foreign currency exchange rate changes increased net sales in 2011 due to the strengthening of the Australian dollar in relation to the U.S. dollar.  Glass container shipment levels increased about 3%, with all the increase attributable to the acquisitions in China in 2010.  Glass container shipments in Australia were down about 10% in 2011 compared to the prior year, primarily in the wine and beer end-use categories.  The decrease in shipments of wine bottles was primarily due to the strong Australian dollar, which negatively impacted wine exports from the country.  In addition, beer consumption decreased as high interest rates in Australia lowered consumers’ disposable income. Severe flooding in Australia during the first quarter of 2011 also reduced shipments in the region.

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

Segment Operating Profit of reportable segments in 2011 was $894 million compared to $964 million in 2010, a decrease of $70 million, or 7%.  The decrease in Segment Operating Profit was primarily due to higher manufacturing and delivery costs and operating expenses, partially offset by higher sales volumes, improved pricing and the favorable effects of changes in foreign currency exchange rates.  The higher manufacturing and delivery costs were principally due to $213 million of cost inflation, $26 million of production and supply chain issues in North America in the second quarter of 2011, and $9 million of costs related to flooding in Australia, partially offset by $40 million of higher capacity utilization and other cost savings.  The cost inflation in 2011 was driven by higher raw material, labor and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to the rapid rise in European energy prices.  Operating expenses were higher as the Company invested in building its sales and marketing capabilities and also incurred expenses related to the phased implementation of a global ERP software system.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2010		$964
Sales volume	$75
Price	67
Manufacturing and delivery	(208)
Operating expenses and other	(31)
Effects of changing foreign currency rates	27

Total net effect on Segment Operating Profit		(70)
Segment Operating Profit - 2011		$894

Europe:  Segment operating profit in Europe in 2011 was $325 million compared with $324 million in 2010.  Higher sales volume, improved pricing and the favorable effects of a stronger Euro in relation to the U.S. dollar contributed to the increased operating profit.  Operating profit also increased due to higher production levels, which led to lower manufacturing costs on a per-ton basis.  Mostly offsetting these increases to operating profit was additional cost inflation, primarily driven by higher energy prices.  In response to the rise in energy prices, the Company initiated an energy surcharge in Europe in the second half of the year.

North America:  Segment operating profit in North America in 2011 was $236 million compared with $275 million in 2010, a decrease of $39 million, or 14%.  The lower operating profit in this region was due to higher manufacturing and delivery costs, driven by cost inflation and production and supply chain issues.  This segment also incurred expenses related to building its sales and marketing capabilities and to the phased implementation of a global ERP system.

This region experienced production and supply chain issues during the second quarter of 2011.  Tight inventory levels and production issues led to inventory shortages at certain locations during this seasonally stronger quarter.  As a result, out-of-pattern production was required to meet customer expectations resulting in production inefficiencies, higher freight costs and product loss.  The Company restarted two previously idled furnaces in this region to reduce the out-of-pattern production and help meet customer demand.  This region ran at high operating rates in the second half of the year and stabilized its inventory levels.

South America:  Segment operating profit in South America in 2011 was $250 million compared with $224 million in 2010, an increase of $26 million, or 12%.  Higher sales volume, approximately half of which was related to the acquisitions in Argentina and Brazil in 2010, and higher production volume were the main reasons for the increased operating profit.  To support the rapid growth in Brazil, the region incurred higher transportation costs to import glass containers into Brazil from other countries.  The region also experienced higher cost inflation in 2011, which was partially offset by higher selling prices.

Asia Pacific:  Segment operating profit in Asia Pacific in 2011 was $83 million compared with $141 million in 2010, a decrease of $58 million, or 41%.  This decrease was primarily driven by the macroeconomic effects of the strong currency and high interest rates in Australia, which led to lower wine and beer bottle shipments in the country.  As a result of the lower volume, the Company temporarily curtailed production in Asia Pacific, resulting in unabsorbed manufacturing costs.  The Company also permanently closed one furnace in Australia during the third quarter, and plans to close one additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations.  Additionally, the segment had lower sales volumes and incurred additional costs related to the severe flooding in Australia in the first quarter of 2011.  Segment operating profit in 2011 was also negatively impacted by integration issues related to one of the acquisitions in China in 2010.

Interest Expense

Interest expense in 2011 was $314 million compared with $249 million in 2010.  The  2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense increased approximately $40 million.  The increase is principally due to additional debt issued in 2010 to fund acquisitions.

Interest Income

Interest income for 2011 was $11 million compared to $13 million for 2010.  The decrease was principally due to lower cash balances and lower interest rates on the Company’s cash and investments.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2011 was -35.3%, compared with 23.1% for 2010.  The effective tax rate for 2011 was impacted by the goodwill impairment charge, which was not deductible for income tax purposes.  The provision for 2010 included a net tax benefit of $24 million related to the reversal of a non-U.S. valuation allowance offset by additional liability related to uncertain tax positions.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2011 was 22.0% compared to 26.2% for 2010.  The decrease in the effective tax rate in 2011 was due to tax planning strategies implemented by the Company, and was also impacted by lower earnings generated in jurisdictions where the Company has higher effective tax rates.  The Company expects that the effective tax rate in 2012 will approximate 24% to 26% based on current expectations of earnings by jurisdiction.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2011 was $20 million compared to $42 million for 2010.  The amount for 2010 included $5 million classified as discontinued operations related to the Company’s Venezuelan operations. Net earnings from continuing operations attributable to noncontrolling interests for 2011 was $20 million compared to $37 million for 2010. The decrease in 2011 was primarily a result of lower earnings in the Company’s less than wholly-owned subsidiaries in its South America and Asia Pacific segments in 2011, and the Company’s purchase of the noncontrolling interest in its southern Brazil operations in the second quarter of 2011.

Earnings from Continuing Operations Attributable to the Company

For 2011, the Company recorded a loss from continuing operations attributable to the Company of $346 million compared to earnings of $420 million for 2010.  The after tax effects of the items excluded from Segment Operating Profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2011 and 2010 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2011	2010
Restructuring and asset impairment	$(91)	$(11)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(27)
Note repurchase premiums and write-off of finance fees	(24)
Net benefit related to changes in deferred tax valuation allowance and other tax-related items	15	24
Charge for goodwill impairment	(640)
Total	$(740)	$(14)

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

The Company’s Venezuelan operations were expropriated by the Venezuelan government in 2010.  The Company reclassified its Venezuelan operations to discontinued operations.  In addition, the Company recognized a loss on the disposal of its Venezuelan operations as the net assets of the operations were written-off.

2010 was a transition year for the Company.  The Company concluded the strategic review of its global profitability and manufacturing footprint that began in 2007, and shifted its focus to profitable growth in emerging markets, which was highlighted by the acquisitions in 2010.

Results of Operations — Comparison of 2010 with 2009

Net Sales

The Company’s net sales in 2010 were $6,633 million compared with $6,652 million in 2009, a decrease of $19 million, or 0.3%. For further information, see Segment Information included in Note 17 to the Consolidated Financial Statements.

The decline in net sales in 2010 was due to lower glass container shipments and the impact of cost pass-through provisions on certain customer contracts, partially offset by the favorable effects of changes in foreign currency exchange rates.  Glass container shipments, in tonnes, were down 1.0% in 2010 compared to 2009, primarily due to lower beer glass volumes in North America and Europe.  The Company’s beer markets remain weak in North America and Europe due to continued weakness in the economy and high unemployment levels.  In addition, North American beer volumes were impacted by the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives.  Sales volumes in 2010 also benefited from the acquisitions in Brazil and Argentina, as well as organic growth in South America where glass container shipments, excluding the acquisitions, increased approximately 20% compared to 2009.  The cost pass-through provisions include monthly or quarterly contractual provisions to customers, primarily in North America.  Foreign currency exchange rate changes increased net sales in 2010 compared to 2009, primarily due to a stronger Australian dollar, Brazilian real and Colombian peso in relation to the U.S. dollar, partly offset by a weaker Euro.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2009		$6,606
Net effect of price and mix	$5
Customer pass-through provisions	(30)
Sales volume	(61)
Effects of changing foreign currency rates	76

Total effect on net sales		(10)
Net sales - 2010		$6,596

Europe:  Net sales in Europe in 2010 were $2,746 million compared with $2,918 million in 2009, a decrease of $172 million, or 6%.  Glass container shipment levels increased slightly as demand grew across most key end-use categories, particularly in the wine and non-alcoholic beverages segments, partially offset by lower shipments in the beer end-use category.  Net sales decreased in 2010 due to pricing pressures in the region and the unfavorable effects of foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.

North America:  Net sales in North America in 2010 were $1,879 million compared with $2,074 million in 2009, a decrease of $195 million, or 9%.  Glass container shipments decreased 12% in 2010 due to the loss of certain beer contracts resulting from business renegotiated at the end of 2009 in order for the Company to achieve its margin objectives.  Sales volumes in the region were also lower due to continued weakness in the economy and high unemployment levels.  The net sales decrease in 2010 was also due to the impact of cost pass-through provisions to customers.

South America:  Net sales in South America in 2010 were $975 million compared with $689 million in 2009, an increase of $286 million, or 42%.  Glass container shipments were up over 30% in the current year, with the acquisitions in Argentina and Brazil in 2010 accounting for approximately one-third of this volume increase.  The remaining volume increase was due to strong growth in the region, as well as new product introductions.  The favorable effects of foreign currency exchange rate changes also contributed to the increase in net sales in 2010, primarily due to the strengthening of the Brazilian real and Colombian peso in relation to the U.S. dollar.

Asia Pacific:  Net sales in Asia Pacific in 2010 were $996 million compared with $925 million in 2009, an increase of $71 million, or 8%.  The favorable effects of foreign currency exchange rate changes were the primary reason for the increase in net sales, as the Australian dollar strengthened in relation to the U.S. dollar.  Glass container shipments were down about 5% in the current year, reflecting lower shipments in the beer and wine end-use categories in Australia, partially offset by increased consumer demand in China.

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

Segment Operating Profit of reportable segments in 2010 was $964 million compared to $891 million in 2009, an increase of $73 million, or 8%.  The net effect of price and product mix in 2010 was consistent with 2009.  Sales volume had a minimal impact on Segment Operating Profit in 2010 as the decrease in glass container shipments during the year was more than offset by favorable regional sales mix, primarily due to growth of higher margin business in South America.  Manufacturing and delivery costs declined $38 million from 2009 mostly due to benefits from the Company’s strategic footprint alignment initiative, partially offset by $20 million of inflationary cost increases.  Foreign currency exchange rate changes increased Segment Operating Profit in 2010 compared to 2009, primarily due to a stronger Australian dollar, Brazilian real and Colombian peso in relation to the U.S. dollar, partly offset by a weaker Euro.

The change in Segment Operating Profit of reportable segments can be summarized as follows (dollars in millions):

Segment Operating Profit - 2009		$891
Net effect of price and mix	$5
Sales volume	7
Manufacturing and delivery	38
Operating expenses and other	7
Effects of changing foreign currency rates	16

Total net effect on Segment Operating Profit		73
Segment Operating Profit - 2010		$964

Europe:  Segment operating profit in Europe in 2010 was $324 million compared with $333 million in 2009, a decrease of $9 million, or 3%.  The decline in segment operating profit was primarily due to pricing pressures in the region and the unfavorable effects of foreign currency exchange rate changes, partially offset by higher sales volumes and improved operating efficiencies.

North America:  Segment operating profit in North America in 2010 was $275 million compared with $282 million in 2009, a decrease of $7 million, or 2%.  The decrease in segment operating profit was primarily due to the lower sales volumes, partially offset by higher selling prices and footprint realignment savings.

South America:  Segment operating profit in South America in 2010 was $224 million compared with $145 million in 2009, an increase of $79 million, or 54%.  The increase in segment operating profit was primarily due to the higher sales volumes, the favorable effects of foreign currency exchange rate changes, and footprint optimization efforts.

Asia Pacific:  Segment operating profit in Asia Pacific in 2010 was $141 million compared with $131 million in 2009, an increase of $10 million, or 8%.  The increase in segment operating profit was primarily due to the favorable effects of foreign currency exchange rate changes, partially offset by lower sales volumes.

Interest Expense

Interest expense in 2010 was $249 million compared with interest expense of $222 million in 2009.  The 2009 amount includes $5 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements following the May 2009 tender for the 7.50% Senior Debentures due May 2010.  Exclusive of these items, interest expense increased approximately $32 million.  The increase was principally due to additional debt issued in 2010 to fund acquisitions.

Interest Income

Interest income for 2010 was $13 million compared to $18 million for 2009.  The decrease was principally due to lower interest rates on the Company’s cash and investments.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2010 was 23.1%, compared with 28.1% for 2009.  The provision for 2010 included a tax benefit of $24 million related to the reversal of a non-US valuation allowance offset by additional liability related to uncertain tax positions. The provision for 2009 included a continuing operation non-cash tax benefit transferred from other income categories of $21 million (see Note 10 to the Consolidated Financial Statements for more information). Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2010 was 26.2% compared to 24.0% for 2009.  The increase in the effective tax rate in 2010 was due to higher earnings generated in jurisdictions where the Company has higher effective tax rates.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2010 was $42 million compared to $36 million for 2009.  Net earnings from continuing operations attributable to noncontrolling interests was $37 million in 2010 compared to $22 million in 2009.  Net earnings from continuing operations attributable to noncontrolling interests was reduced by $8 million in 2009 related to restructuring and asset impairment charges recorded during the year.  Excluding this amount, net earnings from continuing operations attributable to noncontrolling interests in 2010 increased $7 million compared with 2009.  This increase was primarily a result of higher segment operating profit in the Company’s South American segment in

2010.  Net earnings attributable to noncontrolling interests related to discontinued operations in 2010 was $5 million compared to $14 million in 2009.  The decrease was due to 2010 only including a partial year of earnings from the Company’s Venezuelan operations prior to the expropriation in October 2010 and the unfavorable effects of the bolivar devaluation in 2010 compared to 2009.

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2011 were $79 million compared with $89 million for 2010.  Retained corporate costs and other for 2011 reflect higher marketing and pension expense compared to the prior year, offset by a reduction of management incentive compensation expense of approximately $15 million, approximately half of which was related to the impact of lower financial results in the current year and the other half related to the impact of changes in estimates on amounts expensed in previous periods.  2011 also benefited from higher equity earnings from the Company’s ownership in a soda ash joint venture and higher earnings from the Company’s global equipment sales business.

Retained corporate costs and other for 2010 were $89 million compared with $67 million for 2009. The increased expense in 2010 was mainly attributable to increased employee benefit costs, primarily pension expense.

Restructuring and Asset Impairments

During 2011, the Company recorded charges totaling $112 million for restructuring and asset impairment.  These charges reflect completed and planned furnace closures in Europe and Asia Pacific, as well as global headcount reduction initiatives.

During 2010, the Company recorded charges totaling $13 million for restructuring and asset impairment.  The charges reflect the completion of previously announced actions in North America and Europe related to the Company’s strategic review of its global manufacturing footprint.

During 2009, the Company recorded charges totaling $207 million for restructuring and asset impairment.  The charges reflect actions taken in Europe, North America and South America related to the Company’s strategic review of its global manufacturing footprint.

See Note 14 to the Consolidated Financial Statements for additional information.

Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs

The Company recorded charges in 2010 of $12 million for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges in 2010 of $20 million for acquisition-related restructuring, transaction and financing costs.

Charge for Currency Remeasurement

Due to Venezuelan government restrictions on transfers of cash out of the country at the official rate, the Company remeasured certain bolivar-denominated assets and liabilities held outside of Venezuela to the parallel market rate and recorded a charge of $18 million in 2009.

Charge for Goodwill Impairment

During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported of its goodwill.

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

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the years ended December 31, 2010 and 2009 as discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009

Net sales	$129	$415
Manufacturing, shipping, and delivery	(86)	(266)
Gross profit	43	149

Selling and administrative expense	(5)	(13)
Research, development, and engineering expense		(1)
Interest income		11
Other expense	3	(36)

Earnings from discontinued operations before income taxes	41	110
Provision for income taxes	(10)	(44)
Earnings from discontinued operations	31	66
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)
Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52

The loss on disposal of discontinued operations of $337 million for the year ended December 31, 2010 included charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete disposal of the Company’s operations in Venezuela.

Capital Resources and Liquidity

As of December 31, 2011, the Company had cash and total debt of $400 million and $4.0 billion, respectively, compared to $640 million and $4.3 billion, respectively, as of December 31, 2010.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of December 31, 2011 was $378 million.

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

At December 31, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At December 31, 2011, the Company’s subsidiary borrowers had unused credit of $804 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2011 was 3.09%. As of December 31, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2011 and 2010  is as follows:

	2011	2010

Balance (included in short-term loans)	$281	$247

Weighted average interest rate	2.41%	2.40%

Cash Flows

Free cash flow was $390 million for 2011 compared to $279 million for 2010. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the years ended December 31, 2011 and 2010 is calculated as follows (dollars in millions):

	2011	2010

Cash provided by continuing operating activities	$675	$779
Additions to property, plant, and equipment - continuing	(285)	(500)
Free cash flow	$390	$279

Operating activities:  Cash provided by continuing operating activities was $675 million for 2011 compared to $779 million for 2010.  The decrease in cash flows from continuing operating activities was primarily due to lower earnings in the current year.  The decrease in cash flows from continuing operating activities was also due to a decrease in dividends received from equity investments of $12 million, partially offset by decreases in cash paid for restructuring activities of $22 million and a decrease in income taxes paid of $13 million.  The Company also contributed $36 million more to its defined benefit pension plans in 2011 than it did in 2010, primarily due to the 2010 contributions being lower as a result of accelerated contributions made in 2009.

During 2011, the Company contributed $59 million to its defined benefit pension plans, compared with $23 million in 2010.  Based on current discount rates and asset returns, the Company expects that it will be required to make contributions to its U.S. plans in 2012, and that the contributions for all plans in 2012 will be approximately $95 million.  The Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans.

Investing activities:  Cash utilized in investing activities was $426 million for 2011 compared to $1,314 million for 2010.  Capital spending for property, plant and equipment from continuing operations during 2011 was $285 million compared with $500 million in the prior year.  The decrease in capital spending was due to restructuring activities in North America and new furnace expansions in South America and Asia Pacific in 2010.  Cash utilized in investing activities in 2011 included $144 million for acquisitions, primarily related to the acquisition of the noncontrolling interest of the Company’s southern Brazil operation.  Investing activities in 2010 included $817 million of cash paid to acquire glass manufacturing plants in Argentina, Brazil and China, and to invest in a joint venture with operations in Malaysia, Vietnam and China.

Certain of the Company’s older glass manufacturing plants in China are being encroached by strong urban growth.  The local Chinese government entities have determined that the land on which some of these facilities reside should be returned to the government. The Company expects the compensation to be received from the Chinese government for the value of the land should offset most or all of the future capital spending required to rebuild the related capacity at alternate sites in China.  The Company expects to complete the transfer of one facility and begin the construction of a new plant in 2012.

Financing activities:  Cash utilized in financing activities was $493 million for 2011 compared to cash provided by financing activities of $368 million for 2010.  Financing activities in 2011 included additions to long-term debt of approximately $1.5 billion, primarily related to borrowings under the Company’s new bank credit agreement, and repayments of long-term debt of approximately $1.8 billion, primarily related to the cancellation of the old bank credit agreement and the redemption of the senior notes due 2014.  Financing activities in 2010 included the issuance of the exchangeable senior notes due 2015 and the €500 million senior notes due 2020.  During 2010, the Company also repaid the senior notes due 2013 and repurchased shares of its common stock for $199 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2011 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual cash obligations:
Long-term debt	$3,706	$52	$308	$2,048	$1,298
Capital lease obligations	76	24	27	15	10
Operating leases	195	59	76	34	26
Interest (1)	1,069	205	380	281	203
Purchase obligations (2)	1,318	590	550	125	53
Pension benefit plan contributions	95	95
Postretirement benefit plan benefit payments (1)	289	20	39	38	192
Total contractual cash obligations	$6,748	$1,045	$1,380	$2,541	$1,782

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Other commercial commitments:
Standby letters of credit	$96	$96
Total commercial commitments	$96	$96

(1) Amounts based on rates and assumptions at December 31, 2011.

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

Property, Plant and Equipment

The net carrying amount of property, plant, and equipment (“PP&E”) at December 31, 2011 totaled $2,877 million, representing 32% of total assets. Depreciation expense during 2011 totaled $405 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2011, 2010 or 2009.

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

Goodwill — Goodwill at December 31, 2011 totaled $2.1 billion, representing 24% of total assets.  Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which is a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

The testing performed as of October 1, 2011, indicated a significant excess of BEV over book value for Europe, North America and South America.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2011, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each of these reporting unit.

The Company will monitor conditions throughout 2012 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2012, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets — Other long-lived assets include, among others, equity investments and repair parts inventories.  The Company’s equity investments are non-publicly traded ventures with other companies in businesses related to those of the Company. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. In the event that a decline in fair value of an investment occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. Summarized financial information of equity affiliates is included in Note 5 to the Consolidated Financial Statements.

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

Pension Benefit Plans

Significant Estimates — The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2011, the weighted average discount rate was 4.59% and 4.75% for U.S. and non-U.S. plans, respectively.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2012, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.0% for U.S. plans and 6.2% for non-U.S. plans compared to 8.0% for U.S. plans and 6.4% for non-U.S. plans in 2011.  The Company recorded pension expense from continuing operations of $47 million, $36 million, and $10 million for the U.S. plans in 2011, 2010, and 2009, respectively, and $44 million, $37 million, and $35 million for the non-U.S. plans from its principal defined benefit pension plans.  The increase in pension expense in 2011 was principally a result of the amortization of prior period actuarial losses.  Depending on currency translation rates, the Company expects to record approximately $90 million of total pension expense for the full year of 2012.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $18 million in the pretax pension expense for the full year 2012.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.  For example, a one-half percentage point change in the discount rate used to calculate plan liabilities would result in a change of approximately $20 million in the pretax pension expense for the full year 2012.

Recognition of Funded Status — Generally accepted accounting principles for pension benefit plans require employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2011, the Accumulated Other Comprehensive Loss component of share owners’ equity was increased by $218 million ($226 million after tax attributable to non-U.S. pension plans) to reflect a net decrease in the funded status of the Company’s plans at that date.

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

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  This assessment is dependent upon historical profitability and future sources of taxable income including the effects of tax planning.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  Accordingly, evidence related to objective historical losses is typically given more weight than projected profitability.  The Company has recorded a valuation allowance for the portion of deferred tax assets, where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, South America (principally Colombia and Brazil), and Europe (principally Italy, France, The Netherlands, Germany, the United Kingdom, Spain, and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  For the years ended December 31, 2011, 2010 and 2009, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.  The Company does not hedge the foreign currency exchange rate risk related to earnings of operations outside the United States.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2011 and 2010.

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

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2011.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair
						There-		Value at
(dollars in millions)	2012	2013	2014	2015	2016	after	Total	12/31/2011

Long-term debt at variable rate:
Principal by expected maturity	$76	$129	$206	$444	$329	$23	$1,207	$1,207
Avg. principal outstanding	$1,169	$1,067	$899	$574	$188	$35
Avg. interest rate	3.09%	3.09%	3.09%	3.09%	3.09%	3.09%

Long-term debt at fixed rate:
Principal by expected maturity				$690	$600	$1,285	$2,575	$2,614
Avg. principal outstanding	$2,575	$2,575	$2,575	$2,173	$1,510	$994
Avg. interest rate	6.36%	6.36%	6.36%	7.20%	7.14%	7.28%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2010.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy. In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2011, the Company had entered into commodity futures contracts covering approximately 5,100,000 MM BTUs, primarily related to customer requests to lock the price of natural gas.  In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements.  These contracts typically have terms of 12 months or less.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2011.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Europe and Australia, the expropriation of the Company’s operations in Venezuela, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) fluctuations in raw material and labor costs, (6) availability of raw materials, (7) costs and availability of energy, including natural gas prices, (8) transportation costs, (9) the ability of the Company to raise selling prices commensurate with energy and other cost increases, (10) consolidation among competitors and customers, (11) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (12) unanticipated expenditures with respect to environmental, safety and health laws, (13) the performance by customers of their obligations under purchase agreements, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, (15) the Company’s ability to resolve its production and supply chain issues in North America, (16) the Company’s success in implementing necessary restructuring plans and the impact of such restructuring plans on the carrying value of recorded goodwill, (17) the Company’s ability to successfully navigate the structural changes in Australia, (18) the proceeds from the land sales in China do not occur in the time schedule or amount that the Company expects, and (19) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, and events related to asbestos-related claims. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 9, 2012

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Illinois Group, Inc.

Dollars in millions, except per share amounts
Years ended December 31,	2011	2010	2009
Net sales	$7,358	$6,633	$6,652
Manufacturing, shipping, and delivery expense	(5,979)	(5,283)	(5,317)
Gross profit	1,379	1,350	1,335

Selling and administrative expense	(556)	(492)	(493)
Research, development, and engineering expense	(71)	(62)	(58)
Interest expense	(314)	(249)	(222)
Interest income	11	13	18
Equity earnings	66	59	53
Royalties and net technical assistance	16	16	13
Other income	11	16	11
Other expense	(783)	(57)	(262)
Earnings (loss) from continuing operations before income taxes	(241)	594	395
Provision for income taxes	(85)	(137)	(110)
Earnings (loss) from continuing operations	(326)	457	285
Earnings from discontinued operations		31	66
Gain (loss) on disposal of discontinued operations	1	(337)
Net earnings (loss)	(325)	151	351
Net earnings attributable to noncontrolling interests	(20)	(42)	(36)
Net earnings (loss) attributable to the Company	$(345)	$109	$315

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(346)	$420	$263
Earnings from discontinued operations		24	52
Gain (loss) on disposal of discontinued operations	1	(335)
Net earnings (loss)	$(345)	$109	$315

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$20	$37	$22
Earnings from discontinued operations		7	14
Gain (loss) on disposal of discontinued operations		(2)
Net earnings	$20	$42	$36

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED COMPREHENSIVE INCOME   Owens-Illinois Group, Inc.

Dollars in millions
Years ended December 31,	2011	2010	2009

Net earnings (loss)	$(325)	$151	$351
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(187)	388	200
Pension and other postretirement benefit adjustments	(225)	55	70
Change in fair value of derivative instruments	(3)	(2)	31
Other comprehensive income (loss)	(415)	441	301
Total comprehensive income (loss)	(740)	592	652
Comprehensive income attributable to noncontrolling interests	(20)	(48)	(7)
Comprehensive income (loss) attributable to the Company	$(760)	$544	$645

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Illinois Group, Inc.

Dollars in millions
December 31,	2011	2010

Assets
Current assets:
Cash, including time deposits of $114 ($441 in 2010)	$400	$640
Receivables, less allowances of $38 ($40 in 2010) for losses and discounts	1,158	1,075
Inventories	1,012	946
Prepaid expenses	124	77
Total current assets	2,694	2,738
Other assets:
Equity investments	315	299
Repair parts inventories	155	147
Pension assets	116	54
Other assets	687	588
Goodwill	2,082	2,821
Total other assets	3,355	3,909
Property, plant, and equipment:
Land, at cost	269	288
Buildings and equipment, at cost:
Buildings and building equipment	1,226	1,233
Factory machinery and equipment	5,095	5,111
Transportation, office, and miscellaneous equipment	136	136
Construction in progress	173	248
	6,899	7,016
Less accumulated depreciation	4,022	3,909
Net property, plant, and equipment	2,877	3,107
Total assets	$8,926	$9,754

CONSOLIDATED BALANCE SHEETS  Owens-Illinois Group, Inc. (continued)

Millions of dollars
December 31,	2011	2010

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$330	$257
Accounts payable	1,038	878
Salaries and wages	149	160
U.S. and foreign income taxes	38	32
Other accrued liabilities	449	485
Long-term debt due within one year	76	97
Total current liabilities	2,080	1,909

Long-term debt	3,627	3,924

Deferred taxes	212	203

Pension benefits	871	576

Nonpension postretirement benefits	269	259

Other liabilities	404	381

Share owners’ equity:
Share owner’s equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding
Other contributed capital	295	507
Retained earnings	2,295	2,640
Accumulated other comprehensive loss	(1,280)	(856)

Total share owner’s equity of the Company	1,310	2,291
Noncontrolling interests	153	211
Total share owners’ equity	1,463	2,502
Total liabilites and share owners’ equity	$8,926	$9,754

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY  Owens-Illinois Group, Inc

	Share Owners’ Equity of the Company
Dollars in millions	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Share Owners’ Equity
Balance on January 1, 2009	$940	$2,216	$(1,621)	$253	$1,788
Net distribution to parent	(157)				(157)
Comprehensive income:
Net earnings		315		36	351
Foreign currency translation adjustments			229	(29)	200
Pension and other postretirement benefit adjustments, net of tax			70		70
Change in fair value of derivative instruments, net of tax			31		31
Dividends paid to noncontrolling interests on subsidiary common stock				(62)	(62)
Balance on December 31, 2009	783	2,531	(1,291)	198	2,221
Net distribution to parent	(357)				(357)
Capital contribution from OI Inc.	91				91
Comprehensive income:
Net earnings		109		42	151
Foreign currency translation adjustments			382	6	388
Pension and other postretirement benefit adjustments, net of tax			55		55
Change in fair value of derivative instruments, net of tax			(2)		(2)
Noncontrolling interests’ share of acquisition				12	12
Acquisition of noncontrolling interest	(10)			(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock				(25)	(25)
Disposal of Venezuelan operations				(14)	(14)
Balance on December 31, 2010	507	2,640	(856)	211	2,502
Net distribution to parent	(157)				(157)
Comprehensive income:
Net earnings (loss)		(345)		20	(325)
Foreign currency translation adjustments			(187)		(187)
Pension and other postretirement benefit adjustments, net of tax			(225)		(225)
Change in fair value of derivative instruments, net of tax			(3)		(3)
Acquisition of noncontrolling interest	(55)		(9)	(43)	(107)
Dividends paid to noncontrolling interests on subsidiary common stock				(35)	(35)
Balance on December 31, 2011	$295	$2,295	$(1,280)	$153	$1,463

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Illinois Group, Inc.

Dollars in millions
Years ended December 31,	2011	2010	2009

Operating activities:
Net earnings (loss)	$(325)	$151	$351
Net earnings of discontinued operations		(31)	(66)
(Gain) loss on disposal of discontinued operations	(1)	337
Non-cash charges (credits):
Depreciation	405	369	364
Amortization of intangibles and other deferred items	17	22	21
Amortization of finance fees and debt discount	32	19	10
Deferred tax expense (benefit)	(42)	(4)	43
Non-cash tax benefit			(21)
Pension expense	91	73	45
Restructuring and asset impairment	112	13	207
Charges for acquisition-related costs		26
Charge for goodwill impairment	641
Other	50	17	25
Pension contributions	(59)	(23)	(123)
Cash paid for restructuring	(39)	(61)	(65)
Change in non-current assets and liabilities	(100)	(58)	(28)
Change in components of working capital	(107)	(71)	156
Cash provided by continuing operating activities	675	779	919
Cash provided by (utilized in) discontinued operating activities	(2)	(8)	71
Total cash provided by operating activities	673	771	990
Investing activities:
Additions to property, plant, and equipment - continuing	(285)	(500)	(407)
Additions to property, plant, and equipment - discontinued		(3)	(21)
Acquisitions, net of cash acquired	(144)	(817)	(5)
Net cash proceeds related to sale of assets and other	3	6	15
Cash utilized in investing activities	(426)	(1,314)	(418)
Financing activities:
Additions to long-term debt	1,465	1,392	1,080
Repayments of long-term debt	(1,797)	(545)	(610)
Increase in short-term loans - continued	80
Decrease in short-term loans - discontinued		(39)	(85)
Increase (decrease) in short-term loans - discontinued		(2)	6
Net receipts (payments) for hedging activity	(22)	21	14
Payment of finance fees	(19)	(33)	(14)
Dividends paid to noncontrolling interests - continuing	(35)	(25)	(35)
Dividends paid to noncontrolling interests - discontinued			(27)
Net change in payable to parent		(28)	(222)
Distribution to parent	(165)	(373)	(183)
Cash provided by (utilized in) financing activities	(493)	368	(76)
Effect of exchange rate fluctuations on cash	6	3	(64)
Increase (decrease) in cash	(240)	(172)	432
Cash at beginning of year	640	812	380
Cash at end of year	400	640	812
Cash - discontinued operations			57
Cash - continuing operations	$400	$640	$755

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

Fair Value Measurements Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Generally accepted accounting principles defines a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s derivative assets and liabilities consist of natural gas forwards, and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

Derivative Instruments  The Company uses currency swaps, interest rate swaps, options, and commodity futures contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See Note 8 for additional information related to derivative instruments.

Inventory Valuation   The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market.  Other inventories are valued at the lower of average costs or market.

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

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases.

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

Income Taxes on Undistributed Earnings  The Company intends to indefinitely reinvest the undistributed earnings of foreign subsidiaries.  If the Company were to distribute these earnings to the U.S., it would be required to accrue and pay income taxes.  The Company’s plans currently do not demonstrate the need, nor does the Company intend, to distribute these earnings to the U.S. and, accordingly, has not provided for U.S. income taxes on these undistributed earnings.

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

New Accounting Standards  In June 2011, the Financial Accounting Standards Board issued guidance related to the financial statement presentation of other comprehensive income (OCI). The guidance requires that OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011.  Adoption of this guidance only impacts presentation and disclosure of OCI, with no impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued guidance related to testing goodwill for impairment.  The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative test of goodwill impairment.  This new guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  Adoption of this guidance only impacts the goodwill impairment evaluation process, with no impact on the Company’s results of operations, financial position or cash flows.

Stock Optionsand Other Stock-Based Compensation  The Company participates in OI Inc.’s five non-qualified plans, which are described more fully in Note 11.  Costs resulting from all share-based

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

payment transactions are required to be recognized in the financial statements.  A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the required service.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009

Range of expected lives of options (years)	4.75	4.75	4.75
Range of expected stock price volatilities	53.0% - 56.6%	52.4% - 53.9%	42.0%-52.0%
Weighted average expected stock price volatilities	53.2%	53.3%	46.3%
Range of risk-free interest rates	0.8% - 2.1%	1.2% - 2.5%	1.3%-2.1%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of options is determined from historical exercise and termination data.  The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

The fair value of other equity awards, consisting of restricted shares and performance vested restricted share units, is equal to the quoted market value at the time of grant.

2.  Supplemental Cash Flow Information  Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2011	2010	2009
Decrease (increase) in current assets:
Receivables	$(131)	$(60)	$(12)
Inventories	(92)	(29)	152
Prepaid expenses and other	1	9	(23)
Increase (decrease) in current liabilities:
Accounts payable	145	17	29
Accrued liabilities	(13)	(3)	(20)
Salaries and wages	(3)	(13)	20
U.S. and foreign income taxes	(14)	8	10
	$(107)	$(71)	$156

Interest paid in cash, including note repurchase premiums, aggregated $258 million for 2011, $229 million for 2010, and $195 million for 2009.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Income taxes paid (received) in cash were as follows:

	2011	2010	2009
U.S. - continuing	$1	$2	$(2)
Non-U.S. - continuing	111	123	147
Non-U.S. - discontinued operations		7	49
	$112	$132	$194

3.  Inventories  Major classes of inventory are as follows:

	2011	2010
Finished goods	$845	$786
Raw materials	120	106
Operating supplies	47	54
	$1,012	$946

If the inventories which are valued on the LIFO method had been valued at average costs, consolidated inventories would be higher than reported by $49 million and $39 million at December 31, 2011 and 2010, respectively.

Inventories which are valued at the lower of average costs or market at December 31, 2011 and 2010 were approximately $879 million and $835 million, respectively.

4. Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2011	2010	2009
For the year:
Equity in earnings:
Non-U.S.	$24	$20	$13
U.S.	42	39	40
Total	$66	$59	$53

Dividends received	$50	$62	$34

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Summarized combined financial information for equity associates is as follows:

	2011	2010
At end of year:
Current assets	$309	$271
Non-current assets	413	552
Total assets	722	823
Current liabilities	186	148
Other liabilities and deferred items	129	174
Total liabilities and deferred items	315	322
Net assets	$407	$501

	2011	2010	2009

For the year:
Net sales	$689	$731	$549

Gross profit	$215	$227	$200

Net earnings	$174	$162	$158

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

There is a difference of approximately $24 million as of December 31, 2011 for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5.  Debt  The following table summarizes the long-term debt of the Company at December 31, 2011 and 2010:

	2011	2010
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (170 million AUD)	173
Term Loan B	600
Term Loan C (116 million CAD)	114
Term Loan D (€141 million)	182
Fourth Amended and Restated Secured Credit Agreement:
Term Loan A		92
Term Loan B		190
Term Loan C		111
Term Loan D		253
Senior Notes:
6.75%, due 2014		400
6.75%, due 2014 (€225 million)		300
3.00%, Exchangeable, due 2015	624	607
7.375%, due 2016	588	585
6.875%, due 2017 (€300 million)	388	401
6.75%, due 2020 (€500 million)	647	668
Payable to OI Inc.	250	250
Other	137	164
Total long-term debt	3,703	4,021
Less amounts due within one year	76	97
Long-term debt	$3,627	$3,924

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

At December 31, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At December 31, 2011, the Company’s subsidiary borrowers had unused credit of $804 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2011 was 3.09%. As of December 31, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 226% of exchange value at December 31, 2011), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2011, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2011and 2010 are as follows:

	2011	2010
Principal amount of exchangeable notes	$690	$690
Unamortized discount on exchangeable notes	66	83
Net carrying amount of liability component	$624	$607

Carrying amount of equity component	$93	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2011and 2010 is as follows:

	2011	2010
Contractual coupon interest	$21	$14
Amortization of discount on exchangeable notes	17	10
Total interest expense	$38	$24

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2011 and 2010 is as follows:

	2011	2010
Balance (included in short-term loans)	$281	$247

Weighted average interest rate	2.41%	2.40%

The Company capitalized $1 million and $24 million in 2011 and 2010, respectively, under capital lease obligations with the related financing recorded as long-term debt.  These amounts are included in other in the long-term debt table above.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Annual maturities for all of the Company’s long-term debt through 2016 are as follows: 2012, $76 million; 2013, $129 million; 2014, $206 million; 2015, $1,134 million; and 2016 $929 million.

Fair values at December 31, 2011, of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
		Market
	Principal Amount	Price	Fair Value
Senior Notes:
3.00%, Exchangeable, due 2015	$690	92.23	$636
7.375%, due 2016	600	110.00	660
6.875%, due 2017 (€300 million)	388	101.56	394
6.75%, due 2020 (€500 million)	647	99.75	645

6.  Operating Leases  Rent expense attributable to all warehouse, office buildings and equipment operating leases was $89 million in 2011, $115 million in 2010, and $110 million in 2009.  Minimum future rentals under operating leases are as follows:  2012, $59 million; 2013, $45 million; 2014, $31 million; 2015, $19 million; 2016, $15 million; and 2017 and thereafter, $26 million.

7.  Foreign Currency Transactions  Aggregate foreign currency exchange gains (losses) included in other expense were $(6) million in 2011, $(3) million in 2010, and $(1) million in 2009.

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

The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009

Interest rate swaps	$—	$(11)
Related long-term debt		11
Proceeds recognized and amortized for terminated interest rate swaps	10	7
Net impact on interest expense	$10	$7

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.At December 31, 2011 and 2010, the Company had entered into commodity futures contracts covering approximately 5,100,000 MM BTUs and 8,900,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2011 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2011 and 2010, an unrecognized loss of $6 million and $3 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2011 and 2010 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping, and delivery) (Effective Portion)
2011	2010	2009	2011	2010	2009

$(10)	$(11)	$(24)	$(7)	$(9)	$(61)

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

The effect of the net investment hedge on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

Amount of Gain (Loss)
Recognized in OCI
2011	2010	2009

$25	$24	$(9)

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

At December 31, 2011 and 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $550million and $1.7 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010	2009

Other expense	$(11)	$18	$(8)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2011 and 2010:

	Fair Value
	Balance
	Sheet
	Location	2011	2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$13	5
Foreign exchange contracts	b		2
Foreign exchange contracts	c		1

Total derivatives not designated as hedging instruments:		13	8

Total asset derivatives		$13	$8

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$6	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	21

Total liability derivatives		$10	$24

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2009	61	13	(38)	(1,657)	(1,621)

2009 Change	229		37	133	399
Translation effect				(34)	(34)
Tax effect				(14)	(14)
Intraperiod tax allocation			(6)	(15)	(21)

Balance on December 31, 2009	290	13	(7)	(1,587)	(1,291)

2010 Change	382		(2)	60	440
Translation effect				(1)	(1)
Tax effect				(4)	(4)

Balance on December 31, 2010	672	13	(9)	(1,532)	(856)

2011 Change	(187)		(3)	(218)	(408)
Translation effect				1	1
Tax effect				(8)	(8)
Acquisition of noncontrolling interest	(9)				(9)

Balance on December 31, 2011	$476	$13	$(12)	$(1,757)	$(1,280)

Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  Exchange rate fluctuations in 2010 included the write-off of cumulative currency translation losses related to the disposal of the Venezuelan operations.  See Note 21 to the Consolidated Financial Statements for further information.

The intraperiod tax allocation in 2009 related to a non-cash tax benefit transferred to continuing operations.  See Note 10 to the Consolidated Financial Statements for further information.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

10. Income Taxes  The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2011	2010	2009
U.S.	$178	$53	$(34)
Non-U.S.	(419)	541	430

	$(241)	$594	$396

Discontinued operations	2011	2010	2009
U.S.	$—	$—	$—
Non-U.S.	(2)	(296)	110

	$(2)	$(296)	$110

The provision (benefit) for income taxes consists of the following:

	2011	2010	2009

Current:
U.S.	$(12)	$—	$—
Non-U.S.	139	141	67
	127	141	67

Deferred:
U.S.	11	(2)	(23)
Non-U.S.	(53)	(2)	66
	(42)	(4)	43

Total:
U.S.	(1)	(2)	(23)
Non-U.S.	86	139	133
Total for continuing operations	85	137	110
Total for discontinued operations	(3)	10	44
	$82	$147	$154

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2011	2010	2009
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$(84)	$208	$139

Increase (decrease) in provision for income taxes due to:

Non-U.S. income taxes	(10)	(25)	(18)
Goodwill Impairment	224
State taxes, net of federal benefit	(1)	(2)	(1)
Intraperiod tax allocation - U.S.			(21)
Tax law changes	3	1	(3)
U.S. tax consolidation benefit	(58)	(60)	(63)
Changes in valuation allowance	15	11	75
Other items	(4)	4	2
Provision for income taxes	$85	$137	$110

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive income and discontinued operations.  An exception is provided when there is aggregate pretax income from other categories and a pretax loss from continuing operations in the current year.  In such an instance, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets.  In instances where a valuation allowance is established against current year losses, income from other sources, including other comprehensive income and discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Accrued postretirement benefits	$90	$87
Foreign tax credit	338	312
Operating and capital loss carryovers	438	455
Other credit carryovers	51	48
Accrued liabilities	118	127
Pension liability	224	138
Other	70	69

Total deferred tax assets	1,329	1,236

Deferred tax liabilities:
Property, plant, and equipment	121	169
Exchangeable notes	23	28
Inventory	1	12
Other	43	80

Total deferred tax liabilities	188	289
Valuation allowance	(1,012)	(910)

Net deferred taxes	$129	$37

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2011	2010

Prepaid expenses	$48	$8
Other assets	295	232
U.S. and foreign income taxes	(2)
Deferred taxes	(212)	(203)

Net deferred taxes	$129	$37

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-U.S. jurisdictions.

At December 31, 2011, before valuation allowance, the Company had unused foreign tax credits of $338 million expiring in 2017 through 2021, research tax credit of $18 million expiring from 2013 to 2031, and alternative minimum tax credits of $29 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $110 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $328 million expiring between 2012 and 2031.

At December 31, 2011, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2011, 2010 or 2009.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at January 1	$143	$120	$90
Additions and reductions for tax positions of prior years	(15)	26	19
Additions based on tax positions related to the current year	30	5	11
Additions for tax positions of prior years on acquisitions		12
Reductions due to the lapse of the applicable statute of limitations	(8)	(1)	(2)
Reductions due to settlements	(18)	(13)
Foreign currency translation	(7)	(6)	2
Balance at December 31	$125	$143	$120

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$114	$125	$89

Accrued interest and penalties at December 31	$49	$36	$22

Interest and penalties included in tax expense for the years ended December 31	$18	$4	$10

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $70 million within the next twelve months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled.

The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Ecuador, France, Germany, Italy,  Poland, Switzerland and the UK. The years under examination range from 2001 through 2010. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2011, the Company concluded audits in several jurisdictions, including Hungary, Italy, Spain, New Zealand and the U.S.

11.  Stock Options and Other Stock Based Compensation  The Company participates in OI Inc.’s five nonqualified plans under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units:  (1) the Stock Option Plan for Key Employees of Owens-Illinois, Inc.; (2) the Stock Option Plan for Directors of Owens-Illinois, Inc.; (3) the 1997 Equity Participation Plan of Owens-Illinois, Inc.; (4) the 2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc.; and (5) the 2005 Equity Incentive Plan of Owens-Illinois, Inc. At December 31, 2011, there were 6,922,000 shares authorized and available for grants under these plans.  Total compensation cost for all grants of shares and units under all of these plans was $1 million, $11 million and $20 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The expense in 2011 and 2010 was decreased as a result of adjustments made to performance vested restricted share units due to actual and expected attainment of performance goals.

Stock Options

For options granted prior to March 22, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of the Company’s common stock or change of control, 50% of the options became exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant.  In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted.  In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary.  In general, options expire following termination of employment or the seventh anniversary of the option grant.

The fair value of options granted before March 22, 2005, was amortized ratably over five years or a shorter period if the grant became subject to accelerated exercisability provisions related to the performance of the Company’s common stock.  The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Stock option information at December 31, 2011 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2011	4,048	$20.60
Granted	548	29.68
Exercised	(340)	15.32
Forfeited or expired	(212)	21.98
Options outstanding at December 31, 2011	4,044	22.20	3.6	$13
Options vested or expected to vest at December 31, 2011	3,991	$22.20	3.6	$13
Options exercisable at December 31, 2011	2,450	$21.78	2.8	$7

Certain additional information related to stock options is as follows for the periods indicated:

	2011	2010	2009
Weighted average grant-date fair value of options granted (per share)	$13.70	$14.60	$4.23
Aggregate intrinsic value of options exercised	$4	$5	$3
Aggregate cash received from options exercised	$5	$5	$7

Restricted Shares and Restricted Share Units

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of OI Inc.’s common stock for each unit.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met.  Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.  Shares granted to directors after 2007 vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of the Company’s common stock on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares and restricted share units granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2011	536	$20.11
Granted	156	29.99
Vested	(152)	23.50
Forfeited	(29)	23.49
Nonvested at December 31, 2011	511	21.94
Awards granted during 2010		$31.30
Awards granted during 2009		$11.85

	2011	2010	2009
Total fair value of shares vested	$4	$5	$4

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 2.0 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

The fair value of each performance vested restricted share unit is equal to the product of the fair value of OI Inc.’s common stock on the date of grant and the estimated number of shares into which the performance vested restricted share unit will be converted.  The fair value of performance vested restricted share units is amortized ratably over the vesting period.  Should the estimated number of shares into which performance vested restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Performance vested restricted share unit activity is as follows:

	Number of Performance Vested Restricted Shares Units (thousands)	Weighted Average Grant- Date Fair Value (per unit)

Nonvested at January 1, 2011	1,220	$19.99
Granted	253	29.70
Forfeited/Cancelled	(194)	45.37
Nonvested at December 31, 2011	1,279	18.06
Awards granted during 2010		$31.10
Awards granted during 2009		$10.30

No shares were issued in 2011 related to performance vested restricted share units as the minimum goals were not met.

As of December 31, 2011, there was $16 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately three years.

12.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company has defined benefit pension plans covering a substantial number of employees located in the United States, the United Kingdom, The Netherlands, Canada and Australia, as well as many employees in Germany, France and Switzerland.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.  The following tables relate to the Company’s principal defined benefit pension plans.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The changes in the pension benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010

Obligations at beginning of year	$2,437	$2,307	$1,567	$1,518

Change in benefit obligations:
Service cost	25	25	24	21
Interest cost	125	131	83	79
Actuarial loss, including the effect of change in discount rates	130	147	(37)	59
Participant contributions			8	7
Benefit payments	(172)	(173)	(87)	(84)
Curtailments				(3)
Other	2		19
Foreign currency translation			(24)	(30)
Net change in benefit obligations	110	130	(14)	49
Obligations at end of year	$2,547	$2,437	$1,553	$1,567

The changes in the fair value of the pension plans’ assets for the year were as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010

Fair value at beginning of year	$2,195	$2,061	$1,279	$1,223

Change in fair value:
Actual gain on plan assets	(13)	306	80	130
Benefit payments	(172)	(173)	(87)	(84)
Employer contributions	1	1	58	22
Participant contributions			8	7
Foreign currency translation			(25)	(18)
Other			12	(1)
Net change in fair value of assets	(184)	134	46	56
Fair value at end of year	$2,011	$2,195	$1,325	$1,279

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The funded status of the pension plans at year end was as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010

Plan assets at fair value	$2,011	$2,195	$1,325	$1,279
Projected benefit obligations	2,547	2,437	1,553	1,567

Plan assets less than projected benefit obligations	(536)	(242)	(228)	(288)

Items not yet recognized in pension expense:
Actuarial loss	1,478	1,232	312	359
Prior service credit	2	(1)	(10)	(11)
	1,480	1,231	302	348
Net amount recognized	$944	$989	$74	$60

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010

Prepaid pension	$—	$—	$116	$54
Current pension liability, included with Other accrued liabilities	(3)	(2)	(6)	(6)
Pension benefits	(533)	(240)	(338)	(336)
Accumulated other comprehensive loss	1,480	1,231	302	348
Net amount recognized	$944	$989	$74	$60

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2011 and 2010 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2011	2010	2011	2010
Current year actuarial (gain) loss	$332	$30	$(28)	$8
Prior service cost due to curtailment				1
Gain due to curtailment				1
Amortization of actuarial loss	(83)	(70)	(24)	(19)
Amortization of prior service credit			1	1
	249	(40)	(51)	(8)
Translation			5	1
	$249	$(40)	$(46)	$(7)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The accumulated benefit obligation for all defined benefit pension plans was $3,859 million and $3,714 million at December 31, 2011 and 2010, respectively.

The components of the net pension expense for the year were as follows:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009
Service cost	$25	$25	$24	$24	$21	$18
Interest cost	125	131	134	83	79	82
Expected asset return	(186)	(190)	(198)	(86)	(80)	(79)
Settlement cost						9
Special termination benefits			9
Curtailment (gain) loss			2		(1)
Amortization:
Actuarial loss	83	70	39	24	19	6
Prior service credit				(1)	(1)	(1)
Net amortization	83	70	39	23	18	5
Net expense	$47	$36	$10	$44	$37	$35

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2012:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$96	$21
Prior service cost		(1)

Net amortization	$96	$20

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	U.S.		Non-U.S.
	2011	2010	2011	2010

Projected benefit obligations	$2,547	$2,437	$1,157	$1,006
Fair value of plan assets	2,011	2,195	837	687
Accumulated benefit obligation	2,457	2,332	1,065	905

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The weighted average assumptions used to determine benefit obligations were as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Discount rate	4.59%	5.24%	4.75%	5.28%
Rate of compensation increase	3.14%	4.50%	3.23%	3.49%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009

Discount rate	5.24%	5.84%	6.45%	5.28%	5.64%	5.88%
Rate of compensation increase	4.50%	5.00%	5.00%	3.49%	3.54%	2.65%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	6.44%	6.78%	6.95%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

For 2011, the Company’s weighted average expected long-term rate of return on assets was 8.00% for the U.S. plans and 6.44% for the non-U.S. plans.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2010), which was in line with the expected long-term rate of return assumption for 2011.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $2,011 and $2,195 as of December 31, 2011 and 2010, respectively, and consisted of approximately 70% equity securities and 30% debt securities. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2011:

	2011			2010			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$21	$5		$28	$1	$—
Equity securities	340	146		383	167		45 - 55%
Debt securities	645	101	5	523	90	8	40-50%
Real estate			11			11	0-10%
Other	15	36		68			0-10%
Total assets at fair value	$1,021	$288	$16	$1,002	$258	$19

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2011	2010
Beginning balance	$19	$20
Net decrease	(3)	(1)
Ending balance	$16	$19

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2011.

In order to maintain minimum funding requirements, the Company will be required to make contributions to its U.S. defined benefit pension plans in 2012, and expects full year contributions to all plans to approximate $95 million.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.

2012	$172	$86
2013	169	82
2014	169	86
2015	169	88
2016	168	88
2017 - 2021	846	464

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.  Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $8 million in 2011, $7 million in 2010, and $7 million in 2009.

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

The changes in the postretirement benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010

Obligations at beginning of year	$195	$201	$85	$88
Change in benefit obligations:
Service cost	1	1	1	1
Interest cost	10	11	4	5
Actuarial (gain) loss, including the effect of changing discount rates	4	(1)	11	(10)
Benefit payments	(16)	(17)	(4)	(3)
Foreign currency translation			(2)	4
Net change in benefit obligations	(1)	(6)	10	(3)

Obligations at end of year	$194	$195	$95	$85

The funded status of the postretirement benefit plans at year end was as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Postretirement benefit obligations	$(194)	$(195)	$(95)	$(85)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	49	50	2	(10)
Prior service credit	(11)	(14)
	38	36	2	(10)
Net amount recognized	$(156)	$(159)	$(93)	$(95)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Current nonpension postretirement benefit, included with Other accrued liabilities	$(16)	$(17)	$(4)	$(4)
Nonpension postretirement benefits	(178)	(178)	(91)	(81)
Accumulated other comprehensive loss	38	36	2	(10)
Net amount recognized	$(156)	$(159)	$(93)	$(95)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2011 and 2010 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2011	2010	2011	2010
Current year actuarial (gain) loss	$4	$—	$12	$(11)
Amortization of actuarial loss	(5)	(5)
Amortization of prior service credit	3	3
	$2	$(2)	$12	$(11)

The components of the net postretirement benefit cost for the year were as follows:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	10	11	12	4	5	4
Amortization:
Actuarial loss	5	5	4
Prior service credit	(3)	(3)	(3)
Net amortization	2	2	1	—	—	—
Net postretirement benefit cost	$13	$14	$14	$5	$6	$5

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2012:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$5	$—
Prior service credit	(3)
Net amortization	$2	$—

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009
Accumulated post retirement benefit obligation	4.47%	5.09%	5.68%	4.13%	5.02%	5.60%
Net postretirement benefit cost	5.09%	5.68%	6.40%	5.02%	5.60%	6.40%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2016	2014	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease

Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	6	(5)	14	(11)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2012	$16	$4
2013	16	4
2014	15	4
2015	15	4
2016	14	5
2017 - 2021	66	25

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2011, $6 million in 2010, and $7 million in 2009.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

13.  Other Expense  Other expense for the year ended December 31, 2011 included the following:

•                  The Company recorded charges totaling $95 million for restructuring and asset impairment.  See Note 14 for additional information.

•                  The Company recorded charges totaling $17 million for asset impairment, primarily due to the write down of asset values related to a 2010 acquisition in China as a result of integration challenges.  The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

•                  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment.  See Note 18 for additional information.

Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

•                  The Company recorded charges of $12 million for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million for acquisition-related restructuring, transaction and financing costs.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Other expense for the year ended December 31, 2009 included the following:

•                  During the fourth quarter of 2009, the Company recorded charges of $18 million for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

•                  The Company recorded charges totaling $207 million for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

14.  Restructuring Accruals  Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The Company concluded its global review in 2010 and recorded total cumulative charges of $402 million.  The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs during the period.  Amounts recorded by the Company do not include any future gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company is currently implementing a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in Australia and other actions in China.  As part of this plan, the Company recorded charges of $37 million for employee costs and asset impairments in 2011 as it closed a furnace in Australia and plans to close an additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations. The Company also recorded charges of $8 million in 2011 for employee costs related to a plant closing in China, driven by the urban encroachment around this plant and the decision to relocate the existing business to other facilities in China.

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  These restructuring actions taken by the Company are not related to the strategic review of manufacturing operations or the Asia Pacific restructuring plan discussed above.  As part of this continuing review of its manufacturing footprint, the Company recorded charges of $24 million for employee costs and asset impairments related to a decision to close a furnace in Europe.  In addition, the Company recorded $13 million of restructuring charges in 2011 related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

The Company acquired VDL in 2011 (see Note 20).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Selected information related to the restructuring accruals is as follows:

	Strategic Footprint Review
	Employee Costs	Other	Total	Asia Pacific	Other Actions	Total

Balance at January 1, 2009	$47	$17	$64	$—	$27	$91
2009 charges	110	97	207			207
Write-down of assets to net realizable value		(79)	(79)			(79)
Net cash paid, principally severance and related benefits	(57)	(8)	(65)			(65)
Other, including foreign exchange translation	(7)	(1)	(8)			(8)
Balance at December 31, 2009	93	26	119	—	27	146
2010 charges	(4)	17	13			13
Write-down of assets to net realizable value		(3)	(3)			(3)
Net cash paid, principally severance and related benefits	(47)	(14)	(61)			(61)
Other, including foreign exchange translation	(15)	(1)	(16)			(16)
Balance at December 31, 2010	27	25	52	—	27	79
2011 charges	(5)	(1)	(6)	46	55	95
Write-down of assets to net realizable value		(1)	(1)	(8)	(31)	(40)
Net cash paid, principally severance and related benefits	(5)	(4)	(9)	(21)	(9)	(39)
Acquisition					11	11
Other, including foreign exchange translation	1		1		(4)	(3)
Balance at December 31, 2011	$18	$19	$37	$17	$49	$103

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

15.  Additional Interest Charges from Early Extinguishment of Debt  During 2011, the Company recorded additional interest charges of $25 million for note repurchase premiums and the related write-off of unamortized finance fees. During 2010, the Company recorded additional interest charges of $9 million for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.  During 2009, the Company recorded additional interest charges of $5 million for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

16.  Contingencies  OI Inc. is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos dust.  From 1948 to 1958, one of OI Inc.’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  OI Inc. exited the pipe and block insulation

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

business in April 1958.  The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seeks compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2011	2010	2009
Pending at beginning of year	5,900	6,900	11,500
Disposed	4,500	4,200	10,700
Filed	3,200	3,200	6,100
Pending at end of year	4,600	5,900	6,900

Based on an analysis of the lawsuits pending as of December 31, 2011, approximately 71% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 27% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of December 31, 2011 there are approximately 400 claims against other defendants which are likely to be asserted sometime in the future against OI Inc. These claims are not included in the pending “lawsuits and claims” totals set forth above.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2011, has disposed of the asbestos claims of approximately 387,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,100.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $18 million at December 31, 2011 ($26 million at December 31, 2010) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that OI Inc. otherwise would have received.  These developments generally have had the effect of increasing OI Inc.’s per-claim average indemnity payment.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.0 billion through 2011, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment.

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

On March 11, 2011, OI Inc. received a verdict in an asbestos case in which conspiracy claims had been asserted against them. Of the total nearly $90 million awarded by the jury against the four defendants in the case, almost $10 million in compensatory damages were assessed against all four defendants, and $40 million in punitive damages were assessed against OI Inc..

OI Inc. continues to deny the conspiracy allegations in this case and will vigorously challenge this verdict, if necessary, in the appellate courts, and, therefore, has made no change to its asbestos-related liability as of December 31, 2011.  While OI Inc. cannot predict the ultimate outcome of this lawsuit, the Company and other conspiracy defendants have successfully challenged jury verdicts in similar cases.

OI Inc.’s reported results of operations for 2011 were materially affected by the $165 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s and OI Inc.’s cost of borrowing and the ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related payments and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

Financial information regarding the Company’s reportable segments is as follows:

	2011	2010	2009
Net Sales:
Europe	$3,052	$2,746	$2,918
North America	1,929	1,879	2,074
South America	1,226	975	689
Asia Pacific	1,059	996	925

Reportable segment totals	7,266	6,596	6,606
Other	92	37	46
Net sales	$7,358	$6,633	$6,652

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2011	2010	2009
Segment Operating Profit:
Europe	$325	$324	$333
North America	236	275	282
South America	250	224	145
Asia Pacific	83	141	131
Reportable segment totals	894	964	891

Items excluded from Segment Operating Profit:
Retained corporate costs and other	(79)	(89)	(67)
Restructuring and asset impairment	(112)	(13)	(207)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(32)
Charge for currency remeasurement			(18)
Charge for goodwill impairment	(641)
Interest income	11	13	18
Interest expense	(314)	(249)	(222)
Earnings (loss) from continuing operations before income taxes	$(241)	$594	$395

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

					Reportable	Retained
		North	South	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals

Total assets (1):
2011	$3,588	$1,971	$1,682	$1,379	$8,620	$306	$8,926
2010	3,618	1,961	1,680	2,047	9,306	448	9,754
2009	3,852	1,900	729	1,683	8,164	563	8,727
Equity Investments:
2011	$59	$27	$—	$181	$267	$48	$315
2010	53	17	5	179	254	45	299
2009	48	19	1		68	46	114
Equity earnings:
2011	$21	$9	$—	$3	$33	$33	$66
2010	19	15		1	35	24	59
2009	13	14			27	26	53
Capital expenditures (2):
2011	$127	$60	$50	$37	$274	$11	$285
2010
Continuing	151	156	96	85	488	12	500
Discontinued						3	3
2009
Continuing	170	103	46	81	400	7	407
Discontinued						21	21
Depreciation and amortization expense:
2011	$168	$123	$73	$81	$445	$9	$454
2010
Continuing	172	107	50	70	399	11	410
Discontinued						3	3
2009
Continuing	179	99	39	67	384	11	395
Discontinued						11	11

(1)    Retained Corporate Costs and Other includes assets of discontinued operations.

(2)    Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s net property, plant, and equipment by geographic segment are as follows:

	United
	States	Non-U.S.	Total

2011	$667	$2,210	$2,877
2010	703	2,404	3,107
2009	639	2,072	2,711

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2011	$1,776	$5,582	$7,358
2010	1,676	4,957	6,633
2009	1,878	4,774	6,652

Operations in individual countries outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2011 — 10%, 2010 — 11%, 2009 — 10%), France (2011 — 13%, 2010 — 13%, 2009 — 13%) and Australia (2011 — 10%, 2010 — 11%, 2009 — 9%).

18.  Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2010 and 2011 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2009	$717	$1,051	$434	$—	$5	$2,207
Translation effects	19	30	125			174
Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	743	1,009	677	387	5	2,821
Acquisitions		8				8
Impairment charge			(641)			(641)
Translation effects	(3)	(34)	(36)	(33)		(106)
Balance as of December 31, 2011	$740	$983	$—	$354	$5	$2,082

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million, $494 million and $494 million as of December 31, 2011, 2010 and 2009, respectively.

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

19.  Other Assets  Other assets consisted of the following at December 31, 2011 and 2010:

	2011	2010

Deferred tax asset	$295	$232
Capitalized software	104	78
Deferred returnable packaging costs	80	73
Deferred finance fees	51	50
Intangibles	34	29
Other	123	126
	$687	$588

The increase in capitalized software in 2011 was due to additional costs incurred as part of the Company’s phased implementation of a global Enterprise Resource Planning (ERP) software system.  This phased implementation commenced in North America in the first quarter of 2012.

20.  Business Combinations  On August 1, 2011, the Company completed the acquisition of Verrerie du Languedoc SAS (“VDL”), a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestle Waters’ Perrier bottling facility and has a long-standing supply relationship with Nestle Waters.

On May 31, 2011, the Company acquired the noncontrolling interest in its southern Brazil operations for approximately $140 million.

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

The liabilities assumed include accruals for uncertain tax positions and other tax contingencies.  The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies.  Accordingly, the Company recognized a receivable from the sellers related to these contingencies.

Goodwill largely consisted of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and included intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil’s northeastern region.  Goodwill is not deductible for federal income tax purposes.

On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd.  The acquisition, located in Hebei Province of northern China, manufactures glass containers predominantly for China’s domestic beer market.

On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China.  Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

In the second quarter of 2010, the Company formed a joint venture with Berli Jucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser & Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  The acquisition was

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

completed on July 16, 2010.  The Company is recognizing its interest in the joint venture using the equity method of accounting.

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

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for all years presented as discontinued operations.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009

Net sales	$129	$415
Manufacturing, shipping, and delivery	(86)	(266)
Gross profit	43	149

Selling and administrative expense	(5)	(13)
Research, development, and engineering expense		(1)
Interest income		11
Other expense	3	(36)

Earnings from discontinued operations before income taxes	41	110
Provision for income taxes	(10)	(44)
Earnings from discontinued operations	31	66
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52

The loss on disposal of discontinued operations of $331 million for the year ended December 31, 2010 included charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

22.  Financial Information for Subsidiary Guarantors and Non-Guarantors   The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the Senior Notes (3.00% Exchangeable Senior Notes due 2015, and 7.375% Senior Notes due 2016) of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	December 31, 2011
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$120	$(14)	$1,052	$—	$1,158
Inventories		143		869		1,012
Other current assets		3	33	488		524

Total current assets	—	266	19	2,409	—	2,694

Investments in and advances to subsidiaries	1,560	2,788	18		(4,366)	—

Goodwill		561	8	1,513		2,082

Other non-current assets		148	83	1,041	1	1,273

Total other assets	1,560	3,497	109	2,554	(4,365)	3,355

Property, plant and equipment, net		626	45	2,206		2,877

Total assets	$1,560	$4,389	$173	$7,169	$(4,365)	$8,926

Current liabilities :
Accounts payable and accrued liabilities		$358	$19	$1,310	$(13)	$1,674
Short-term loans and long-term debt due within one year		15	1	390		406

Total current liabilities	—	373	20	1,700	(13)	2,080

Long-term debt	250	1,797	15	1,565		3,627
Other non-current liabilities		45	753	958		1,756
Investments by and advances from parent		2,174	(615)	2,793	(4,352)	—
Total share owner’s equity of the Company	1,310					1,310
Noncontrolling interests				153		153

Total liabilities and share owners’ equity	$1,560	$4,389	$173	$7,169	$(4,365)	$8,926

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	December 31, 2010
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$81	$(127)	$1,121	$—	$1,075
Inventories		124		822		946
Other current assets		38	221	458		717

Total current assets	—	243	94	2,401	—	2,738

Investments in and advances to subsidiaries	2,541	3,506	102		(6,149)	—

Goodwill		561	10	2,251	(1)	2,821

Other non-current assets		148	69	870	1	1,088

Total other assets	2,541	4,215	181	3,121	(6,149)	3,909

Property, plant and equipment, net		664	42	2,399	2	3,107

Total assets	$2,541	$5,122	$317	$7,921	$(6,147)	$9,754

Current liabilities :
Accounts payable and accrued liabilities	$—	$310	$(4)	$1,248	$1	$1,555
Short-term loans and long-term debt due within one year			1	353		354

Total current liabilities	—	310	(3)	1,601	1	1,909

Long-term debt	250	2,082	16	1,577	(1)	3,924
Other non-current liabilities		75	419	927	(2)	1,419
Investments by and advances from parent		2,655	(115)	3,605	(6,145)	—
Total share owner’s equity of the Company	2,291					2,291
Noncontrolling interests				211		211

Total liabilities and share owners’ equity	$2,541	$5,122	$317	$7,921	$(6,147)	$9,754

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2011
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,837	$3	$5,521	$(3)	$7,358
Manufacturing, shipping, and delivery		(1,559)	(5)	(4,419)	4	(5,979)

Gross profit	—	278	(2)	1,102	1	1,379

Research, engineering, selling, administrative, and other		(120)	(77)	(1,213)		(1,410)
Net intercompany interest	20	(20)				—
Other interest expense	(20)	(145)	(1)	(148)		(314)
Interest income				11		11
Equity earnings from subsidiaries	(345)	(474)			819	—
Other equity earnings		9		57		66
Other revenue		216	1	(190)		27

Earnings (loss) from continuing operations before income taxes	(345)	(256)	(79)	(381)	820	(241)
Provision for income taxes		(1)	2	(86)		(85)
Earnings (loss) from continuing operations	(345)	(257)	(77)	(467)	820	(326)
Gain on disposal of discontinued operations			3	(2)		1

Net earnings (loss)	(345)	(257)	(74)	(469)	820	(325)
Net earnings attributable to noncontrolling interests				(20)		(20)

Net earnings (loss) attributable to the Company	$(345)	$(257)	$(74)	$(489)	$820	$(345)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,779	$3	$4,861	$(10)	$6,633
Manufacturing, shipping, and delivery		(1,479)	(6)	(3,809)	11	(5,283)

Gross profit	—	300	(3)	1,052	1	1,350

Research, engineering, selling, administrative, and other		(127)	(86)	(398)		(611)
Net intercompany interest	21	(70)	(7)	56		—
Interest expense	(21)	(145)		(83)		(249)
Interest income				13		13
Equity earnings from subsidiaries	109	188			(297)	—
Other equity earnings		15		44		59
Other revenue		88	9	(65)	—	32

Earnings (loss) from continuing operations before income taxes	109	249	(87)	619	(296)	594
Provision for income taxes		(1)	(3)	(133)		(137)
Earnings (loss) from continuing operations	109	248	(90)	486	(296)	457
Earnings from discontinued operations				31		31
Loss on disposal of discontinued operations				(337)		(337)

Net earnings (loss)	109	248	(90)	180	(296)	151
Net earnings attributable to noncontrolling interests				(42)		(42)

Net earnings (loss) attributable to the Company	$109	$248	$(90)	$138	$(296)	$109

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2009
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,929	$4	$4,727	$(8)	$6,652
Manufacturing, shipping, and delivery		(1,598)	(2)	(3,727)	10	(5,317)

Gross profit	—	331	2	1,000	2	1,335

Research, engineering, selling, administrative, and other		(247)	(84)	(482)		(813)
Net intercompany interest	39	(114)	(3)	78		—
Other interest expense	(39)	(108)	(1)	(74)		(222)
Interest income				18		18
Equity earnings from subsidiaries	315	486			(801)	—
Other equity earnings		14		39		53
Other revenue		68	2	(46)		24

Earnings (loss) from continuing operations before income taxes	315	430	(84)	533	(799)	395
Provision for income taxes		(3)	20	(127)		(110)
Earnings (loss) from continuing operations	315	427	(64)	406	(799)	285
Earnings from discontinued operations				66		66

Net earnings (loss)	315	427	(64)	472	(799)	351
Net earnings attributable to noncontrolling interests				(36)		(36)

Net earnings (loss) attributable to the Company	$315	$427	$(64)	$436	$(799)	$315

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2011
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) continuing operating activities	$—	$289	$(4)	$319	$71	$675
Cash used in discontinued operating activities				(2)		(2)
Investing Activities:
Additions to property, plant, and equipment- continuing		(38)	(5)	(242)		(285)
Acquisition, net of cash acquired		(8)		(136)		(144)
Proceeds from sales and other				3		3

Cash provided by (used in) investing activities	—	(46)	(5)	(375)	—	(426)
Financing Activities:
Net distribution to OI Inc.	(165)					(165)
Change in intercompany transactions	165	86	(199)	17	(69)	—
Change in short term debt - continuing				80		80
Payments of long term debt		(1,262)	(1)	(534)		(1,797)
Borrowings of long term debt		933		534	(2)	1,465
Net payments for debt-related hedging activity				(22)		(22)
Noncontrolling dividends				(35)		(35)
Payment of finance fees				(19)		(19)

Cash provided by (used in) financing activities	—	(243)	(200)	21	(71)	(493)
Effect of exchange rate change on cash				6		6

Net change in cash	—	—	(209)	(31)	—	(240)
Cash at beginning of period			230	410		640
Cash at end of period	$—	$—	$21	$379	$—	$400

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (used in) continuing operating activities	$—	$661	$(605)	$731	$(8)	$779
Cash used in discontinued operating activities				(8)		(8)
Investing Activities:
Additions to property, plant, and equipment- continuing		(138)	(4)	(358)		(500)
Additions to property, plant, and equipment- discontinued				(3)		(3)
Acquisition, net of cash acquired				(817)		(817)
Proceeds from sales and other		1		5		6

Cash provided by (used in) investing activities	—	(137)	(4)	(1,173)	—	(1,314)
Financing Activities:
Net distribution to OI Inc.	(401)					(401)
Change in intercompany transactions	401	(747)	556	(218)	8	—
Change in short term debt - continuing				(39)		(39)
Change in short term debt - discontinued				(2)		(2)
Payments of long term debt		(450)	(1)	(94)		(545)
Borrowings of long term debt		694		698		1,392
Net payments for debt-related hedging activity				21		21
Noncontrolling dividends				(25)		(25)
Payment of finance fees		(21)		(12)		(33)

Cash provided by (used in) financing activities	—	(524)	555	329	8	368
Effect of exchange rate change on cash				3		3

Net change in cash	—	—	(54)	(118)	—	(172)
Cash at beginning of period			284	528		812
Cash at end of period	$—	$—	$230	$410	$—	$640

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

Selected Quarterly Financial Data (unaudited) The following tables present selected financial data by quarter for the years ended December 31, 2011 and 2010:

	2011
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,719	$1,959	$1,862	$1,818	$7,358
Gross profit	$333	$355	$387	$304	$1,379
Earnings (loss) from continuing operations attributable to the Company (a)	$73	$71	$119	$(609)	$(346)
Earnings (loss) from discontinued operations attributable to the Company	(1)	2	(3)	3	1
Net earnings (loss) attributable to the Company	$72	$73	$116	$(606)	$(345)

(a)                   Amount for first quarter included charges of $8 million ($6 million after tax amount attributable to the Company) for restructuring.

Amount for the second quarter includedcharges totaling $29 million ($27 million after tax amount attributable to the Company) for the following: (1) $25 million ($24 million after tax amount attributable to the Company) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (2) $4 million ($3 million after tax amount attributable to the Company) for restructuring.

Amount for the third quarter included charges totaling $29 million ($20 million after tax amount attributable to the Company) for restructuring and asset impairment.

Amount for the fourth quarter included net charges totaling $712 million ($703 million after tax amount attributable to the Company) for the following: (1) $71 million ($63 million after tax amount attributable to the Company) for restructuring and asset impairment;and (2) $641 million ($640 million after tax amount attributable to the Company) for goodwill impairment.

Amount for the fourth quarter included a tax benefit of $15 million for certain tax adjustments.

	2010
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,546	$1,670	$1,689	$1,728	$6,633
Gross profit	$299	$383	$360	$308	$1,350
Earnings from continuing operations attributable to the Company (b)	$82	$132	$127	$79	$420
Earnings from discontinued operations attributable to the Company	3	9	12		24
Loss on disposal of discontinued operations attributable to the Company				(335)	(335)
Net earnings (loss) attributable to the Company	$85	$141	$139	$(256)	$109

(b)           Amount for the second quarter included charges totaling $8 million (pretax and after tax amount attributable to the Company) for restructuring and asset impairment.

Amount for the third quarter included charges totaling $11 million ($9 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments and transaction costs.

Amount for the fourth quarter included charges totaling $26 million ($21 million after tax amount attributable to the Company) for the following: $5 million ($3 million after tax amount attributable to the Company) for restructuring and asset impairment; and $21 million ($18 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs.

Amount for the fourth quarter included $24 million tax benefit related to the reversal of deferred tax valuation allowances and $8 million non-cash tax benefit transferred from other income categories.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.  There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of a global Enterprise Resource Planning software system and believes it is maintaining and monitoring appropriate internal controls during the implementation period.  The Company believes that the internal control environment will be enhanced as a result of implementation.The phased implementation commenced in North America in the first quarter of 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Owens-Illinois Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 9, 2012

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2012 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Page

(i) Registrant

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets at December 31, 2011 and 2010	52-53

For the years ended December 31, 2011, 2010, and 2009

Consolidated Results of Operations	50
Consolidated Comprehensive Income	51
Consolidated Share Owners’ Equity	54
Consolidated Cash Flows	55

Notes to the Consolidated Financial Statements	56

Exhibit Index	115

Schedule Page
Financial Statement Schedule

For the years ended December 31, 2011, 2010, and 2009:

II - Valuation and Qualifying Accounts (Consolidated)	S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	120

EXHIBIT INDEX

S-K Item 601 No.		Document

3.1	—	Certificate of Incorporation of OII Group, Inc., dated as of March 10, 1987 (filed as Exhibit 3.95 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).
3.2	—

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

4.6	—

Indenture, dated as of May 12, 2009, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 12, 2009, File No. 33-13061, and incorporated herein by reference).

4.7	—

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

Form of Registration Rights Agreement, dated as of May 7, 2010, by and among Owens-Brockway Glass Container Inc., Owens-Illinois, Inc. and the Initial Purchasers named therein (filed as Exhibit 10.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 7, 2010, File No. 33-13061, and incorporated herein by reference).

4.9	—

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

4.10	—

Credit Agreement, dated as of May 19, 2011, by and among the Borrowers named therein, Owens-Illinois General, Inc., as Borrower’s agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.11	—

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

4.12	—

Third Amended and Restated Pledge Agreement, dated as of May 19, 2011, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank Trust Company Americas, as Collateral Agent (as defined therein) and any other parties thereto (filed as exhibit 4.3 to Owens-Illinois Group, Inc.’s Form 8-K dated May 19, 2011, File No. 33-13061, and incorporated herein by reference).

4.13	—

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

Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.25 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

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

Form of Restricted Stock Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.28 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.29*	—

Form of Performance Share Unit Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.29 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.30*	—

Amended and restated letter agreement between Owens-Illinois, Inc. and Albert P.L. Stroucken (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 8-K dated October 26, 2011, File No. 1-9576, and incorporated herein by reference).

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

Financial statements from the annual report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                 Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)             Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2011 and 2010, and the related results of operations, comprehensive income,share owners’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009.

2)             Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2011 and 2010, and the related results of operations, comprehensive income,share owners’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Toledo, Ohio
February 9, 2012

CONSOLIDATED RESULTS OF OPERATIONS Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2011	2010	2009
Net sales	$7,358	$6,633	$6,652
Manufacturing, shipping and delivery	(5,982)	(5,285)	(5,325)
Gross profit	1,376	1,348	1,327

Selling and administrative expense	(484)	(422)	(415)
Research, development and engineering expense	(71)	(62)	(58)
Equity earnings	66	59	53
Interest income	11	31	2
Interest expense	(294)	(215)	(181)
Other expense	(777)	(31)	(247)
Other income	26	23	49

Earnings (loss) from continuing operations before income taxes	(147)	731	530
Provision for income taxes	(87)	(135)	(133)

Earnings (loss) from continuing operations	(234)	596	397
Earnings from discontinued operations		31	66
Loss on disposal of discontinued operations	(2)	(337)

Net earnings (loss)	(236)	290	463
Net earnings attributable to noncontrolling interests	(20)	(42)	(36)
Net earnings (loss) attributable to the Company	$(256)	$248	$427

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(254)	$559	$375
Earnings from discontinued operations		24	52
Loss on disposal of discontinued operations	(2)	(335)
Net earnings (loss)	$(256)	$248	$427

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$20	$37	$22
Earnings from discontinued operations		7	14
Loss on disposal of discontinued operations		(2)
Net earnings	$20	$42	$36

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED COMPREHENSIVE INCOME   Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2011	2010	2009

Net earnings (loss)	$(236)	$290	$463
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(187)	388	200
Pension and other postretirement benefit adjustments	25	12	(10)
Change in fair value of derivative instruments	(3)	(2)	37
Other comprehensive income (loss)	(165)	398	227
Total comprehensive income (loss)	(401)	688	690
Comprehensive income attributable to noncontrolling interests	(20)	(48)	(7)
Comprehensive income (loss) attributable to the Company	$(421)	$640	$683

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Packaging, Inc.

Dollars in millions
December 31,	2011	2010

Assets
Current assets:
Cash, including time deposits of $114 ($227 in 2010)	$378	$410
Receivables including amount from related parties of $5 ($4 in 2010), less allowances of $37 ($39 in 2010) for losses and discounts	1,165	1,072
Inventories	1,012	946
Prepaid expenses	112	85

Total current assets	2,667	2,513
Other assets:
Equity investments	315	299
Repair parts inventories	155	147
Pension assets	116	54
Other assets	599	517
Goodwill	2,082	2,821

Total other assets	3,267	3,838
Property, plant, and equipment:
Land, at cost	264	283
Buildings and equipment, at cost:
Buildings and building equipment	1,183	1,191
Factory machinery and equipment	5,089	5,105
Transportation, office, and miscellaneous equipment	113	118
Construction in progress	171	245
	6,820	6,942
Less accumulated depreciation	3,984	3,876
Net property, plant, and equipment	2,836	3,066

Total assets	$8,770	$9,417

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Packaging, Inc.  (continued)

Dollars in millions
December 31,	2011	2010

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$330	$257
Accounts payable including amount to related parties of $15 ($12 in 2010)	1,024	857
Salaries and wages	149	153
U.S. and foreign income taxes	106	99
Other accrued liabilities	395	415
Long-term debt due within one year	75	96

Total current liabilities	2,079	1,877

External long-term debt	3,362	3,659

Deferred taxes	212	297

Pension benefits	338	336

Nonpension postretirement benefits	91	81

Other liabilities	362	301

Share owners’ equity:
Investment by and advances from Parent	1,908	2,216
Accumulated other comprehensive income	265	439
Total share owner’s equity of the Company	2,173	2,655
Noncontrolling interests	153	211
Total share owners’ equity	2,326	2,866

Total liabilities and share owners’ equity	$8,770	$9,417

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY  Owens-Brockway Packaging, Inc.

	Share Owner’s Equity of the Company
Dollars in millions	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2009	$2,799	$(209)	$253	$2,843
Net intercompany transactions	(801)			(801)
Comprehensive income:
Net earnings	427		36	463
Foreign currency translation adjustments		229	(29)	200
Pension and other postretirement benefit adjustments, net of tax		(10)		(10)
Change in fair value of derivative instruments, net of tax		37		37
Dividends paid to noncontrolling interests on subsidiary common stock			(62)	(62)
Balance on December 31, 2009	2,425	47	198	2,670
Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	248		42	290
Foreign currency translation adjustments		382	6	388
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests’ share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations			(14)	(14)
Balance on December 31, 2010	2,216	439	211	2,866
Net intercompany transactions	3			3
Comprehensive income:
Net earnings (loss)	(256)		20	(236)
Foreign currency translation adjustments		(187)		(187)
Pension and other postretirement benefit adjustments, net of tax		25		25
Change in fair value of derivative instruments, net of tax		(3)		(3)
Acquisition of noncontrolling interests	(55)	(9)	(43)	(107)
Dividends paid to noncontrolling interests on subsidiary common stock			(35)	(35)
Balance on December 31, 2011	$1,908	$265	$153	$2,326

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS  Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2011	2010	2009
Operating activities:
Net earnings (loss)	$(236)	$290	$463
Earnings from discontinued operations		(31)	(66)
Loss on disposal of discontinued operations	2	337
Non-cash charges (credits):
Depreciation	401	366	360
Amortization of intangibles and other deferred items	14	17	16
Amortization of finance fees and debt discount	32	20	10
Deferred tax expense (benefit)	(44)	(6)	64
Restructuring and asset impairment	111	13	207
Charge for acquisition-related costs		26
Charge for goodwill impairment	641
Other	(11)	101	19
Cash paid for restructuring activities	(39)	(61)	(65)
Change in non-current assets and liabilities	(96)	(32)	(121)
Change in components of working capital	(64)	(44)	136
Cash provided by continuing operating activities	711	996	1,023
Cash provided by (utilized in) discontinued operating activities	(2)	(8)	71
Total cash provided by operating activities	709	988	1,094
Investing activities:
Additions to property, plant, and equipment - continuing	(280)	(496)	(405)
Additions to property, plant, and equipment - discontinued		(3)	(21)
Acquisitions, net of cash acquired	(144)	(817)	(5)
Net cash proceeds related to sale of assets and other	3	6	15
Cash utilized in investing activities	(421)	(1,310)	(416)
Financing activities:
Additions to long-term debt	1,465	1,392	1,080
Repayments of long-term debt	(1,796)	(545)	(610)
Decrease in short-term loans - continuing	80	(39)	(85)
Increase (decrease) in short-term loans - discontinued		(2)	6
Net receipts from (distribution to) parent	1	(567)	(808)
Net receipts (payments) for hedging activity	(22)	19	14
Payment of finance fees	(19)	(33)	(14)
Dividends paid to noncontrolling interests - continuing	(35)	(25)	(35)
Dividends paid to noncontrolling interests - discontinued			(27)
Cash provided by (utilized in) financing activities	(326)	200	(479)
Effect of exchange rate fluctuations on cash	6	3	(68)
Increase (decrease) in cash	(32)	(119)	131
Cash at beginning of year	410	529	398
Cash at end of year	378	410	529
Cash - discontinued operations			57
Cash - continuing operations	$378	$410	$472

See accompanying Notes to Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

12.         Significant Accounting Policies

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

Relationship with Owens-Illinois Group, Inc.and Owens-Illinois, Inc.   The Company is a wholly-owned subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and an indirect subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

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

The Company’s derivative assets and liabilities consist of natural gas forwards and foreign exchange option and forward contracts.  The Company uses an income approach to valuing these contracts.  Interest rate yield curves, natural gas forward rates, and foreign exchange rates are the significant inputs into the valuation models.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.  The Company also evaluates counterparty risk in determining fair values.

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

Inventory Valuation   The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market.  Other inventories are valued at the lower of average costs or market.

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

Property, Plant, and Equipment   Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative.  Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Income Taxes on Undistributed Earnings The Company intends to indefinitely reinvest the undistributed earnings of foreign subsidiaries.  If the Company were to distribute these earnings to the U.S., it would be required to accrue and pay income taxes.  The Company’s plans currently do not demonstrate the need, nor does the Company intend, to distribute these earnings to the U.S. and, accordingly, has not provided for U.S. income taxes on these undistributed earnings.

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

New Accounting Standards  In June 2011, the Financial Accounting Standards Board issued guidance related to the financial statement presentation of other comprehensive income (OCI). The guidance requires that OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011.  Adoption of this guidance only impacts presentation and disclosure of OCI, with no impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued guidance related to testing goodwill for impairment.  The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative test of goodwill impairment.  This new guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011.  Adoption of this guidance only impacts the goodwill impairment evaluation process, with no impact on the Company’s results of operations, financial position or cash flows.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

Stock Options

For options granted prior to March 22, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options became exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant. In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted.  In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary.  In general, options expire following termination of employment or the seventh anniversary of the option grant.

The fair value of options granted before March 22, 2005, was amortized ratably over five years or a shorter period if the grant became subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock.  The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted Shares and Restricted Share Units

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of OI Inc.’s common stock for each unit.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met.  Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.  Shares granted to directors after 2007 vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of OI Inc.’s common stock on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares and restricted share units granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 2.0 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

The fair value of each performance vested restricted share unit is equal to the product of the fair value of OI Inc.’s common stock on the date of grant and the estimated number of shares into which the performance vested restricted share unit will be converted.  The fair value of performance vested restricted share units is amortized ratably over the vesting period.  Should the estimated number of shares into which the performance vested restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

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

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2011	2010	2009

Decrease (increase) in current assets:
Receivables	$(138)	$(61)	$(8)
Inventories	(90)	(29)	152
Prepaid expenses	(30)	32	(48)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	185	69	67
Salaries and wages	2	(9)	14
U.S. and foreign income taxes	7	(46)	(41)

	$(64)	$(44)	$136

Interest paid in cash, including note repurchase premiums, aggregated $237 million for 2011, $228 million for 2010, and $158 million for 2009.

Income taxes paid in cash were as follows:

	2011	2010	2009
U.S. - continuing	$1	$5	$4
Non-U.S. - continuing	111	123	147
Non-U.S. - discontinued operations		7	49
	$112	$135	$200

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

3.  Inventories  Major classes of inventory are as follows:

	2011	2010
Finished goods	$845	$786
Raw materials	120	106
Operating supplies	47	54
	$1,012	$946

If the inventories which are valued on the LIFO method had been valued at average costs, consolidated inventories would be higher than reported by $49 million and $39 million at December 31, 2011 and 2010, respectively.

Inventories which are valued at the lower of average costs or market at December 31, 2011 and 2010 were approximately $879 million and $835 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2011	2010	2009

For the year:
Equity in earnings:
Non-U.S.	$24	$20	$13
U.S.	42	39	40

Total	$66	$59	$53
Dividends received	$50	$62	$34

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Summarized combined financial information for equity associates is as follows (unaudited):

	2011	2010
At end of year:
Current assets	$309	$271
Non-current assets	413	552
Total assets	722	823
Current liabilities	186	148
Other liabilities and deferred items	129	174
Total liabilities and deferred items	315	322
Net assets	$407	$501

	2011	2010	2009

For the year:
Net sales	$689	$731	$549

Gross profit	$215	$227	$200

Net earnings	$174	$162	$158

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

There is a difference of approximately $24 million as of December 31, 2011 for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5.  External Debt  The following table summarizes the external long-term debt of the Company at December 31, 2011 and 2010:

	2011	2010
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (170 million AUD)	173
Term Loan B	600
Term Loan C (116 million CAD)	114
Term Loan D (€141 million)	182
Fourth Amended and Restated Secured Credit Agreement:
Term Loan A		92
Term Loan B		190
Term Loan C		111
Term Loan D		253
Senior Notes:
6.75%, due 2014		400
6.75%, due 2014 (€225 million)		300
3.00%, Exchangeable, due 2015	624	607
7.375%, due 2016	588	585
6.875%, due 2017 (€300 million)	388	401
6.75%, due 2020 (€500 million)	647	668
Other	121	148
Total long-term debt	3,437	3,755
Less amounts due within one year	75	96
Long-term debt	$3,362	$3,659

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

At December 31, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At December 31, 2011, the Company’s subsidiary borrowers had unused credit of $804 million available under the Agreement.

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

Owens-Brockway Packaging, Inc.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2011 was 3.09%. As of December 31, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 226% of exchange value at December 31, 2011), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2011, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2011 and 2010 are as follows:

	2011	2010
Principal amount of exchangeable notes	$690	$690
Unamortized discount on exchangeable notes	66	83
Net carrying amount of liability component	$624	$607

Carrying amount of equity component	$93	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2011and 2010 is as follows:

	2011	2010
Contractual coupon interest	$21	$14
Amortization of discount on exchangeable notes	17	10
Total interest expense	$38	$24

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2011 and 2010 is as follows:

	2011	2010

Balance (included in short-term loans)	$281	$247

Weighted average interest rate	2.41%	2.40%

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company capitalized $1 million and $24 million in 2011 and 2010, respectively, under capital lease obligations with the related financing recorded as long-term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2016 are as follows:  2012, $75 million; 2013, $128 million; 2014, $205 million; 2015, $1,132 million; and 2016 $927 million.

Fair values at December 31, 2011, of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
		Market
	Principal Amount	Price	Fair Value

Senior Notes:
3.00%, Exchangeable, due 2015	$690	92.23	$636
7.375%, due 2016	600	110.00	660
6.875%, due 2017 (€300 million)	388	101.56	394
6.75%, due 2020 (€500 million)	647	99.75	645

6. Guarantees of Debt  OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $279 at December 31, 2011.

7.  Operating Leases  Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $84 million in 2011, $109 million in 2010, and $107 million in 2009.  Minimum future rentals under operating leases are as follows:  2012, $54 million; 2013, $41 million; 2014, $28 million; 2015, $17 million; 2016, $12 million; and 2017 and thereafter, $16 million.

8.  Foreign Currency Transactions  Aggregate foreign currency exchange gains (losses) included in other expense were $(6) million for 2011, $$(3) million for 2010, $(1) million in 2009.

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

Owens-Brockway Packaging, Inc.

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

The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009

Interest rate swaps	$—	$(11)
Related long-term debt		11
Proceeds recognized and amortized for terminated interest rate swaps	10	7

Net impact on interest expense	$10	$7

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.At December 31, 2011 and 2010, the Company had entered into commodity futures contracts covering approximately 5,100,000 MM BTUs and 8,900,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2011 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2011 and 2010, an unrecognized loss of $6 million and $3 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2011 and 2010 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2011	2010	2009	2011	2010	2009

$(10)	$(11)	$(24)	$(7)	$(9)	$(61)

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The effect of the net investment hedge on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

Amount of Gain (Loss)
Recognized in OCI
2011	2010	2009

$25	$24	$(9)

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

At December 31, 2011 and 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $550 million and $1.7 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010	2009

Other expense	$(11)	$18	$(8)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2011 and 2010:

	Fair Value
	Balance
	Sheet
	Location	2011	2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$13	$5
Foreign exchange contracts	b		2
Foreign exchange contracts	c		1

Total derivatives not designated as hedging instruments:		13	8

Total asset derivatives		$13	$8

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$6	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	21

Total liability derivatives		$10	$24

Owens-Brockway Packaging, Inc.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on Dec. 31, 2008	$61	$13	$(38)	$(245)	$(209)

2009 Change	229		37	32	298
Translation effect				(34)	(34)
Tax effect				(8)	(8)

Balance on Dec. 31, 2009	290	13	(1)	(255)	47

2010 Change	382		(2)	17	397
Translation effect				(1)	(1)
Tax effect				(4)	(4)

Balance on Dec. 31, 2010	672	13	(3)	(243)	439

2011 Change	(187)		(3)	32	(158)
Translation effect				1	1
Tax effect				(8)	(8)
Acquisition of noncontrolling interest	(9)				(9)

Balance on Dec. 31, 2011	$476	$13	$(6)	$(218)	$265

Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  Exchange rate fluctuations in 2010 included the write-off of cumulative currency translation losses related to the disposal of the Venezuelan operations.  See Note 22 to the Consolidated Financial Statements for further information.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11.  Income Taxes  The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2011	2010	2009

U.S.	$272	$190	$100
Non-U.S.	(419)	541	430

	$(147)	$731	$530

Discontinued operations	2010	2010	2009

U.S.	$—	$—	$—
Non-U.S.	(2)	(296)	110

	$(2)	$(296)	$110

The provision (benefit) for income taxes consists of the following:

	2011	2010	2009

Current:
U.S.	$(8)	$—	$2
Non-U.S.	139	141	67

	131	141	69

Deferred:
U.S.	9	(4)	(2)
Non-U.S.	(53)	(2)	66

	(44)	(6)	64

Total:
U.S.	1	(4)	—
Non-U.S.	86	139	133

Total for continuing operations	87	135	133
Total for discontinued operations		10	44
	$87	$145	$177

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2011	2010	2009
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$(52)	$256	$186

Increase (decrease) in provision for income taxes due to:

Non-U.S. income taxes	(10)	(25)	(18)
Goodwill impairment	224
State taxes, net of federal benefit	1	(3)	(2)
Tax law changes	3	1	(1)
U.S. tax consolidation benefit	(58)	(60)	(63)
Changes in valuation allowance	(23)	(34)	30
Other items	2		1
Provision for income taxes	$87	$135	$133

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Accrued postretirement benefits	$24	$22
Foreign tax credit	338	312
Operating and capital loss carryovers	320	314
Other credit carryovers	31	26
Accrued liabilities	90	94
Pension liability	38	54
Other	50	36
Total deferred tax assets	891	858

Deferred tax liabilities:
Property, plant and equipment	114	162
Exchangeable notes	23	28
Inventory	1	12
Other	50	75

Total deferred tax liabilities	188	277
Valuation allowance	(577)	(636)

Net deferred taxes	$126	$(55)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2011	2010

Prepaid expenses	$44	$21
Other assets	296	221
U.S. and foreign income taxes	(2)
Deferred taxes	(212)	(297)

Net deferred taxes	$126	$(55)

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

During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-U.S. jurisdictions.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

At December 31, 2011, before valuation allowance, the Company had unused foreign tax credits of $338 million expiring in 2017 through 2021, research tax credit of $18 million expiring from 2013 to 2031, and alternative minimum tax credits of $9 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $110 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $210 million expiring between 2012 and 2031.

At December 31, 2011, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2011, 2010 or 2009.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company is included in OI Inc.’s consolidated tax returns for US federal and certain state income tax purposes.  The consolidated group has net operating losses, capital losses, alternative minimum tax credits, foreign tax credits and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at January 1	$143	$120	$90
Additions and reductions for tax positions of prior years	(15)	26	19
Additions based on tax positions related to the current year	30	5	11
Additions for tax positions of prior years on acquisitions		12
Reductions due to the lapse of the applicable statute of limitations	(8)	(1)	(2)
Reductions due to settlements	(18)	(13)
Foreign currency translation	(7)	(6)	2
Balance at December 31	$125	$143	$120

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$114	$125	$89

Accrued interest and penalties at December 31	$49	$36	$22

Interest and penalties included in tax expense for the years ended December 31	$18	$4	$10

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from our current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $70 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Ecuador, France, Germany, Italy,  Poland, Switzerland and the UK. The years under examination range from 2001 through 2010. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2011, the Company concluded audits in several jurisdictions,including Hungary, Italy, Spain, New Zealand and the U.S.

12.  Related Party Transactions  Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans.  A substantial number of the options, restricted share units and performance vested restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock-based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2011	2010	2009

Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$5	$14	$14
Corporate management fee	104	88	71
Trademark royalties			19
Total expenses	$109	$102	$104

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2011	2010	2009

Cost of sales	$1	$1	$1
Selling, general, and adminstrative expenses	108	101	103
Total expenses	$109	$102	$104

13.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits (expense) to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $(37) million in 2011, $(30) million in 2010 and $4 million in 2009.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.  Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $7 million in 2011, $6 million in 2010 and $6 million in 2009.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company has defined benefit pension plans covering a substantial number of employees located in the United States, the United Kingdom, The Netherlands, Canada and Australia, as well as many employees in Germany, France and Switzerland.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.

The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2011	2010
Obligations at beginning of year	$1,567	$1,518

Change in benefit obligations:
Service cost	24	21
Interest cost	83	79
Actuarial loss, including the effect of change in discount rates	(37)	59
Participant contributions	8	7
Benefit payments	(87)	(84)
Curtailments		(3)
Other	19
Foreign currency translation	(24)	(30)

Net change in benefit obligations	(14)	49

Obligations at end of year	$1,553	$1,567

The changes in the fair value of the non-U.S. pension plans’ assets for the year were as follows:

	2011	2010
Fair value at beginning of year	$1,279	$1,223

Change in fair value:
Actual gain on plan assets	80	130
Benefit payments	(87)	(84)
Employer contributions	58	22
Participant contributions	8	7
Foreign currency translation	(25)	(18)
Other	12	(1)

Net change in fair value of assets	46	56

Fair value at end of year	$1,325	$1,279

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The funded status of the non-U.S.pension plans at year end was as follows:

	2011	2010

Plan assets at fair value	$1,325	$1,279
Projected benefit obligations	1,553	1,567

Plan assets less than projected benefit obligations	(228)	(288)

Items not yet recognized in pension expense:
Actuarial loss	312	359
Prior service credit	(10)	(11)

	302	348
Net amount recognized	$74	$60

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2011	2010

Pension assets	$116	$54
Current pension liability, included with Other accrued liabilities	(6)	(6)
Pension benefits	(338)	(336)
Accumulated other comprehensive loss	302	348

Net amount recognized	$74	$60

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2011 and 2010 as follows (amounts are pretax):

	2011	2010
Current year actuarial (gain) loss	$(28)	$8
Prior service cost due to curtailment		1
Gain due to curtailment		1
Amortization of actuarial loss	(24)	(19)
Amortization of prior service credit	1	1

	(51)	(8)
Translation	5	1
	$(46)	$(7)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The accumulated benefit obligation for all defined benefit pension plans was $1,402 million and $1,383 million at December 31, 2011 and 2010, respectively.

The components of the non-U.S. pension plans’ net pension expense were as follows:

	2011	2010	2009
Service cost	$24	$21	$18
Interest cost	83	79	82
Expected asset return	(86)	(80)	(79)
Settlement cost			9
Curtailment (gain) loss		(1)
Amortization:
Actuarial loss	24	19	6
Prior service credit	(1)	(1)	(1)
Net amortization	23	18	5
Net expense	$44	$37	$35

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2012:

Amortization:
Actuarial loss	$21
Prior service cost	(1)

Net amortization	$20

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2011	2010

Projected benefit obligations	$1,157	$1,006
Fair value of plan assets	837	687
Accumulated benefit obligation	1,065	905

The weighted average assumptions used to determine benefit obligations were as follows:

	2011	2010
Discount rate	4.75%	5.28%
Rate of compensation increase	3.23%	3.49%

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2011	2010	2009

Discount rate	5.28%	5.64%	5.88%
Rate of compensation increase	3.49%	3.54%	2.65%
Expected long-term rate of return on assets	6.44%	6.78%	6.95%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

For 2011, the Company’s weighted average expected long-term rate of return on assets was 6.44% .  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2010), which was in line with the expected long-term rate of return assumption for 2011.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets of the Company’s non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2011 and 2010:

	2011			2010			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$21	$5	$—	$28	$1	$—
Equity securities	340	146		383	167		45 - 55%
Debt securities	645	101	5	523	90	8	40-50%
Real estate			11			11	0-10%
Other	15	36		68			0-10%
Total assets at fair value	$1,021	$288	$16	$1,002	$258	$19

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2011	2010
Beginning balance	$19	$20
Net decrease	(3)	(1)
Ending balance	$16	$19

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2011.

Based on exchange rates at the end of 2011, the Company expects to contribute approximately $55 million to its non-U.S. defined benefit pension plans in 2012.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2012	$86
2013	82
2014	86
2015	88
2016	88
2017 - 2021	464

Postretirement Benefits Other Than Pensions

OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada and The Netherlands.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $6 million, $7 million, and $7 million at December 31, 2011, 2010, and 2009, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plans in Canada and the Netherlands.

The changes in the postretirement benefit obligations for the year were as follows:

	2011	2010

Obligations at beginning of year	$85	$88
Change in benefit obligations:
Service cost	1	1
Interest cost	4	5
Actuarial (gain) loss, including the effect of changing discount rates	11	(10)
Benefit payments	(4)	(3)
Foreign currency translation	(2)	4
Net change in benefit obligations	10	(3)

Obligations at end of year	$95	$85

The funded status of the postretirement benefit plans at year end was as follows:

	2011	2010
Postretirement benefit obligations	$(95)	$(85)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	2	(10)
Net amount recognized	$(93)	$(95)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2010	2010
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(91)	(81)
Accumulated other comprehensive loss	2	(10)
Net amount recognized	$(93)	$(95)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2011 and 2010 as follows (amounts are pretax):

	2011	2010
Current year actuarial (gain) loss	$12	$(11)

The components of the net postretirement benefit cost for the year were as follows:

	2011	2010	2009
Service cost	$1	$1	$1
Interest cost	4	5	4
Net postretirement benefit cost	$5	$6	$5

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2011	2010	2009
Accumulated post retirement benefit obligation	4.13%	5.02%	5.60%
Net postretirement benefit cost	5.02%	5.60%	6.40%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2011	2010
Health care cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	14	(11)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2012	$4
2013	4
2014	4
2015	4
2016	5
2017 - 2021	25

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2011, $6 million in 2010, and $7 million in 2009.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

14.  Other Expense  Other expense for the year ended December 31, 2011 included the following:

•                  The Company recorded charges totaling $94 million for restructuring and asset impairment.  See Note 15 for additional information.

•                  The Company recorded charges totaling $17 million for asset impairment, primarily due to the write down of asset values related to a 2010 acquisition in China as a result of integration challenges. The Company wrote downthe value of these assets to the extent their carrying amounts exceeded fair value.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

•                  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment.  See Note 19 for additional information.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

•                  The Company recorded charges of $12 million for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million for acquisition-related restructuring, transaction and financing costs.

Other expense for the year ended December 31, 2009included the following:

•                  During the fourth quarter of 2009, the Company recorded charges of $18 million for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

•                  The Company recorded charges totaling $207 million for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 15 for additional information.

15.  Restructuring Accruals  Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The Company concluded its global review in 2010 and recorded total cumulative charges of$402 million.  The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any future gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company is currently implementing a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in Australia and other actions in China.  As part of this plan, the Company recorded charges of $37 million for employee costs and asset impairments in 2011 as it closed a furnace in Australia and plans to close an additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations. The Company also recorded charges of $8 million in 2011 for employee costs related to a plant closing in China, driven by the urban encroachment around this plant and the decision to relocate the existing business to other facilities in China.

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  These restructuring actions taken by the Company are not related to the strategic review of manufacturing operations or the Asia Pacific restructuring plan discussed above.  As part of this continuing review of its manufacturing footprint, the Company recorded charges of $24 million for employee costs and asset impairments related to a decision to close a furnace in Europe.  In addition, the Company recorded $12 million of restructuring charges in

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

2011 related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

The Company acquired VDL in 2011 (see Note 21).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

Selected information related to the restructuring accruals is as follows:

	Strategic Footprint Review
	Employee Costs	Other	Total	Asia Pacific	Other Actions	Total

Balance at January 1, 2009	$47	$17	$64	$—	$27	$91
2009 charges	110	97	207			207
Write-down of assets to net realizable value		(79)	(79)			(79)
Net cash paid, principally severance and related benefits	(57)	(8)	(65)			(65)
Other, including foreign exchange translation	(7)	(1)	(8)			(8)
Balance at December 31, 2009	93	26	119	—	27	146
2010 charges	(4)	17	13			13
Write-down of assets to net realizable value		(3)	(3)			(3)
Net cash paid, principally severance and related benefits	(47)	(14)	(61)			(61)
Other, including foreign exchange translation	(15)	(1)	(16)			(16)
Balance at December 31, 2010	27	25	52	—	27	79
2011 charges	(5)	(1)	(6)	46	54	94
Write-down of assets to net realizable value		(1)	(1)	(8)	(31)	(40)
Net cash paid, principally severance and related benefits	(5)	(4)	(9)	(21)	(9)	(39)
Acquisition					11	11
Other, including foreign exchange translation	1		1		(4)	(3)
Balance at December 31, 2011	$18	$19	$37	$17	$48	$102

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

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

Financial information regarding the Company’s reportable segments is as follows:

	2011	2010	2009
Net Sales:
Europe	$3,052	$2,746	$2,918
North America	1,929	1,879	2,074
South America	1,226	975	689
Asia Pacific	1,059	996	925

Reportable segment totals	7,266	6,596	6,606
Other	92	37	46
Net sales	$7,358	$6,633	$6,652

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2011	2010	2009
Segment Operating Profit:

Europe	$325	$324	$333
North America	236	275	282
South America	250	224	145
Asia Pacific	83	141	131
Reportable segment totals	894	964	891

Items excluded from Segment Operating Profit:
Other	(6)	(16)	43
Restructuring and asset impairment	(111)	(13)	(207)
Charge for currency remeasurement			(18)
Acquisition-related costs		(20)
Charge for goodwill impairment	(641)
Interest income	11	31	2
Interest expense	(294)	(215)	(181)
Earnings (loss) from continuing operations before income taxes	$(147)	$731	$530

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

					Reportable
		North	South	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets (1):
2011	$3,588	$1,964	$1,682	$1,379	$8,613	$157	$8,770
2010	3,618	1,951	1,680	2,047	9,296	121	9,417
2009	3,852	1,890	729	1,683	8,154	227	8,381
Equity investments:
2011	$59	$27	$—	$181	$267	$48	$315
2010	53	17	5	179	254	45	299
2009	48	19	1		68	46	114
Equity earnings:
2011	$21	$9	$—	$3	$33	$33	$66
2010	19	15		1	35	24	59
2009	13	14			27	26	53
Capital expenditures (2):
2011	$127	$60	$50	$37	$274	$6	$280
2010
Continuing	151	156	96	85	488	8	496
Discontinued						3	3
2009
Continuing	170	103	46	81	400	5	405
Discontinued						21	21
Depreciation and amortization expense:
2011	$168	$123	$73	$81	$445	$2	$447
2010
Continuing	172	107	50	70	399	4	403
Discontinued						3	3
2009
Continuing	179	99	39	67	384	2	386
Discontinued						11	11

(1)           Other includes assets of discontinued operations.

(2)           Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s net property, plant, and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2011	$626	$2,210	$2,836
2010	662	2,404	3,066
2009	601	2,072	2,673

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2011	$1,776	$5,582	$7,358
2010	1,676	4,957	6,633
2009	1,878	4,774	6,652

Operations in individual countries outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2011 — 10%, 2010 — 11%, 2009 — 10%), France (2011 — 13%, 2010 — 13%, 2009 — 13%) and Australia (2011 — 10%, 2010 — 11%, 2009 — 9%).

18.  Additional Interest Charges from Early Extinguishment of Debt  During 2011, the Company recorded additional interest charges of $25 million for note repurchase premiums and the related write-off of unamortized finance fees. During 2010, the Company recorded additional interest charges of $9 million for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.  During 2009, the Company recorded additional interest charges of $5 million for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

19.  Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2010 and 2011 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2009	$717	$1,051	$434	$—	$5	$2,207
Translation effects	19	30	125			174
Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	743	1,009	677	387	5	2,821
Acquisitions		8				8
Impairment charge			(641)			(641)
Translation effects	(3)	(34)	(36)	(33)		(106)
Balance as of December 31, 2011	$740	$983	$—	$354	$5	$2,082

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million, $494 million and $494 million as of December 31, 2011, 2010 and 2009, respectively.

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

20.  Other Assets  Other assets consisted of the following at December 31, 2011 and 2010:

	2011	2010

Deferred tax asset	$296	$221
Intangibles	33	30
Capitalized software	32	35
Deferred finance fees	49	49
Deferred returnable packaging costs	80	73
Other	109	109
	$599	$517

21.  Business Combinations  On August 1, 2011, the Company completed the acquisition of Verrerie du Languedoc SAS(“VDL”), a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestle Waters’ Perrier bottling facility and has a long-standing supply relationship with Nestle Waters.

On May 31, 2011, the Company acquired the noncontrolling interest in its southern Brazil operations for approximately $140 million.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The liabilities assumed include accruals for uncertain tax positions and other tax contingencies.  The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies.  Accordingly, the Company recognized a receivable from the sellers related to these contingencies.

Goodwill largely consisted of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and included intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil’s northeastern region.  Goodwill is not deductible for federal income tax purposes.

On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd.  The acquisition, located in HebeiProvince of northern China, manufactures glass containers predominantly for China’s domestic beer market.

On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a glass container manufacturer located in the Pearl River Delta region of GuangdongProvince in China.  Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

In the second quarter of 2010, the Company formed a joint venture with BerliJucker Public Company Limited (“BJC”) of Thailand in order to expand the Company’s presence in China and Southeast Asia.  The joint venture entered into an agreement to purchase the operations of Malaya Glass from Fraser &Neave Holdings Bhd.  Malaya Glass produces glass containers for the beer, non-alcoholic beverage and food markets, with plants located in China, Thailand, Malaysia and Vietnam.  The acquisition was completed on July 16, 2010.  The Company is recognizing its interest in the joint venture using the equity method of accounting.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Bank’s International Centre for Settlement of Investment Disputes.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for all years presented as discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009

Net sales	$129	$415
Manufacturing, shipping, and delivery	(86)	(266)
Gross profit	43	149

Selling and administrative expense	(5)	(13)
Research, development, and engineering expense		(1)
Interest income		11
Other expense	3	(36)

Earnings from discontinued operations before income taxes	41	110
Provision for income taxes	(10)	(44)
Earnings from discontinued operations	31	66
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52

The loss on disposal of discontinued operations of $337 million for the year ended December 31, 2010 included charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Toledo, Ohio
February 9, 2012

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2011	2010	2009

Net sales	$7,358	$6,633	$6,652
Manufacturing, shipping and delivery	(5,982)	(5,285)	(5,325)
Gross profit	1,376	1,348	1,327

Selling and administrative expense	(484)	(422)	(415)
Research, development and engineering expense	(71)	(62)	(58)
Equity earnings	66	59	53
Interest income	11	31	2
Interest expense	(294)	(215)	(181)
Other expense	(777)	(31)	(247)
Other income	26	23	49

Earnings (loss) from continuing operations before income taxes	(147)	731	530
Provision for income taxes	(87)	(135)	(133)

Earnings (loss) from continuing operations	(234)	596	397
Earnings from discontinued operations		31	66
Loss on disposal of discontinued operations	(2)	(337)

Net earnings (loss)	(236)	290	463

Net earnings attributable to noncontrolling interests	(20)	(42)	(36)

Net earnings (loss) attributable to the Company	$(256)	$248	$427

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(254)	$559	$375
Earnings from discontinued operations		24	52
Loss on disposal of discontinued operations	(2)	(335)
Net earnings (loss)	$(256)	$248	$427

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$20	$37	$22
Earnings from discontinued operations		7	14
Loss on disposal of discontinued operations		(2)
Net earnings	$20	$42	$36

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED COMPREHENSIVE INCOME   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2011	2010	2009

Net earnings (loss)	$(236)	$290	$463
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(187)	388	200
Pension and other postretirement benefit adjustments	25	12	(10)
Change in fair value of derivative instruments	(3)	(2)	37
Other comprehensive income (loss)	(165)	398	227
Total comprehensive income (loss)	(401)	688	690
Comprehensive income attributable to noncontrolling interests	(20)	(48)	(7)
Comprehensive income (loss) attributable to the Company	$(421)	$640	$683

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.

Dollars in millions

December 31,	2011	2010

Assets
Current assets:
Cash, including time deposits of $114 ($227 in 2010)	$378	$410
Receivables including amount from related parties of $5 ($4 in 2010), less allowances of $37 ($39 in 2010) for losses and discounts	1,165	1,072
Inventories	1,012	946
Prepaid expenses	112	85

Total current assets	2,667	2,513
Other assets:
Equity investments	315	299
Repair parts inventories	155	147
Pension assets	116	54
Other assets	599	517
Goodwill	2,082	2,821

Total other assets	3,267	3,838
Property, plant, and equipment:
Land, at cost	264	283
Buildings and equipment, at cost:
Buildings and building equipment	1,183	1,191
Factory machinery and equipment	5,089	5,105
Transportation, office, and miscellaneous equipment	113	118
Construction in progress	171	245
	6,820	6,942
Less accumulated depreciation	3,984	3,876
Net property, plant, and equipment	2,836	3,066

Total assets	$8,770	$9,417

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Brockway Glass Container Inc.  (continued)

Dollars in millions

December 31,	2011	2010

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$330	$257
Accounts payable including amount to related parties of $15 ($12 in 2010)	1,024	857
Salaries and wages	149	153
U.S. and foreign income taxes	106	99
Other accrued liabilities	395	415
Long-term debt due within one year	75	96

Total current liabilities	2,079	1,877

External long-term debt	3,362	3,659

Deferred taxes	212	297

Pension benefits	338	336

Nonpension postretirement benefits	91	81

Other liabilities	362	301

Share owners’ equity:
Investment by and advances from Parent	1,908	2,216
Accumulated other comprehensive income	265	439
Total share owner’s equity of the Company	2,173	2,655
Noncontrolling interests	153	211
Total share owners’ equity	2,326	2,866

Total liabilities and share owners’ equity	$8,770	$9,417

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY   Owens-Brockway Glass Container Inc.

Dollars in millions

	Share Owner’s Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2009	$2,799	$(209)	$253	$2,843
Net intercompany transactions	(801)			(801)
Comprehensive income:
Net earnings	427		36	463
Foreign currency translation adjustments		229	(29)	200
Pension and other postretirement benefit adjustments, net of tax		(10)		(10)
Change in fair value of derivative instruments, net of tax		37		37
Dividends paid to noncontrolling interests on subsidiary common stock			(62)	(62)
Balance on December 31, 2009	2,425	47	198	2,670
Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	248		42	290
Foreign currency translation adjustments		382	6	388
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests’ share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations			(14)	(14)
Balance on December 31, 2010	2,216	439	211	2,866
Net intercompany transactions	3			3
Comprehensive income:
Net earnings (loss)	(256)		20	(236)
Foreign currency translation adjustments		(187)		(187)
Pension and other postretirement benefit adjustments, net of tax		25		25
Change in fair value of derivative instruments, net of tax		(3)		(3)
Acquisition of noncontrolling interests	(55)	(9)	(43)	(107)
Dividends paid to noncontrolling interests on subsidiary common stock			(35)	(35)
Balance on December 31, 2011	$1,908	$265	$153	$2,326

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2011	2010	2009
Operating activities:
Net earnings (loss)	$(236)	$290	$463
Earnings from discontinued operations		(31)	(66)
Loss on disposal of discontinued operations	2	337
Non-cash charges (credits):
Depreciation	401	366	360
Amortization of intangibles and other deferred items	14	17	16
Amortization of finance fees and debt discount	32	20	10
Deferred tax expense (benefit)	(44)	(6)	64
Restructuring and asset impairment	111	13	207
Charge for acquisition-related costs		26
Charge for goodwill impairment	641
Other	(11)	101	19
Cash paid for restructuring activities	(39)	(61)	(65)
Change in non-current assets and liabilities	(96)	(32)	(121)
Change in components of working capital	(64)	(44)	136
Cash provided by continuing operating activities	711	996	1,023
Cash provided by (utilized in) discontinued operating activities	(2)	(8)	71
Total cash provided by operating activities	709	988	1,094
Investing activities:
Additions to property, plant, and equipment - continuing	(280)	(496)	(405)
Additions to property, plant, and equipment - discontinued		(3)	(21)
Acquisitions, net of cash acquired	(144)	(817)	(5)
Net cash proceeds related to sale of assets and other	3	6	15
Cash utilized in investing activities	(421)	(1,310)	(416)
Financing activities:
Additions to long-term debt	1,465	1,392	1,080
Repayments of long-term debt	(1,796)	(545)	(610)
Decrease in short-term loans - continuing	80	(39)	(85)
Increase (decrease) in short-term loans - discontinued		(2)	6
Net receipts from (distribution to) parent	1	(567)	(808)
Net receipts (payments) for hedging activity	(22)	19	14
Payment of finance fees	(19)	(33)	(14)
Dividends paid to noncontrolling interests - continuing	(35)	(25)	(35)
Dividends paid to noncontrolling interests - discontinued			(27)
Cash provided by (utilized in) financing activities	(326)	200	(479)
Effect of exchange rate fluctuations on cash	6	3	(68)
Increase (decrease) in cash	(32)	(119)	131
Cash at beginning of year	410	529	398
Cash at end of year	378	410	529
Cash - discontinued operations			57
Cash - continuing operations	$378	$410	$472

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

12.       Significant Accounting Policies

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

Level 2:   Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

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

Inventory Valuation  The Company values most U.S. inventories at the lower of last-in, first-out (LIFO) cost or market.  Other inventories are valued at the lower of average costs or market.

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

Property, Plant, and Equipment  Property, plant, and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

melting furnaces and forming machines) depreciated over 7 to 15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative.  Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

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

Income Taxes on Undistributed Earnings  The Company intends to indefinitely reinvest the undistributed earnings of foreign subsidiaries.  If the Company were to distribute these earnings to the U.S., it would be required to accrue and pay income taxes.  The Company’s plans currently do not demonstrate the need, nor does the Company intend, to distribute these earnings to the U.S. and, accordingly, has not provided for U.S. income taxes on these undistributed earnings.

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

New Accounting Standards  In June 2011, the Financial Accounting Standards Board issued guidance related to the financial statement presentation of other comprehensive income (OCI). The guidance requires that OCI be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011.  Adoption of this guidance only impacts presentation and disclosure of OCI, with no impact on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued guidance related to testing goodwill for impairment.  The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative test of goodwill impairment.  This new guidance is effective for annual and interim

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

goodwill impairment test performed for fiscal years beginning after December 15, 2011.  Adoption of this guidance only impacts the goodwill impairment evaluation process, with no impact on the Company’s results of operations, financial position or cash flows.

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation  The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

Stock Options

For options granted prior to March 22, 2005, no options may be exercised in whole or in part during the first year after the date granted. In general, subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock or change of control, 50% of the options became exercisable on the fifth anniversary of the date of the option grant, with the remaining 50% becoming exercisable on the sixth anniversary date of the option grant.  In general, options expire following termination of employment or the day after the tenth anniversary date of the option grant.

For options granted after March 21, 2005, no options may be exercised in whole or in part during the first year after the date granted.  In general, subject to change in control, these options become exercisable 25% per year beginning on the first anniversary.  In general, options expire following termination of employment or the seventh anniversary of the option grant.

The fair value of options granted before March 22, 2005, was amortized ratably over five years or a shorter period if the grant became subject to accelerated exercisability provisions related to the performance of OI Inc.’s common stock.  The fair value of options granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Restricted Shares and Restricted Share Units

Shares granted to employees prior to March 22, 2005, generally vest after three years or upon retirement, whichever is later.  Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of OI Inc.’s common stock for each unit.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met.  Shares granted to directors prior to 2008 were immediately vested but may not be sold until the third anniversary of the share grant or the end of the director’s then current term on the board, whichever is later.  Shares granted to directors after 2007 vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of OI Inc.’s common stock on the date of the grant.  The fair value of restricted shares granted before March 22, 2005, is amortized ratably over the vesting period.  The fair value of restricted shares and restricted share units granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units receive 0.5 to 2.0 shares of OI Inc.’s common stock for each

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

The fair value of each performance vested restricted share unit is equal to the product of the fair value of OI Inc.’s common stock on the date of grant and the estimated number of shares into which the performance vested restricted share unit will be converted.  The fair value of performance vested restricted share units is amortized ratably over the vesting period.  Should the estimated number of shares into which the performance vested restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

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

2.  Supplemental Cash Flow Information Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2011	2010	2009

Decrease (increase) in current assets:
Receivables	$(138)	$(61)	$(8)
Inventories	(90)	(29)	152
Prepaid expenses	(30)	32	(48)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	185	69	67
Salaries and wages	2	(9)	14
U.S. and foreign income taxes	7	(46)	(41)

	$(64)	$(44)	$136

Interest paid in cash, including note repurchase premiums, aggregated $237 million for 2011, $228 million for 2010, and $158 million for 2009.

Income taxes paid in cash were as follows:

	2011	2010	2009
U.S. - continuing	$1	$5	$4
Non-U.S. - continuing	111	123	147
Non-U.S. - discontinued operations		7	49
	$112	$135	$200

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

3.  Inventories  Major classes of inventory are as follows:

	2011	2010
Finished goods	$845	$786
Raw materials	120	106
Operating supplies	47	54
	$1,012	$946

If the inventories which are valued on the LIFO method had been valued at average costs, consolidated inventories would be higher than reported by $49 million and $39million at December 31, 2011 and 2010, respectively.

Inventories which are valued at the lower of average costs or market at December 31, 2011 and 2010 were approximately $879 million and $835 million, respectively.

4.  Equity Investments  Summarized information pertaining to the Company’s equity associates follows:

	2011	2010	2009

For the year:
Equity in earnings:
Non-U.S.	$24	$20	$13
U.S.	42	39	40

Total	$66	$59	$53
Dividends received	$50	$62	$34

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

Summarized combined financial information for equity associates is as follows (unaudited):

	2011	2010
At end of year:
Current assets	$309	$271
Non-current assets	413	552
Total assets	722	823
Current liabilities	186	148
Other liabilities and deferred items	129	174
Total liabilities and deferred items	315	322
Net assets	$407	$501

	2011	2010	2009

For the year:
Net sales	$689	$731	$549

Gross profit	$215	$227	$200

Net earnings	$174	$162	$158

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

There is a difference of approximately $24 million as of December 31, 2011 for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

5.  External Debt  The following table summarizes the external long-term debt of the Company at December 31, 2011 and 2010:

	2011	2010
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (170 million AUD)	173
Term Loan B	600
Term Loan C (116 million CAD)	114
Term Loan D (€141 million)	182
Fourth Amended and Restated Secured Credit Agreement:
Term Loan A		92
Term Loan B		190
Term Loan C		111
Term Loan D		253
Senior Notes:
6.75%, due 2014		400
6.75%, due 2014 (€225 million)		300
3.00%, Exchangeable, due 2015	624	607
7.375%, due 2016	588	585
6.875%, due 2017 (€300 million)	388	401
6.75%, due 2020 (€500 million)	647	668
Other	121	148
Total long-term debt	3,437	3,755
Less amounts due within one year	75	96
Long-term debt	$3,362	$3,659

On May 19, 2011, the Company and its subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the previous credit agreement and the U.S. dollar-denominated 6.75% senior notes due 2014.  On June 7, 2011, the Company also redeemed the Euro-denominated 6.75% senior notes due 2014.  The Company recorded $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

At December 31, 2011, the Agreement included a $900 million revolving credit facility, a 170 million Australian dollar term loan, a $600 million term loan, a 116 million Canadian dollar term loan, and a €141 million term loan, each of which has a final maturity date of May 19, 2016.  At December 31, 2011, the Company’s subsidiary borrowers had unused credit of $804 million available under the Agreement.

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

Owens-Brockway Glass Container Inc.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2011 was 3.09%. As of December 31, 2011, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 226% of exchange value at December 31, 2011), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2011, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2011 and 2010 are as follows:

	2011	2010
Principal amount of exchangeable notes	$690	$690
Unamortized discount on exchangeable notes	66	83
Net carrying amount of liability component	$624	$607

Carrying amount of equity component	$93	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes. The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Contractual coupon interest	$21	$14
Amortization of discount on exchangeable notes	17	10
Total interest expense	$38	$24

The Company has a €280 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2011 and 2010 is as follows:

	2011	2010

Balance (included in short-term loans)	$281	$247

Weighted average interest rate	2.41%	2.40%

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The Company capitalized $1 million and $24 million in 2011 and 2010, respectively, under capital lease obligations with the related financing recorded as long-term debt.  These amounts are included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2016 are as follows:  2012, $75 million; 2013, $128 million; 2014, $205 million; 2015, $1,132 million; and 2016 $927 million.

Fair values at December 31, 2011, of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
		Market
	Principal Amount	Price	Fair Value
Senior Notes:
3.00%, Exchangeable, due 2015	$690	92.23	$636
7.375%, due 2016	600	110.00	660
6.875%, due 2017 (€300 million)	388	101.56	394
6.75%, due 2020 (€500 million)	647	99.75	645

6.  Operating Leases  Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $84 million in 2011, $109 million in 2010, and $107 million in 2009.  Minimum future rentals under operating leases are as follows:  2012, $54 million; 2013, $41 million; 2014, $28 million; 2015, $17 million; 2016, $12 million; and 2017 and thereafter, $16 million.

7.  Foreign Currency Transactions  Aggregate foreign currency exchange gains (losses) included in other expense were $(6) million for 2011, $$(3) million for 2010, $(1) million in 2009.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

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

During the second quarter of 2009, the Company’s interest rate swaps related to the $450 million senior notes due 2013 were terminated.  The Company received proceeds of $12 million which were recorded as an adjustment to debt and were to be recognized as a reduction to interest expense over the remaining life of the senior notes due 2013.  During the second quarter of 2010, the Company redeemed the senior notes due 2013.  Accordingly, the remaining unamortized proceeds from the terminated interest rate swaps were recognized in the second quarter as a reduction to interest expense.

The effect of the interest rate swaps on the results of operations for the years ended December 31, 2010 and 2009 is as follows:

	Amount of Gain (Loss) Recognized in Interest Expense
	2010	2009

Interest rate swaps	$—	$(11)
Related long-term debt		11
Proceeds recognized and amortized for terminated interest rate swaps	10	7
Net impact on interest expense	$10	$7

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

time.  At December 31, 2011 and 2010, the Company had entered into commodity futures contracts covering approximately 5,100,000 MM BTUs and 8,900,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2011 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2011 and 2010, an unrecognized loss of $6 million and $3 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2011 and 2010 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

			Amount of Gain (Loss)
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2011	2010	2009	2011	2010	2009

$(10)	$(11)	$(24)	$(7)	$(9)	$(61)

Senior Notes Designated as Net Investment Hedge

During December 2004, the Company issued Senior Notes totaling €225 million.  These notes were designated by the Company as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the Senior Notes matches the hedged portion of the net investment, there is no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by the Company.  The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The effect of the net investment hedge on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

Amount of Gain (Loss)
Recognized in OCI
2011	2010	2009

$25	$24	$(9)

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

At December 31, 2011 and 2010, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $550 million and $1.7 billion, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2011	2010	2009

Other expense	$(11)	$18	$(8)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2011 and 2010:

	Fair Value
	Balance Sheet Location	2011	2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$13	$5
Foreign exchange contracts	b		2
Foreign exchange contracts	c		1

Total derivatives not designated as hedging instruments:		13	8

Total asset derivatives		$13	$8

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$6	$3

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	21

Total liability derivatives		$10	$24

Owens-Brockway Glass Container Inc.

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on Dec. 31, 2008	$61	$13	$(38)	$(245)	$(209)

2009 Change	229		37	32	298
Translation effect				(34)	(34)
Tax effect				(8)	(8)

Balance on Dec. 31, 2009	290	13	(1)	(255)	47

2010 Change	382		(2)	17	397
Translation effect				(1)	(1)
Tax effect				(4)	(4)

Balance on Dec. 31, 2010	672	13	(3)	(243)	439

2011 Change	(187)		(3)	32	(158)
Translation effect				1	1
Tax effect				(8)	(8)
Acquisition of noncontrolling interest	(9)				(9)

Balance on Dec. 31, 2011	$476	$13	$(6)	$(218)	$265

Exchange rate fluctuations in 2009 included a loss of $133 million related to the Company’s decision to translate the balance sheets of its Venezuelan subsidiaries using the parallel market rate at December 31, 2009 instead of the historic official rate.  Exchange rate fluctuations in 2010 included the write-off of cumulative currency translation losses related to the disposal of the Venezuelan operations.  See Note 21 to the Consolidated Financial Statements for further information.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

10.  Income Taxes The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2011	2010	2009

U.S.	$272	$190	$100
Non-U.S.	(419)	541	430

	$(147)	$731	$530

Discontinued operations	2010	2010	2009

U.S.	$—	$—	$—
Non-U.S.	(2)	(296)	110

	$(2)	$(296)	$110

The provision (benefit) for income taxes consists of the following:

	2011	2010	2009

Current:
U.S.	$(8)	$—	$2
Non-U.S.	139	141	67
	131	141	69

Deferred:
U.S.	9	(4)	(2)
Non-U.S.	(53)	(2)	66
	(44)	(6)	64

Total:
U.S.	1	(4)	—
Non-U.S.	86	139	133

Total for continuing operations	87	135	133
Total for discontinued operations		10	44
	$87	$145	$177

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2011	2010	2009
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$(52)	$256	$186

Increase (decrease) in provision for income taxes due to:

Non-U.S. income taxes	(10)	(25)	(18)
Goodwill impairment	224
State taxes, net of federal benefit	1	(3)	(2)
Tax law changes	3	1	(1)
U.S. tax consolidation benefit	(58)	(60)	(63)
Changes in valuation allowance	(23)	(34)	30
Other items	2		1
Provision for income taxes	$87	$135	$133

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Accrued postretirement benefits	$24	$22
Foreign tax credit	338	312
Operating and capital loss carryovers	320	314
Other credit carryovers	31	26
Accrued liabilities	90	94
Pension liability	38	54
Other	50	36
Total deferred tax assets	891	858

Deferred tax liabilities:
Property, plant and equipment	114	162
Exchangeable notes	23	28
Inventory	1	12
Other	50	75

Total deferred tax liabilities	188	277
Valuation allowance	(577)	(636)

Net deferred taxes	$126	$(55)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2011	2010

Prepaid expenses	$44	$21
Other assets	296	221
U.S. and foreign income taxes	(2)
Deferred taxes	(212)	(297)

Net deferred taxes	$126	$(55)

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

During 2010, the Company made adjustments to its beginning non-U.S. valuation allowances which decreased the balance by approximately $38 million. The change in the valuation allowance primarily relates to positive evidence from improved historical and projected financial results of the non-U.S. jurisdictions.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

At December 31, 2011, before valuation allowance, the Company had unused foreign tax credits of $338 million expiring in 2017 through 2021, research tax credit of $18 million expiring from 2013 to 2031, and alternative minimum tax credits of $9 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $110 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $210 million expiring between 2012 and 2031.

At December 31, 2011, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2011, 2010 or 2009.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company is included in OI Inc.’s consolidated tax returns for US federal and certain state income tax purposes.  The consolidated group has net operating losses, capital losses, alternative minimum tax credits, foreign tax credits and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at January 1	$143	$120	$90
Additions and reductions for tax positions of prior years	(15)	26	19
Additions based on tax positions related to the current year	30	5	11
Additions for tax positions of prior years on acquisitions		12
Reductions due to the lapse of the applicable statute of limitations	(8)	(1)	(2)
Reductions due to settlements	(18)	(13)
Foreign currency translation	(7)	(6)	2
Balance at December 31	$125	$143	$120

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$114	$125	$89

Accrued interest and penalties at December 31	$49	$36	$22

Interest and penalties included in tax expense for the years ended December 31	$18	$4	$10

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

payment that is materially different from our current estimate of the tax liabilities. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease up to $70 million. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions, each of which are reasonably possible of being settled within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Australia, Ecuador, France, Germany, Italy, Poland, Switzerland and the UK. The years under examination range from 2001 through 2010. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2011, the Company concluded audits in several jurisdictions, including Hungary, Italy, Spain, New Zealand and the U.S.

11.  Related Party Transactions  Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level.  Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans.  A substantial number of the options, restricted share units and performance vested restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock-based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2011	2010	2009

Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$5	$14	$14
Corporate management fee	104	88	71
Trademark royalties			19
Total expenses	$109	$102	$104

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2011	2010	2009

Cost of sales	$1	$1	$1
Selling, general, and adminstrative expenses	108	101	103
Total expenses	$109	$102	$104

12.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net credits (expense) to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $(37) million in 2011, $(30) million in 2010 and $4 million in 2009.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.  Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $7 million in 2011, $6 million in 2010 and $6 million in 2009.

The Company has defined benefit pension plans covering a substantial number of employees located in the United States, the United Kingdom, The Netherlands, Canada and Australia, as well as many

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

employees in Germany, France and Switzerland.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.

The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2011	2010

Obligations at beginning of year	$1,567	$1,518

Change in benefit obligations:
Service cost	24	21
Interest cost	83	79
Actuarial loss, including the effect of change in discount rates	(37)	59
Participant contributions	8	7
Benefit payments	(87)	(84)
Curtailments		(3)
Other	19
Foreign currency translation	(24)	(30)

Net change in benefit obligations	(14)	49

Obligations at end of year	$1,553	$1,567

The changes in the fair value of the non-U.S. pension plans’ assets for the year were as follows:

	2011	2010

Fair value at beginning of year	$1,279	$1,223

Change in fair value:
Actual gain on plan assets	80	130
Benefit payments	(87)	(84)
Employer contributions	58	22
Participant contributions	8	7
Foreign currency translation	(25)	(18)
Other	12	(1)

Net change in fair value of assets	46	56

Fair value at end of year	$1,325	$1,279

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The funded status of the non-U.S. pension plans at year end was as follows:

	2011	2010

Plan assets at fair value	$1,325	$1,279
Projected benefit obligations	1,553	1,567

Plan assets less than projected benefit obligations	(228)	(288)

Items not yet recognized in pension expense:
Actuarial loss	312	359
Prior service credit	(10)	(11)

	302	348

Net amount recognized	$74	$60

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2011	2010

Pension assets	$116	$54
Current pension liability, included with Other accrued liabilities	(6)	(6)
Pension benefits	(338)	(336)
Accumulated other comprehensive loss	302	348

Net amount recognized	$74	$60

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2011 and 2010 as follows (amounts are pretax):

	2011	2010
Current year actuarial (gain) loss	$(28)	$8
Prior service cost due to curtailment		1
Gain due to curtailment		1
Amortization of actuarial loss	(24)	(19)
Amortization of prior service credit	1	1

	(51)	(8)
Translation	5	1
	$(46)	$(7)

The accumulated benefit obligation for all defined benefit pension plans was $1,402 million and $1,383 million at December 31, 2011 and 2010, respectively.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The components of the non-U.S. pension plans’ net pension expense were as follows:

	2011	2010	2009
Service cost	$24	$21	$18
Interest cost	83	79	82
Expected asset return	(86)	(80)	(79)
Settlement cost			9
Curtailment (gain) loss		(1)
Amortization:
Actuarial loss	24	19	6
Prior service credit	(1)	(1)	(1)
Net amortization	23	18	5
Net expense	$44	$37	$35

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2012:

Amortization:
Actuarial loss	$21
Prior service cost	(1)

Net amortization	$20

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	2011	2010

Projected benefit obligations	$1,157	$1,006
Fair value of plan assets	837	687
Accumulated benefit obligation	1,065	905

The weighted average assumptions used to determine benefit obligations were as follows:

	2011	2010
Discount rate	4.75%	5.28%
Rate of compensation increase	3.23%	3.49%

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2011	2010	2009

Discount rate	5.28%	5.64%	5.88%
Rate of compensation increase	3.49%	3.54%	2.65%
Expected long-term rate of return on assets	6.44%	6.78%	6.95%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

For 2011, the Company’s weighted average expected long-term rate of return on assets was 6.44% .  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2010), which was in line with the expected long-term rate of return assumption for 2011.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets of the Company’s non-U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges.  The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2011 and 2010:

	2011			2010			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$21	$5	$—	$28	$1	$—
Equity securities	340	146		383	167		45 - 55%
Debt securities	645	101	5	523	90	8	40-50%
Real estate			11			11	0-10%
Other	15	36		68			0-10%
Total assets at fair value	$1,021	$288	$16	$1,002	$258	$19

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2011	2010
Beginning balance	$19	$20
Net decrease	(3)	(1)
Ending balance	$16	$19

The net decrease in the fair value of the Company’s Level 3 pension plan assets is primarily due to sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2011.

Based on exchange rates at the end of 2011, the Company expects to contribute approximately $55 million to its non-U.S. defined benefit pension plans in 2012.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)

2012	$86
2013	82
2014	86
2015	88
2016	88
2017 - 2021	464

Postretirement Benefits Other Than Pensions

OI Inc. provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and substantially all employees in Canada and The Netherlands.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $6 million, $7 million, and $7 million at December 31, 2011, 2010, and 2009, respectively.

The Company’s subsidiaries in Canada and the Netherlands also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plans in Canada and the Netherlands.

The changes in the postretirement benefit obligations for the year were as follows:

	2011	2010

Obligations at beginning of year	$85	$88
Change in benefit obligations:
Service cost	1	1
Interest cost	4	5
Actuarial (gain) loss, including the effect of changing discount rates	11	(10)
Benefit payments	(4)	(3)
Foreign currency translation	(2)	4
Net change in benefit obligations	10	(3)

Obligations at end of year	$95	$85

The funded status of the postretirement benefit plans at year end was as follows:

	2011	2010
Postretirement benefit obligations	$(95)	$(85)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	2	(10)
Net amount recognized	$(93)	$(95)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	2010	2010
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(91)	(81)
Accumulated other comprehensive loss	2	(10)
Net amount recognized	$(93)	$(95)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2011 and 2010 as follows (amounts are pretax):

	2011	2010
Current year actuarial (gain) loss	$12	$(11)

The components of the net postretirement benefit cost for the year were as follows:

	2011	2010	2009
Service cost	$1	$1	$1
Interest cost	4	5	4
Net postretirement benefit cost	$5	$6	$5

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2011	2010	2009
Accumulated post retirement benefit obligation	4.13%	5.02%	5.60%
Net postretirement benefit cost	5.02%	5.60%	6.40%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2011	2010
Health care cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	14	(11)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)

2012	$4
2013	4
2014	4
2015	4
2016	5
2017 - 2021	25

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2011, $6 million in 2010, and $7 million in 2009.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

13.  Other Expense  Other expense for the year ended December 31, 2011 included the following:

•                  The Company recorded charges totaling $94 million for restructuring and asset impairment.  See Note 14 for additional information.

•                  The Company recorded charges totaling $17 million for asset impairment, primarily due to the write down of asset values related to a 2010 acquisition in China as a result of integration challenges. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value.  The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

•                  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment.  See Note 18 for additional information.

Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million for restructuring and asset impairment related to the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

•                  The Company recorded charges of $12 million for acquisition-related fair value inventory adjustments.  This charge was due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value, and then recorded as an increase to cost of goods sold as the inventory is sold.  The Company also recorded charges of $20 million for acquisition-related restructuring, transaction and financing costs.

Other expense for the year ended December 31, 2009 included the following:

•                  During the fourth quarter of 2009, the Company recorded charges of $18 million for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

•                  The Company recorded charges totaling $207 million for restructuring and asset impairment.  The charges reflect the additional decisions reached in the Company’s strategic review of its global manufacturing footprint.  See Note 14 for additional information.

14.  Restructuring Accruals  Beginning in 2007, the Company commenced a strategic review of its global profitability and manufacturing footprint.  The Company concluded its global review in 2010 and recorded total cumulative charges of $402 million.  The related curtailment of plant capacity and realignment of selected operations has resulted in an overall reduction in the Company’s workforce of approximately 3,250 jobs.  Amounts recorded by the Company do not include any future gains that may be realized upon the ultimate sale or disposition of closed facilities.

The Company is currently implementing a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in Australia and other actions in China.  As part of this plan, the Company recorded charges of $37 million for employee costs and asset impairments in 2011 as it closed a furnace in Australia and plans to close an additional furnace in early 2012.  Further restructuring activities in Australia will depend on 2012 supply and demand trends and the outcome of contract negotiations. The Company also recorded charges of $8 million in 2011 for employee costs related to a plant closing in China, driven by the urban encroachment around this plant and the decision to relocate the existing business to other facilities in China.

The Company continually reviews its manufacturing footprint and may close various operations due to plant efficiencies, integration of acquisitions, and other market factors.  These restructuring actions taken

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

by the Company are not related to the strategic review of manufacturing operations or the Asia Pacific restructuring plan discussed above.  As part of this continuing review of its manufacturing footprint, the Company recorded charges of $24 million for employee costs and asset impairments related to a decision to close a furnace in Europe.  In addition, the Company recorded $12 million of restructuring charges in 2011 related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

The Company acquired VDL in 2011 (see Note 20).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

Selected information related to the restructuring accruals is as follows:

	Strategic Footprint Review
	Employee Costs	Other	Total	Asia Pacific	Other Actions	Total

Balance at January 1, 2009	$47	$17	$64	$—	$27	$91
2009 charges	110	97	207			207
Write-down of assets to net realizable value		(79)	(79)			(79)
Net cash paid, principally severance and related benefits	(57)	(8)	(65)			(65)
Other, including foreign exchange translation	(7)	(1)	(8)			(8)
Balance at December 31, 2009	93	26	119	—	27	146
2010 charges	(4)	17	13			13
Write-down of assets to net realizable value		(3)	(3)			(3)
Net cash paid, principally severance and related benefits	(47)	(14)	(61)			(61)
Other, including foreign exchange translation	(15)	(1)	(16)			(16)
Balance at December 31, 2010	27	25	52	—	27	79
2011 charges	(5)	(1)	(6)	46	54	94
Write-down of assets to net realizable value		(1)	(1)	(8)	(31)	(40)
Net cash paid, principally severance and related benefits	(5)	(4)	(9)	(21)	(9)	(39)
Acquisition					11	11
Other, including foreign exchange translation	1		1		(4)	(3)
Balance at December 31, 2011	$18	$19	$37	$17	$48	$102

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

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

Financial information regarding the Company’s reportable segments is as follows:

	2011	2010	2009
Net Sales:
Europe	$3,052	$2,746	$2,918
North America	1,929	1,879	2,074
South America	1,226	975	689
Asia Pacific	1,059	996	925

Reportable segment totals	7,266	6,596	6,606
Other	92	37	46
Net sales	$7,358	$6,633	$6,652

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

	2011	2010	2009
Segment Operating Profit:

Europe	$325	$324	$333
North America	236	275	282
South America	250	224	145
Asia Pacific	83	141	131
Reportable segment totals	894	964	891

Items excluded from Segment Operating Profit:
Other	(6)	(16)	43
Restructuring and asset impairment	(111)	(13)	(207)
Charge for currency remeasurement			(18)
Acquisition-related costs		(20)
Charge for goodwill impairment	(641)
Interest income	11	31	2
Interest expense	(294)	(215)	(181)
Earnings (loss) from continuing operations before income taxes	$(147)	$731	$530

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

					Reportable
		North	South	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals

Total assets (1):
2011	$3,588	$1,964	$1,682	$1,379	$8,613	$157	$8,770
2010	3,618	1,951	1,680	2,047	9,296	121	9,417
2009	3,852	1,890	729	1,683	8,154	227	8,381
Equity investments:
2011	$59	$27	$—	$181	$267	$48	$315
2010	53	17	5	179	254	45	299
2009	48	19	1		68	46	114
Equity earnings:
2011	$21	$9	$—	$3	$33	$33	$66
2010	19	15		1	35	24	59
2009	13	14			27	26	53
Capital expenditures (2):
2011	$127	$60	$50	$37	$274	$6	$280
2010
Continuing	151	156	96	85	488	8	496
Discontinued						3	3
2009
Continuing	170	103	46	81	400	5	405
Discontinued						21	21
Depreciation and amortization expense:
2011	$168	$123	$73	$81	$445	$2	$447
2010
Continuing	172	107	50	70	399	4	403
Discontinued						3	3
2009
Continuing	179	99	39	67	384	2	386
Discontinued						11	11

(1)           Other includes assets of discontinued operations.

(2)           Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The Company’s net property, plant, and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2011	$626	$2,210	$2,836
2010	662	2,404	3,066
2009	601	2,072	2,673

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2011	$1,776	$5,582	$7,358
2010	1,676	4,957	6,633
2009	1,878	4,774	6,652

Operations in individual countries outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in Italy (2011 — 10%, 2010 — 11%, 2009 — 10%), France (2011 — 13%, 2010 — 13%, 2009 — 13%) and Australia (2011 — 10%, 2010 — 11%, 2009 — 9%).

17.  Additional Interest Charges from Early Extinguishment of Debt During 2011, the Company recorded additional interest charges of $25 million for note repurchase premiums and the related write-off of unamortized finance fees. During 2010, the Company recorded additional interest charges of $9 million for note repurchase premiums and the related write-off of unamortized finance fees.  In addition, the Company recorded a reduction of interest expense of $9 million in 2010 to recognize the unamortized proceeds from terminated interest rate swaps on these notes.  During 2009, the Company recorded additional interest charges of $5 million for note repurchase premiums and the write-off of unamortized finance fees, net of a gain from the termination of interest rate swap agreements, related to debt that was repaid prior to its maturity.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

18.  Goodwill  The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2010 and 2011 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2009	$717	$1,051	$434	$—	$5	$2,207
Translation effects	19	30	125			174
Balance as of December 31, 2009	736	1,081	559	—	5	2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	743	1,009	677	387	5	2,821
Acquisitions		8				8
Impairment charge			(641)			(641)
Translation effects	(3)	(34)	(36)	(33)		(106)
Balance as of December 31, 2011	$740	$983	$—	$354	$5	$2,082

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million, $494 million and $494 million as of December 31, 2011, 2010 and 2009, respectively.

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

19.  Other Assets  Other assets consisted of the following at December 31, 2011 and 2010:

	2011	2010

Deferred tax asset	$296	$221
Intangibles	33	30
Capitalized software	32	35
Deferred finance fees	49	49
Deferred returnable packaging costs	80	73
Other	109	109
	$599	$517

20.  Business Combinations  On August 1, 2011, the Company completed the acquisition ofVerrerie du Languedoc SAS(“VDL”), a single-furnace glass container plant in Vergeze, France. The Vergeze plant is located near the Nestle Waters’ Perrier bottling facility and has a long-standing supply relationship with Nestle Waters.

On May 31, 2011, the Company acquired the noncontrolling interest in its southern Brazil operations for approximately $140 million.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

The liabilities assumed include accruals for uncertain tax positions and other tax contingencies.  The purchase agreement includes provisions that require the sellers to reimburse the Company for any cash paid related to the settlement of these contingencies.  Accordingly, the Company recognized a receivable from the sellers related to these contingencies.

Goodwill largely consisted of expected synergies resulting from the integration of the acquisition and anticipated growth opportunities with new and existing customers, and included intangible assets not separately recognized, such as federal and state tax incentives for development in Brazil’s northeastern region.  Goodwill is not deductible for federal income tax purposes.

On December 23, 2010, the Company acquired Hebei Rixin Glass Group Co., Ltd.  The acquisition, located in HebeiProvince of northern China, manufactures glass containers predominantly for China’s domestic beer market.

On December 7, 2010, the Company acquired the majority share of Zhaoqing Jiaxin Glasswork Co., LTD, a glass container manufacturer located in the Pearl River Delta region of Guangdong Province in China.  Zhaoqing Jiaxin Glasswork Co., LTD produces glass packaging for the beer, food and non-alcoholic beverage markets.

On March 11, 2010, the Company acquired the majority share of Cristalerias Rosario, a glass container manufacturer located in Rosario, Argentina.  Cristalerias Rosario primarily produces wine and non-alcoholic beverage glass containers.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tabular data dollars in millions

Bank’s International Centre for Settlement of Investment Disputes.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company has presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for all years presented as discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the periods indicated:

	Years ended December 31,
	2010	2009

Net sales	$129	$415
Manufacturing, shipping, and delivery	(86)	(266)
Gross profit	43	149

Selling and administrative expense	(5)	(13)
Research, development, and engineering expense		(1)
Interest income		11
Other expense	3	(36)

Earnings from discontinued operations before income taxes	41	110
Provision for income taxes	(10)	(44)
Earnings from discontinued operations	31	66
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)	66
Net earnings from discontinued operations attributable to noncontrolling interests	(5)	(14)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)	$52

The loss on disposal of discontinued operations of $337 million for the year ended December 31, 2010 included charges totaling $77 million and $260 million to write-off the net assets and cumulative currency translation losses, respectively, of the Company’s Venezuelan operations.  The net assets were written-off as a result of the deconsolidation of the subsidiaries due to the loss of control.  The type or amount of compensation the Company may receive from the Venezuelan government is uncertain and thus, will be recorded as a gain from discontinued operations when received.  The cumulative currency translation losses relate to the devaluation of the Venezuelan bolivar in prior years and were written-off because the expropriation was a substantially complete liquidation of the Company’s operations in Venezuela.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.

(Registrant)

	By:	/s/ James W. Baehren

James W. Baehren
Attorney-in-fact

Date: February 9, 2012

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

Date: February 9, 2012

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2011, 2010, and 2009:

PAGE

II — Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2011, 2010, and 2009

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2011	$40	$8	$(6)	$(4)	$38

2010	$37	$—	$5	$(2)	$40

2009	$40	$2	$(4)	$(1)	$37

(1)                      Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at beginning of period	Charged to income	Charged to other comprehensive income	Foreign currency translation	Other	Balance at end of period

2011	$910	$(43)	$89	$(1)	$57	$1,012

2010	$926	$(49)	$(47)	$(5)	$85	$910

2009	$874	$12	$(46)	$13	$73	$926

S-1