Form 10-Q
period 2012-09-30
OWENS-ILLINOIS GROUP INC
filed 2012-10-25
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2012

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

The number of shares of common stock, par value $.01, of Owens-Illinois Group, Inc. outstanding as of September 30, 2012 was 100.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$1,747	$1,862	$5,252	$5,540
Manufacturing, shipping and delivery expense	(1,405)	(1,475)	(4,156)	(4,455)
Gross profit	342	387	1,096	1,085

Selling and administrative expense	(131)	(138)	(410)	(426)
Research, development and engineering expense	(13)	(18)	(45)	(52)
Interest expense	(61)	(70)	(187)	(246)
Interest income	2	2	7	8
Equity earnings	16	19	47	52
Royalties and net technical assistance	4	4	13	12
Other income	4	2	10	6
Other expense	(36)	(40)	(55)	(66)

Earnings from continuing operations before income taxes	127	148	476	373
Provision for income taxes	(28)	(25)	(113)	(85)

Earnings from continuing operations	99	123	363	288
Loss from discontinued operations	(2)	(3)	(4)	(2)

Net earnings	97	120	359	286
Net earnings attributable to noncontrolling interests	(7)	(4)	(15)	(15)
Net earnings attributable to the Company	$90	$116	$344	$271

Amounts attributable to the Company:
Earnings from continuing operations	$92	$119	$348	$273
Loss from discontinued operations	(2)	(3)	(4)	(2)
Net earnings	$90	$116	$344	$271

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net earnings	$97	$120	$359	$286
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	86	(358)	(22)	(162)
Pension and other postretirement benefit adjustments	16	39	73	85
Change in fair value of derivative instruments	3	(2)	6	(1)
Other comprehensive income (loss)	105	(321)	57	(78)
Total comprehensive income (loss)	202	(201)	416	208
Comprehensive income attributable to noncontrolling interests	(9)	2	(21)	(18)
Comprehensive income (loss) attributable to the Company	$193	$(199)	$395	$190

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30,	December 31,	September 30,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$336	$400	$256
Short-term investments, at cost which approximates market			1
Receivables, less allowances for losses and discounts ($42 at September 30, 2012, $38 at December 31, 2011, and $38 at September 30, 2011)	1,133	1,158	1,218
Inventories	1,228	1,061	1,101
Prepaid expenses	91	124	112

Total current assets	2,788	2,743	2,688

Investments and other assets:
Equity investments	300	315	312
Repair parts inventories	148	155	163
Pension assets	120	116	60
Other assets	715	687	685
Goodwill	2,065	2,082	2,762

Total other assets	3,348	3,355	3,982

Property, plant and equipment, at cost	6,837	6,899	6,998
Less accumulated depreciation	4,102	4,022	4,067

Net property, plant and equipment	2,735	2,877	2,931

Total assets	$8,871	$8,975	$9,601

CONDENSED CONSOLIDATED BALANCE SHEETS — Continued

	September 30,	December 31,	September 30,
	2012	2011	2011
Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$356	$406	$345
Accounts payable	853	1,038	935
Other liabilities	664	636	663

Total current liabilities	1,873	2,080	1,943

Long-term debt	3,537	3,627	3,743
Deferred taxes	209	212	204
Pension benefits	792	871	530
Nonpension postretirement benefits	269	269	252
Other liabilities	370	404	412
Commitments and contingencies
Share owners’ equity:
Share owner’s equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued	—	—	—
Other contributed total	212	295	359
Retained earnings	2,688	2,344	2,950
Accumulated other comprehensive loss	(1,229)	(1,280)	(946)
Total share owner’s equity of the Company	1,671	1,359	2,363
Noncontrolling interests	150	153	154
Total share owners’ equity	1,821	1,512	2,517
Total liabilities and share owners’ equity	$8,871	$8,975	$9,601

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$359	$286
Loss from discontinued operations	4	2
Non-cash charges (credits):
Depreciation	287	308
Amortization of intangibles and other deferred items	25	13
Amortization of finance fees and debt discount	24	24
Pension expense	69	69
Restructuring and asset impairment	33	41
Other	23	32
Pension contributions	(76)	(43)
Cash paid for restructuring activities	(47)	(27)
Change in non-current assets and liabilities	(59)	(87)
Change in components of working capital	(325)	(235)
Cash provided by continuing operating activities	317	383
Cash utilized in discontinued operating activities	(4)	(1)
Total cash provided by operating activities	313	382
Cash flows from investing activities:
Additions to property, plant and equipment	(178)	(204)
Acquisitions, net of cash acquired	(5)	(148)
Net cash proceeds related to sale of assets and other	49	1
Proceeds from collection of minority partner loan	9
Cash utilized in investing activities	(125)	(351)
Cash flows from financing activities:
Additions to long-term debt	119	1,560
Repayments of long-term debt	(275)	(1,849)
Increase (decrease) in short-term loans	(11)	40
Net receipts (payments) for hedging activity	25	(22)
Payment of finance fees		(18)
Dividends paid to noncontrolling interests	(24)	(32)
Distributions to parent	(99)	(97)
Cash utilized in financing activities	(265)	(418)
Effect of exchange rate fluctuations on cash	13	3
Decrease in cash	(64)	(384)
Cash at beginning of period	400	640
Cash at end of period	$336	$256

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

There was no effect of the change on the condensed consolidated results of operations for the three months ended September 30, 2011. The effect of the change for the nine months ended September 30, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
Manufacturing, shipping and delivery expense	$(4,465)	$10	$(4,455)
Amounts attributable to the Company:
Net earnings from continuing operations	263	10	273

The effect of the change on the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
December 31, 2011
Assets:
Inventories	$1,012	$49	$1,061
Share owners’ equity:
Retained earnings	2,295	49	2,344

September 30, 2011
Assets:
Inventories	$1,052	$49	$1,101
Share owners’ equity:
Retained earnings	2,901	49	2,950

The effect of the change on the consolidated share owners’ equity as of January 1, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Retained earnings	$2,640	$39	$2,679

The effect of the change on the condensed consolidated cash flows for the nine months ended September 30, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Net earnings	$276	$10	$286
Change in components of working capital	(225)	(10)	(235)

Had the Company not made this change in accounting method, manufacturing, shipping and delivery expense for the three months and nine months ended September 30, 2012 would have been lower by $3 million and $2 million, respectively, and net earnings attributable to the Company would have been higher by $3 million and $2 million, respectively, than reported in the condensed consolidated results of operations.

3.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2012	2011	2011
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$30
Term Loans:
Term Loan A (119 million AUD at September 30, 2012)	125	173	166
Term Loan B	548	600	600
Term Loan C (110 million CAD at September 30, 2012)	113	114	112
Term Loan D (€134 million at September 30, 2012)	173	182	191
Senior Notes:
3.00%, Exchangeable, due 2015	637	624	620
7.375%, due 2016	590	588	587
6.875%, due 2017 (€300 million)	388	388	406
6.75%, due 2020 (€500 million)	647	647	677
Payable to O-I Inc.	250	250	250
Other	103	137	154
Total long-term debt	3,574	3,703	3,793
Less amounts due within one year	37	76	50
Long-term debt	$3,537	$3,627	$3,743

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2012, the Agreement included a $900 million revolving credit facility, a 119 million Australian dollar term loan, a $548 million term loan, a 110 million Canadian dollar term loan, and a €134 million term loan, each of which has a final maturity date of May 19, 2016.  At September 30, 2012, the Company’s subsidiary borrowers had unused credit of $807 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2012 was 2.52%.

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011

Balance (included in short-term loans)	$276	$281	$233

Weighted average interest rate	1.13%	2.41%	1.87%

The carrying amounts reported for the accounts receivable securitization programs, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2012 of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value
Senior Notes:
3.00%, Exchangeable, due 2015	$690	98.36	$679
7.375%, due 2016	600	114.63	688
6.875%, due 2017 (€300 million)	388	103.00	400
6.75%, due 2020 (€500 million)	647	111.38	721

4.  Supplemental Cash Flow Information

	Nine months ended September 30,
	2012	2011

Interest paid in cash	$187	$233

Income taxes paid in cash:
U.S.	$2	$—
Non-U.S.	102	91
Total income taxes paid in cash	$104	$91

Cash interest for 2011 includes note repurchase premiums of $16 million related to the second quarter 2011 redemption of the Company’s 6.75% senior notes due 2014.

During the nine months ended September 30, 2012, the Company received $42 million from the Chinese government as partial compensation for land in China that the Company is required to return to the government. The Company has deferred recognition of a gain related to this compensation until all recognition criteria have been met.

5.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2012 and 2011 is as follows:

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2012	$249	$2,598	$(1,332)	$142	$1,657
Net distribution to parent	(37)				(37)
Comprehensive income:
Net earnings		90		7	97
Foreign currency translation adjustments			84	2	86
Pension and other postretirement benefit adjustments, net of tax			16		16
Change in fair value of derivative instruments, net of tax			3		3
Dividends paid to noncontrolling interests on subsidiary common stock				(1)	(1)
Balance on September 30, 2012	$212	$2,688	$(1,229)	$150	$1,821

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on July 1, 2011	$387	$2,834	$(631)	$157	$2,747
Net distribution to parent	(28)				(28)
Comprehensive income:
Net earnings		116		4	120
Foreign currency translation adjustments			(352)	(6)	(358)
Pension and other postretirement benefit adjustments, net of tax			39		39
Change in fair value of derivative instruments, net of tax			(2)		(2)
Dividends paid to noncontrolling interests on subsidiary common stock				(1)	(1)
Balance on September 30, 2011	$359	$2,950	$(946)	$154	$2,517

The activity in share owners’ equity for the nine months ended September 30, 2012 and 2011 is as follows:

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2012	$295	$2,344	$(1,280)	$153	$1,512
Net distribution to parent	(83)				(83)
Comprehensive income:
Net earnings		344		15	359
Foreign currency translation adjustments			(28)	6	(22)
Pension and other postretirement benefit adjustments, net of tax			73		73
Change in fair value of derivative instruments, net of tax			6		6
Dividends paid to noncontrolling interests on subsidiary common stock				(24)	(24)
Balance on September 30, 2012	$212	$2,688	$(1,229)	$150	$1,821

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2011	$507	$2,679	$(856)	$211	$2,541
Net distribution to parent	(94)				(94)
Comprehensive income:
Net earnings		271		15	286
Foreign currency translation adjustments			(165)	3	(162)
Pension and other postretirement benefit adjustments, net of tax			85		85
Change in fair value of derivative instruments, net of tax			(1)		(1)
Acquisition of noncontrolling interest	(54)		(9)	(43)	(106)
Dividends paid to noncontrolling interests on subsidiary common stock				(32)	(32)
Balance on September 30, 2011	$359	$2,950	$(946)	$154	$2,517

6.  Inventories

Major classes of inventory are as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011

Finished goods	$1,054	$891	$930
Raw materials	128	123	117
Operating supplies	46	47	54

	$1,228	$1,061	$1,101

7.  Contingencies

OI Inc. is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos dust.From 1948 to 1958, one of OI Inc.’s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  OI Inc. exited the pipe and block insulation business in April 1958.  The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and in some cases, punitive damages in various amounts (herein referred to as “asbestos claims”).

As of September 30, 2012, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 4,500 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2011, approximately 71% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 27% of plaintiffs specifically plead damages of $15 million or less, and 2% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages $100 million or greater but less than $122 million.

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

In addition to the pending claims set forth above, OI Inc. has claims-handling agreements in place with many plaintiffs’ counsel throughout the country.  These agreements require evaluation and negotiation regarding whether particular claimants qualify under the criteria established by such agreements. The criteria for such claims include verification of a compensable illness and a reasonable probability of exposure to a product manufactured by OI Inc.’s former business unit during its manufacturing period ending in 1958.  Some plaintiffs’ counsel have historically withheld claims under these agreements for later presentation while focusing their attention on active litigation in the tort system.  OI Inc. believes that as of September 30, 2012 there are approximately 350 claims against other defendants which are likely to be asserted some time in the future against OI Inc.

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

Since receiving its first asbestos claim, OI Inc., as of September 30, 2012, has disposed of the asbestos claims of approximately 389,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,200.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $27 million at September 30, 2012 ($18 million at December 31, 2011) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received.  In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that OI Inc. otherwise would have received.  These developments generally have had the effect of increasing the OI Inc.’s per-claim average indemnity payment.

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

On March 11, 2011, OI Inc. received a verdict in an asbestos case in which conspiracy claims had been asserted against OI Inc. Of the total nearly $90 million awarded by the jury against the four defendants in the case, almost $10 million in compensatory damages were assessed against all four defendants, and $40 million in punitive damages were assessed against OI Inc. On August 31, 2012, the trial judge who presided over the original trial vacated all of the damages awarded against OI Inc. in the trial and entered judgment in OI Inc.’s favor.  The plaintiff has appealed the trial judge’s ruling to an intermediate appellate court, and while OI Inc. cannot predict the ultimate outcome of this appeal, OI Inc. believes that the trial judge ruled appropriately based upon applicable appellate precedent.

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

The Company is conducting an internal investigation into conduct in certain of its overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA), the FCPA’s books and records and internal controls provisions, the Company’s own internal policies, and various local laws. In October 2012, the Company voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC). The Company intends to cooperate with any investigation by the DOJ and the SEC.

The Company is presently unable to predict the duration, scope or result of its internal investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal action. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, and modifications to business practices. The Company also could be subject to investigation and sanctions outside the United States. While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

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

There is no impact of the change in accounting method for inventory on segment operating profit for the three months ended September 30, 2011. The impact of the change in pension expense allocation for the three months ended September 30, 2011is as follows:

	As Originally Reported	Change in Pension Allocation	As Adjusted
Segment Operating Profit:
Europe	$106	$5	$111
North America	73	(6)	67
South America	67		67
Asia Pacific	23		23
Reportable segment totals	269	(1)	268

Retained corporate costs and other	(24)	1	(23)

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the nine months ended September 30, 2011 is as follows:

	As Originally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment Operating Profit:
Europe	$284	$15	$—	$299
North America	188	(18)	10	180
South America	165			165
Asia Pacific	56			56
Reportable segment totals	693	(3)	10	700

Retained corporate costs and other	(51)	3		(48)

Financial information for the three months ended September 30, 2012 and 2011 regarding the Company’s reportable segments is as follows:

	2012	2011
Net sales:
Europe	$652	$770
North America	513	497
South America	323	310
Asia Pacific	254	270

Reportable segment totals	1,742	1,847
Other	5	15
Net sales	$1,747	$1,862

	2012	2011
Segment operating profit:
Europe	$74	$111
North America	75	67
South America	69	67
Asia Pacific	27	23
Reportable segment totals	245	268

Items excluded from segment operating profit:
Retained corporate costs and other	(26)	(23)
Restructuring and asset impairment	(33)	(29)
Interest income	2	2
Interest expense	(61)	(70)
Earnings from continuing operations before income taxes	$127	$148

Financial information for the nine months ended September 30, 2012 and 2011 regarding the Company’s reportable segments is as follows:

	2012	2011
Net sales:
Europe	$2,088	$2,355
North America	1,511	1,466
South America	882	881
Asia Pacific	741	778

Reportable segment totals	5,222	5,480
Other	30	60
Net sales	$5,252	$5,540

	2012	2011
Segment operating profit:
Europe	$289	$299
North America	249	180
South America	154	165
Asia Pacific	79	56
Reportable segment totals	771	700

Items excluded from segment operating profit:
Retained corporate costs and other	(82)	(48)
Restructuring and asset impairment	(33)	(41)
Interest income	7	8
Interest expense	(187)	(246)
Earnings from continuing operations before income taxes	$476	$373

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011
Total assets:
Europe	$3,510	$3,588	$3,693
North America	2,058	2,020	2,002
South America	1,658	1,682	1,649
Asia Pacific	1,371	1,379	1,974

Reportable segment totals	8,597	8,669	9,318
Other	274	306	283
Consolidated totals	$8,871	$8,975	$9,601

9. Other Expense

Other expense for the three months and nine months ended September 30, 2012 includes charges for restructuring and asset impairment totaling $9 million in the Company’s Europe segment and $27 million in the Asia Pacific segment, primarily related to the closure of a furnace in each segment. Other expense for the three months and nine months ended September 30, 2012 also includes a $3 million gain related to the sale of a previously closed facility in North America. See Note 10 for additional information.

Other expense for the three months and nine months ended September 30, 2011 includes charges totaling $23 million and $35 million, respectively, for restructuring and asset impairment in the Company’s Asia Pacific segment related to the completed and planned closures of furnaces and machine lines. Other expense for the three months and nine months ended September 30, 2011 also includes $6 million for restructuring charges related to headcount reductions, primarily in the Company’s South America segment. See Note 10 for additional information.

10. Restructuring Accruals

Selected information related to the restructuring accruals for the three months and nine months ended September 30, 2012 and 2011 is as follows:

	Strategic Footprint Review	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2012	$37	$17	$49	$103
Net cash paid, principally severance and related benefits	(2)	(11)	(17)	(30)
Other, including foreign exchange translation			3	3
Balance at March 31, 2012	35	6	35	76
Second quarter 2012 charges	(1)	(1)	2	—
Write-down of assets to net realizable value			(2)	(2)
Net cash paid, principally severance and related benefits	(1)	(2)	(7)	(10)
Other, including foreign exchange translation	(4)		(4)	(8)
Balance at June 30, 2012	29	3	24	56
Third quarter 2012 Charges	(3)	27	9	33
Write-down of assets to net realizable value		(14)	(2)	(16)
Net cash paid, principally severance and related benefits	(1)		(6)	(7)
Other, including foreign exchange translation	2		2	4
Balance at September 30, 2012	$27	$16	$27	$70

Balance at January 1, 2011	$52	$—	$27	$79
First quarter 2011 charges		8		8
Net cash paid, principally severance and related benefits	(4)			(4)
Other, including foreign exchange translation	2			2
Balance at March 31, 2011	50	8	27	85
Second quarter 2011 charges		4		4
Net cash paid, principally severance and related benefits	(2)	(7)		(9)
Other, including foreign exchange translation			(2)	(2)
Balance at June 30, 2011	48	5	25	78
Third quarter 2011 charges		23	6	29
Write-down of assets to net realizable value		(10)		(10)
Net cash paid, principally severance and related benefits	(2)	(10)	(2)	(14)
Acquisition			11	11
Other, including foreign exchange translation	(1)		(2)	(3)
Balance at September 30, 2011	$45	$8	$38	$91

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At September 30, 2012 and 2011, the Company had entered into commodity futures contracts covering approximately 6,300,000 MM BTUs and 5,100,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at September 30, 2012 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At September 30, 2012, an immaterial unrecognized gain related to the commodity futures contracts was included in Accumulated OCI, while an unrecognized loss of $4 million was included in Accumulated OCI at September 30, 2011. The amounts recorded in Accumulated OCI will be reclassified into earnings over the next twelve to twenty-four months. Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings. The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2012 and 2011 was not material.

The effect of the commodity futures contracts on the results of operations for the three months ended September 30, 2012 and 2011 is as follows:

Amount of Gain (Loss) Recognized in OCI on Commodity Futures Contracts (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping and delivery) (Effective Portion)
2012	2011	2012	2011

$1	$(3)	$(2)	$(1)

The effect of the commodity futures contracts on the results of operations for the nine months ended September 30, 2012 and 2011 is as follows:

Amount of Loss Recognized in OCI on Commodity Futures Contracts (Effective Portion)		Amount of Loss Reclassified from Accumulated OCI into Income (reported in manufacturing, shipping and delivery) (Effective Portion)
2012	2011	2012	2011

$(1)	$(5)	$(7)	$(4)

Senior Notes Designated as Net Investment Hedge

During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million. These notes were designated by the Company’s subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency. Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI. The amount of loss recognized in OCI related to this net investment hedge for the nine months ended September 30, 2011 was $25 million. During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company. The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

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

At September 30, 2012 and 2011, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $640 million and $740 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the three months ended September 30, 2012 and 2011 is as follows:

Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Forward Exchange Contracts	2012	2011

Other expense	$(1)	$10

The effect of the forward exchange contracts on the results of operations for the nine months ended September 30, 2012 and 2011 is as follows:

Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Forward Exchange Contracts
Forward Exchange Contracts	2012	2011

Other expense	$9	$(14)

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

	Balance	Fair Value
	Sheet Location	September 30, 2012	December 31, 2011	September 30, 2011

Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	2	13	19
Foreign exchange contracts	b	1
Foreign exchange contracts	c			3
Total derivatives not designated as hedging instruments		3	13	22
Total asset derivatives		$4	$13	$22

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$6	$4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	4	8
Foreign exchange contracts	d
Total derivatives not designated as hedging instruments		4	4	8
Total liability derivatives		$5	$10	$12

12.  Pensions Benefit Plans and Other Postretirement Benefits

The components of the net periodic pension cost for the three months ended September 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$6	$6	$10	$6
Interest cost	29	31	18	24
Expected asset return	(46)	(46)	(22)	(23)

Amortization:
Prior service credit				(1)
Actuarial loss	24	21	6	6

Net amortization	24	21	6	5

Net periodic pension cost	$13	$12	$12	$12

The components of the net periodic pension cost for the nine months ended September 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$20	$19	$23	$18
Interest cost	86	93	55	66
Expected asset return	(138)	(140)	(66)	(67)

Amortization:
Prior service credit				(1)
Actuarial loss	72	63	17	18

Net amortization	72	63	17	17

Net periodic pension cost	$40	$35	$29	$34

The components of the net postretirement benefit cost for the three months ended September 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$—	$1	$—	$—
Interest cost	2	2	1	1

Amortization:
Prior service credit		(1)
Actuarial loss		1

Net amortization	—	—	—	—

Net postretirement benefit cost	$2	$3	$1	$1

The components of the net postretirement benefit cost for the nine months ended September 30, 2012 and 2011 are as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Service cost	$1	$1	$1	$1
Interest cost	6	7	3	3

Amortization:
Prior service credit	(2)	(3)
Actuarial loss	3	4

Net amortization	1	1	—	—

Net postretirement benefit cost	$8	$9	$4	$4

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

The Company records a liability for unrecognized tax benefits related to uncertain tax positions.  The Company recorded a decrease of $38 million to the estimated liability associated with uncertain tax positions in the nine months ended September 30, 2012.  The Company believes that it is reasonably possible that the estimated liability could decrease up to $30 million within the next 12 months.  This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

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

	September 30, 2012
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$103	$(15)	$1,045	$—	$1,133
Inventories		213		1,015		1,228
Other current assets		12	46	369		427

Total current assets	—	328	31	2,429	—	2,788

Investments in and advances to subsidiaries	1,921	3,070	(147)		(4,844)	—

Goodwill		555	8	1,502		2,065

Other non-current assets		143	90	1,050		1,283

Total other assets	1,921	3,768	(49)	2,552	(4,844)	3,348

Property, plant and equipment, net		593	43	2,099		2,735

Total assets	$1,921	$4,689	$25	$7,080	$(4,844)	$8,871

Current liabilities :
Accounts payable and accrued liabilities	$—	$214	$81	$1,183	$39	$1,517
Short-term loans and long-term debt due within one year			1	355		356

Total current liabilities	—	214	82	1,538	39	1,873

Long-term debt	250	1,774	14	1,499		3,537
Other non-current liabilities		24	684	932		1,640
Investments by and advances from parent		2,677	(755)	2,961	(4,883)	—
Total share owner’s equity of the Company	1,671					1,671
Noncontrolling interests				150		150

Total liabilities and share owners’ equity	$1,921	$4,689	$25	$7,080	$(4,844)	$8,871

	December 31, 2011
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$120	$(14)	$1,052	$—	$1,158
Inventories		192		869		1,061
Other current assets		3	33	488		524

Total current assets	—	315	19	2,409	—	2,743

Investments in and advances to subsidiaries	1,609	2,788	18		(4,415)	—

Goodwill		561	8	1,513		2,082

Other non-current assets		148	83	1,041	1	1,273

Total other assets	1,609	3,497	109	2,554	(4,414)	3,355

Property, plant and equipment, net		626	45	2,206		2,877

Total assets	$1,609	$4,438	$173	$7,169	$(4,414)	$8,975

Current liabilities :
Accounts payable and accrued liabilities	$—	$358	$19	$1,310	$(13)	$1,674
Short-term loans and long-term debt due within one year		15	1	390		406

Total current liabilities	—	373	20	1,700	(13)	2,080

Long-term debt	250	1,797	15	1,565		3,627
Other non-current liabilities		45	753	958		1,756
Investments by and advances from parent		2,223	(615)	2,793	(4,401)	—
Total share owner’s equity of the Company	1,359					1,359
Noncontrolling interests				153		153

Total liabilities and share owners’ equity	$1,609	$4,438	$173	$7,169	$(4,414)	$8,975

	September 30, 2011
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Accounts receivable	$—	$110	$(10)	$1,118	$—	$1,218
Inventories		172		929		1,101
Other current assets		16	(3)	347	9	369

Total current assets	—	298	(13)	2,394	9	2,688

Investments in and advances to subsidiaries	2,613	3,452	55		(6,120)	—

Goodwill		561	8	2,193		2,762

Other non-current assets		145	89	986		1,220

Total other assets	2,613	4,158	152	3,179	(6,120)	3,982

Property, plant and equipment, net		636	45	2,250		2,931

Total assets	$2,613	$5,092	$184	$7,823	$(6,111)	$9,601

Current liabilities :
Accounts payable and accrued liabilities	$—	$296	$55	$1,245	$2	$1,598
Short-term loans and long-term debt due within one year		8	1	336		345

Total current liabilities	—	304	56	1,581	2	1,943

Long-term debt	250	1,829	15	1,649		3,743
Other non-current liabilities		71	388	939		1,398
Investments by and advances from parent		2,888	(275)	3,500	(6,113)	—
Total share owner’s equity of the Company	2,363					2,363
Noncontrolling interests				154		154

Total liabilities and share owners’ equity	$2,613	$5,092	$184	$7,823	$(6,111)	$9,601

	Three months ended September 30, 2012
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$488	$—	$1,259	$—	$1,747
Manufacturing, shipping, and delivery		(403)	(7)	(995)		(1,405)

Gross profit	—	85	(7)	264	—	342

Research, engineering, selling, administrative, and other		(33)	(17)	(130)		(180)
Net intercompany interest	5	(5)				—
Interest expense	(5)	(28)		(28)		(61)
Interest income				2		2
Equity earnings from subsidiaries	90	48			(138)	—
Other equity earnings		4		12		16
Other income		46		(38)		8
Earnings (loss) from continuing operations before income taxes	90	117	(24)	82	(138)	127
Provision for income taxes			(1)	(27)		(28)
Earnings (loss) from continuing operations	90	117	(25)	55	(138)	99
Earnings from discontinued operations				(2)		(2)
Net earnings (loss)	90	117	(25)	53	(138)	97
Net earnings attributable to noncontrolling interests				(7)		(7)

Net earnings (loss) attributable to the Company	$90	$117	$(25)	$46	$(138)	$90

	Three months ended September 30, 2012
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$90	$117	$(25)	$53	$(138)	$97
Other comprehensive income	103	3		78	(79)	105

Total comprehensive income (loss)	193	120	(25)	131	(217)	202

Comprehensive income attributable to noncontrolling interests				(9)		(9)

Comprehensive income (loss) attributable to the Company	$193	$120	$(25)	$122	$(217)	$193

	Three months ended September 30, 2011
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$466	$1	$1,397	$(2)	$1,862
Manufacturing, shipping, and delivery		(387)	(1)	(1,088)	1	(1,475)

Gross profit	—	79	—	309	(1)	387

Research, engineering, selling, administrative, and other		(30)	(24)	(142)		(196)
Net intercompany interest	5	(5)				—
Interest expense	(5)	(26)		(40)	1	(70)
Interest income				2		2
Equity earnings from subsidiaries	116	67			(183)	—
Other equity earnings		3		16		19
Other income		48	1	(43)		6
Earnings (loss) from continuing operations before income taxes	116	136	(23)	102	(183)	148
Provision for income taxes		(6)	(9)	(10)		(25)
Earnings (loss) from continuing operations	116	130	(32)	92	(183)	123
Earnings from discontinued operations				(3)		(3)
Net earnings (loss)	116	130	(32)	89	(183)	120
Net earnings attributable to noncontrolling interests				(4)		(4)

Net earnings (loss) attributable to the Company	$116	$130	$(32)	$85	$(183)	$116

	Three months ended September 30, 2011
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidations

Net earnings (loss)	$116	$130	$(32)	$89	$(183)	$120
Other comprehensive income	(315)	(2)		(339)	335	(321)

Total comprehensive income (loss)	(199)	128	(32)	(250)	152	(201)

Comprehensive income attributale to noncontrolling interests				2		2

Comprehensive income (loss) attributable to the Company	$(199)	$128	$(32)	$(248)	$152	$(199)

	Nine months ended September 30, 2012
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,441	$—	$3,811	$—	$5,252
Manufacturing, shipping, and delivery		(1,162)	(10)	(2,984)		(4,156)

Gross profit	—	279	(10)	827	—	1,096

Research, engineering, selling, administrative, and other		(117)	(58)	(335)		(510)
Net intercompany interest	15	(15)				—
Interest expense	(15)	(81)		(91)		(187)
Interest income				7		7
Equity earnings from subsidiaries	344	219			(563)	—
Other equity earnings		11		36		47
Other income		136		(113)		23
Earnings (loss) from continuing operations before income taxes	344	432	(68)	331	(563)	476
Provision for income taxes		(8)	(2)	(103)		(113)
Earnings (loss) from continuing operations	344	424	(70)	228	(563)	363
Loss from discontinued operations				(4)		(4)
Net earnings (loss)	344	424	(70)	224	(563)	359
Net earnings attributable to noncontrolling interest				(15)		(15)

Net earnings (loss) attributable to the Company	$344	$424	$(70)	$209	$(563)	$344

			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$344	$424	$(70)	$224	$(563)	$359
Other comprehensive income	51	6		(22)	22	57

Total comprehensive income (loss)	395	430	(70)	202	(541)	416

Comprehensive income attributable to noncontrolling interests				(21)		(21)

Comprehensive income (loss) attributable to the Company	$395	$430	$(70)	$181	$(541)	$395

	Nine months ended September 30, 2011
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,389	$3	$4,152	$(4)	$5,540
Manufacturing, shipping, and delivery		(1,158)	(5)	(3,295)	3	(4,455)

Gross profit	—	231	(2)	857	(1)	1,085

Research, engineering, selling, administrative, and other		(102)	(50)	(392)		(544)
Net intercompany interest	15	(15)				—
Interest expense	(15)	(118)	(1)	(112)		(246)
Interest income				8		8
Equity earnings from subsidiaries	271	167			(438)	—
Other equity earnings		7		45		52
Other income		173	1	(156)		18
Earnings (loss) from continuing operations before income taxes	271	343	(52)	250	(439)	373
Provision for income taxes		(10)	(1)	(74)		(85)
Earnings (loss) from continuing operations	271	333	(53)	176	(439)	288
Loss from discontinued operations				(2)		(2)
Net earnings (loss)	271	333	(53)	174	(439)	286
Net earnings attributable to noncontrolling interests				(15)		(15)

Net earnings (loss) attributable to the Company	$271	$333	$(53)	$159	$(439)	$271

	Nine months ended September 30, 2011
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$271	$333	$(53)	$174	$(439)	$286
Other comprehensive income	(81)	(26)		(115)	144	(78)

Total comprehensive income (loss)	190	307	(53)	59	(295)	208

Comprehensive income attributable to noncontrolling interests				(18)		(18)

Comprehensive income (loss) attributable to the Company	$190	$307	$(53)	$41	$(295)	$190

	Nine months ended September 30, 2012
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$—	$151	$4	$108	$50	$313
Investing Activities:
Additions to property, plant, and equipment -		(42)	(1)	(135)		(178)
Acquisitions, net of cash acquired				(5)		(5)
Net cash proceeds from asset sales and other		2		47		49
Proceeds from collection of minority partner loan				9		9

Cash utilized in investing activities	—	(40)	(1)	(84)	—	(125)
Financing Activities:
Net distribution to OI Inc.	(99)					(99)
Change in intercompany transactions	99	(58)	18	(9)	(50)	—
Additions to short term debt				(11)		(11)
Borrowings of long term debt		110		9		119
Payments of long term debt		(163)	(1)	(111)		(275)
Net receipts for hedging activity				25		25
Dividends paid to noncontrolling interests				(24)		(24)

Cash provided by (utilized in) financing activities	—	(111)	17	(121)	(50)	(265)
Effect of exchange rate change on cash				13		13

Increase (decrease) in cash	—	—	20	(84)	—	(64)
Cash at beginning of period			21	379		400

Cash at end of period	$—	$—	$41	$295	$—	$336

	Nine months ended September 30, 2011
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by (utilized in) operating activities	$—	$231	$115	$118	$(82)	$382
Investing Activities:
Additions to property, plant, and equipment -		(38)	(3)	(163)		(204)
Acquisitions, net of cash acquired		(8)		(140)		(148)
Net cash proceeds from asset sales and other				1		1

Cash utilized in investing activities	—	(46)	(3)	(302)	—	(351)
Financing Activities:
Net distribution to OI Inc.	(97)					(97)
Change in intercompany transactions	97	123	(332)	30	82	—
Additions to short term debt				40		40
Borrowings of long term debt		1,233		327		1,560
Payments of long term debt		(1,532)		(317)		(1,849)
Net payments for hedging activity				(22)		(22)
Dividends paid to noncontrolling interests				(32)		(32)
Payment of finance fees		(9)		(9)		(18)

Cash provided by (utilized in) financing activities	—	(185)	(332)	17	82	(418)
Effect of exchange rate change on cash				3		3

Decrease in cash	—	—	(220)	(164)	—	(384)
Cash at beginning of period			230	410		640

Cash at end of period	$—	$—	$10	$246	$—	$256

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs.  The segment data presented below is prepared in accordance with generally accepted accounting principles for segment reporting.  The line titled “reportable segment totals”, however, is a non-GAAP measure when presented outside of the financial statement footnotes.  Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations.  The Company’s management uses segment operating profit, in combination with net sales and selected cash flow information, to evaluate performance and to allocate resources.

Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the average cost method, while in prior years these inventories were valued using the last-in, first-out (“LIFO”) method (see Note 2 to the Condensed Consolidated Financial Statements for more information).  Also effective January 1, 2012, the Company changed its method of allocating pension expense to its reportable segments (see Note 8 to the Condensed Consolidated Financial Statements for more information).  The changes in the inventory valuation method and pension allocation have been applied retrospectively to all prior periods.  There is no impact of the change in accounting method for inventory on segment operating profit for the three months ended September 30, 2011. The impact of the change in pension expense allocation on segment operating profit for the three months ended September 30, 2011 is as follows (dollars in millions):

	As	Change in
	Originally	Pension	As
	Reported	Allocation	Adjusted
Segment operating profit:
Europe	$106	$5	$111
North America	73	(6)	67
South America	67		67
Asia Pacific	23		23
Reportable segment totals	269	(1)	268

Retained corporate costs and other	(24)	1	(23)

The impact of these changes on segment operating profit for the nine months ended September 30, 2011 is as follows (dollars in millions):

			Change in
	As	Change in	Accounting
	Originally	Pension	Method for	As
	Reported	Allocation	Inventory	Adjusted
Segment operating profit:
Europe	$284	$15	$—	$299
North America	188	(18)	10	180
South America	165			165
Asia Pacific	56			56
Reportable segment totals	693	(3)	10	700

Retained corporate costs and other	(51)	3		(48)

Financial information for the three months and nine months ended September 30, 2012 and 2011 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Sales:
Europe	$652	$770	$2,088	$2,355
North America	513	497	1,511	1,466
South America	323	310	882	881
Asia Pacific	254	270	741	778

Reportable segment totals	1,742	1,847	5,222	5,480
Other	5	15	30	60
Net Sales	$1,747	$1,862	$5,252	$5,540

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment operating profit:
Europe	$74	$111	$289	$299
North America	75	67	249	180
South America	69	67	154	165
Asia Pacific	27	23	79	56
Reportable segment totals	245	268	771	700

Items excluded from segment operating profit:
Retained corporate costs and other	(26)	(23)	(82)	(48)
Restructuring and asset impairment	(33)	(29)	(33)	(41)
Interest income	2	2	7	8
Interest expense	(61)	(70)	(187)	(246)
Earnings from continuing operations before income taxes	127	148	476	373
Provision for income taxes	(28)	(25)	(113)	(85)
Earnings from continuing operations	99	123	363	288
Loss from discontinued operations	(2)	(3)	(4)	(2)
Net earnings	97	120	359	286
Net earnings attributable to noncontrolling interests	(7)	(4)	(15)	(15)
Net earnings attributable to the Company	$90	$116	$344	$271

Amounts attributable to the Company:
Earnings from continuing operations	$92	$119	$348	$273
Loss from discontinued operations	(2)	(3)	(4)	(2)
Net earnings	$90	$116	$344	$271

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2012 and 2011

Third Quarter 2012 Highlights

•                  Net sales lower due to foreign currency exchange rate changes.

•                  Decreased segment operating profit due to lower sales volume and production curtailment measures in Europe.

Net sales were $115 million lower than the prior year, primarily due to the unfavorable effects of changes in foreign currency exchange rates.  Lower sales volume in the current quarter was offset by improved pricing.

Segment operating profit for reportable segments was $23 million lower than the prior year.  The decrease was mainly attributable to lower sales volume and higher manufacturing and delivery costs related to production curtailment measures implemented in Europe, partially offset by higher selling prices net of cost inflation.

For the third quarter of 2012 the Company recorded earnings from continuing operations attributable to the Company of $92 million compared to $119 million in the third quarter of 2011.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2012 by $23 million and decreased earnings from continuing operations attributable to the Company in 2011 by $20 million.

Results of Operations — Third Quarter of 2012 compared with Third Quarter of 2011

Net Sales

The Company’s net sales in the third quarter of 2012 were $1,747 million compared with $1,862 million for the third quarter of 2011, a decrease of $115 million, or 6%. The decrease in net sales was primarily caused by the unfavorable effects of changes in foreign currency exchange rates due to a weaker Euro and Brazilian real in relation to the U.S. dollar.  Glass container shipments, in tonnes, were down approximately 5% in the third quarter of 2012 compared to the third quarter of 2011.  The decrease in sales volume was driven by lower shipments in Europe, partially offset by higher shipments in North America and South America. Average selling prices improved in the third quarter of 2012 over the prior year as the Company increased prices to recover high cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2011		$1,847
Price
Price and product mix	$82
Cost pass-through provisions	3
Sales volume	(80)
Effects of changing foreign currency rates	(110)

Total effect on net sales		(105)
Net sales - 2012		$1,742

Europe:  Net sales in Europe in the third quarter of 2012 were $652 million compared with $770 million for the third quarter of 2011, a decrease of $118 million, or 15%.  The decrease in net sales was partly due to lower glass container shipment levels which were down approximately 11% in the third quarter of 2012 compared to the prior year.  Lower wine, beer and food bottle shipments accounted for the majority of the volume decrease, primarily a result of macroeconomic conditions in the region and the Company’s pricing strategy.  The decrease in net sales was also due to the unfavorable effects of foreign currency exchange rate changes as the Euro declined in value in relation to the U.S. dollar by approximately 11% in the third quarter of 2012 compared to the prior year.  Partially offsetting these decreases to net sales were higher selling prices resulting from the successful negotiation of annual customer contracts to recover high cost inflation from the prior year.

North America:  Net sales in North America in the third quarter of 2012 were $513 million compared with $497 million for the third quarter of 2011, an increase of $16 million, or 3%.  The increase in net sales was due to improved pricing and higher glass container shipments. The Company increased selling prices in the current year to recover high cost inflation from the prior year.  Glass container shipments, in tonnes, were up slightly in the current quarter, particularly in the food category.

South America:  Net sales in South America in the third quarter of 2012 were $323 million compared with $310 million for the third quarter of 2011, an increase of $13 million, or 4%.  The increase in net sales was due to improved pricing and higher glass container shipments.  The Company increased selling prices in 2012 to recover cost inflation.   Glass container shipments were up approximately 9% in the third quarter of 2012 compared to the prior year, particularly in the beer category.  Partially offsetting these increases to net sales was the unfavorable effects of foreign currency exchange rate changes as the Brazilian real declined in value in relation to the U.S. dollar by approximately 22% in the third quarter of 2012 compared to the prior year.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2012 were $254 million compared with $270 million for the third quarter of 2011, a decrease of $16 million, or 6%.  Glass container shipments, in tonnes, were down approximately 7% compared to the prior year, primarily attributable to lower wine and beer bottle shipments.  The lower sales volume in the current quarter was partially offset by improved pricing.

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

Segment operating profit of reportable segments in the third quarter of 2012 was $245 million compared to $268 million for the third quarter of 2011, a decrease of $23 million, or 9%.  The decrease in segment operating profit was mainly due to lower sales volume and increased manufacturing and delivery costs. As discussed above, glass container shipments were down in the third quarter of 2012 compared to the third quarter of 2011, attributable to lower volumes in Europe.  To balance capacity with lower demand in Europe, the Company curtailed production during the third quarter of 2012, resulting in higher manufacturing and delivery costs.  Partially offsetting these decreases to segment operating profit was the net effect of higher selling prices and cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2011		$268
Price and product mix	$82
Cost inflation	(47)
Price / inflation spread	35

Sales volume	(23)
Manufacturing and delivery	(32)
Operating expenses and other	2
Effects of changing foreign currency rates	(5)

Total net effect on segment operating profit		(23)
Segment operating profit - 2012		$245

Europe:  Segment operating profit in Europe in the third quarter of 2012 was $74 million compared with $111 million in the third quarter of 2011, a decrease of $37 million, or 33%.  Higher selling prices in the region offset the impact of cost inflation, however, segment operating profit decreased in the current quarter due to lower sales volume and increased manufacturing and delivery costs.  The Company implemented production curtailment measures in 2012 to balance capacity with lower demand in the region, resulting in higher manufacturing and delivery costs due to lower fixed cost absorption.  The Company will likely continue to curtail production in this region for the remainder of 2012.  Over the next several years, the Company will improve the long term profitability of this region through investments and by addressing higher cost facilities to better align its footprint with market and customer needs.

North America:  Segment operating profit in North America in the third quarter of 2012 was $75 million compared with $67 million in the third quarter of 2011, an increase of $8 million, or 12%.  The increase in segment operating profit was primarily due to higher selling prices to offset cost inflation and slightly higher sales volume.

South America:  Segment operating profit in South America in the third quarter of 2012 was $69 million compared with $67 million in the third quarter of 2011, an increase of $2 million, or 3%.  The increase in segment operating profit was primarily due to higher selling prices to offset cost inflation and higher sales volume.  To support continued growth in Brazil, the region incurred higher transportation costs to import glass containers into Brazil from its facilities in other countries.  At the end of the third quarter of 2012, the Company completed the construction of a new furnace in Brazil to partially alleviate the capacity constraints in that country.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2012 was $27 million compared with $23 million in the third quarter of 2011, an increase of $4 million, or 17%.  The increase in segment operating profit was driven by the benefits realized from the permanent footprint adjustments made in Australia over the past year and overall cost-cutting initiatives in the region.

Interest Expense

Interest expense for the third quarter of 2012 was $61 million compared with $70 million for the third quarter of 2011, a decrease of $9 million.  The decrease was principally due to lower interest rates on the Company’s variable rate debt and lower overall debt levels.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the third quarter of 2012 were $7 million compared with $4 million in the third quarter of 2011.  The increase in the current quarter was primarily a result of higher earnings in the Company’s less than wholly-owned subsidiaries in its South America segment in the third quarter of 2012.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2012 the Company recorded earnings from continuing operations attributable to the Company of $92 million compared to $119 million in the third quarter of 2011.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2012 by $23 million and decreased net earnings attributable to the Company in 2011 by $20 million.

Executive Overview – Nine Months ended September 30, 2012 and 2011

2012 Highlights

•                  Net sales lower due to foreign currency exchange rate changes and 4% decline in glass container shipments.

•                  Increased segment operating profit due to strong manufacturing performance, cost-cutting initiatives and higher pricing.

Net sales were $288 million lower than the prior year, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower sales volume, partially offset by improved pricing.

Segment operating profit for reportable segments was $71 million higher than the prior year.  The increase was mainly attributable to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  The increase was driven by improvements made in North America to correct the production and supply chain issues experienced in the prior year.

Interest expense for the first nine months of 2012 decreased $59 million over the first nine months of 2011.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011, as well as note repurchase premiums and the write-off of finance fees related to debt redeemed in 2011.

For the first nine months of 2012, the Company recorded earnings from continuing operations attributable to the Company of $348 million compared to $273 million in the first nine months of 2011.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2012 by $23 million and decreased earnings from continuing operations attributable to the Company in 2011 by $52 million.

Results of Operations – First nine months of 2012 compared with first nine months of 2011

Net Sales

The Company’s net sales in the first nine months of 2012 were $5,252 million compared with $5,540 million for the first nine months of 2011, a decrease of $288 million, or 5%. The decrease in net sales was primarily caused by the unfavorable effects of changes in foreign currency exchange rates due to a weaker Euro and Brazilian real in relation to the U.S. dollar. Glass container shipments, in tonnes, were down approximately 4% in the first nine months of 2012 compared to the first nine months of 2011.  The decrease in sales volume was driven by lower sales in Europe, partially offset by higher sales in North America and South America.  Average selling prices improved in the first nine months of 2012 over the prior year as the Company increased prices to recover high cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2011		$5,480
Price
Price and product mix	$227
Cost pass-through provisions	(15)
Sales volume	(179)
Effects of changing foreign currency rates	(291)

Total effect on net sales		(258)
Net sales - 2012		$5,222

Europe:  Net sales in Europe in the first nine months of 2012 were $2,088 million compared with $2,355 million for the first nine months of 2011, a decrease of $267 million, or 11%.  The decrease in net sales was partly attributable to the unfavorable effects of foreign currency exchange rate changes as the Euro declined in value in relation to the U.S. dollar by approximately 9% in the first nine months of 2012 compared to the prior year.  The decrease in net sales was also due to lower glass container shipment levels which were down approximately 8% in the first nine months of 2012 compared to the prior year.  Lower wine bottle shipments accounted for the majority of the volume decrease, primarily a result of macroeconomic conditions in the region and the Company’s pricing strategy.  Partially offsetting these decreases to net sales were higher selling prices resulting from the successful negotiation of annual customer contracts to recover high cost inflation from the prior year.

North America:  Net sales in North America in the first nine months of 2012 were $1,511 million compared with $1,466 million for the first nine months of 2011, an increase of $45 million, or 3%.  The increase in net sales was due to improved pricing and higher glass container shipments. The Company increased selling prices in the current year to recover high cost inflation from the prior year.  Glass container shipments, in tonnes, were up slightly in the first nine months of 2012, particularly in the wine and spirits categories.

South America:  Net sales in South America in the first nine months of 2012 were $882 million compared with $881 million for the first nine months of 2011.  Higher glass container shipments in the current year, particularly in the beer category, and increased selling prices were offset by the unfavorable effects of foreign currency exchange rate changes as the Brazilian real declined in value in relation to the U.S. dollar by approximately 18% in the first nine months of 2012 compared to the prior year.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2012 were $741 million compared with $778 million for the first nine months of 2011, a decrease of $37 million, or 5%.  Glass container shipments, in tonnes, were down approximately 9% in the first nine months of 2012 compared to the prior year, primarily attributable to lower wine and beer bottle shipments. The lower sales volume was also due to furnace rebuilds in the first quarter of 2012.

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

Segment operating profit of reportable segments in the first nine months of 2012 was $771 million compared to $700 million for the first nine months of 2011, an increase of $71 million, or 10%.  The increase in segment operating profit was primarily due to strong manufacturing performance, cost-cutting initiatives and higher selling prices to offset inflation.  Manufacturing and delivery costs were lower in the current year mainly as a result of improvements made in North America to correct the production and supply chain issues experienced in the prior year and cost savings achieved from the permanent footprint adjustments made in Australia over the past year.  These improvements outweighed the unfavorable impacts of the production curtailments in Europe during the third quarter of 2012.  Manufacturing costs were also lower in the current year due to the non-recurrence of approximately $9 million of costs related to flooding in Australia during the first quarter of 2011.  The Company increased selling prices in the current year to offset the high cost inflation experienced during 2011. Operating expenses were also lower in the first nine months of 2012 due to global cost reductions.  Partially offsetting these increases to segment operating profit were lower sales volume and the unfavorable effects of foreign currency exchange rate changes.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2011		$700
Price and product mix	$227
Cost inflation	(149)
Price / inflation spread	78

Sales volume	(49)
Manufacturing and delivery	48
Operating expenses and other	27
Effects of changing foreign currency rates	(33)

Total net effect on segment operating profit		71
Segment operating profit - 2012		$771

Europe:  Segment operating profit in Europe in the first nine months of 2012 was $289 million compared with $299 million in the first nine months of 2011, a decrease of $10 million, or 3%.  The decrease in segment operating profit was mainly attributable to lower sales volume, higher manufacturing and delivery costs and the unfavorable effect of foreign currency exchange rate changes.  Higher manufacturing and delivery costs were driven by production curtailment measures implemented in 2012 to balance capacity with lower demand in the region, resulting in higher manufacturing and delivery costs due to lower fixed cost absorption.  These decreases to segment operating profit more than offset the favorable effects of higher production efficiencies experienced in the first half of 2012, as well as the favorable effects of higher selling prices to offset inflation and current year cost control initiatives.

North America:  Segment operating profit in North America in the first nine months of 2012 was $249 million compared with $180 million in the first nine months of 2011, an increase of $69 million, or 38%.  The increase in segment operating profit was primarily due to strong manufacturing performance and improvements made to correct the production and supply chain issues experienced in the prior year.  High production rates in the first nine months of 2012, along with the restarting of two idled furnaces in the second half of 2011, resulted in higher fixed cost absorption compared to the prior year.  Segment operating profit also increased during the first nine months of 2012 due to higher selling prices to offset inflation and cost control initiatives.

South America:  Segment operating profit in South America in the first nine months of 2012 was $154 million compared with $165 million in the first nine months of 2011, a decrease of $11 million, or 7%.  The decrease in segment operating profit was primarily due to the unfavorable effects of foreign currency exchange rate changes.  Higher sales volume in the first nine months of 2012 benefited segment operating profit compared to the prior year, but was partially offset by higher transportation costs as the region imported glass containers from its facilities in other countries into Brazil to support the continued growth in that country.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2012 was $79 million compared with $56 million in the first nine months of 2011, an increase of $23 million, or 41%.  The increase in segment operating profit was primarily due to benefits realized from the permanent footprint adjustments made in Australia over the past year and overall cost-cutting initiatives in the region, partially offset by lower sales volume.  The increase in segment operating profit was also due to the non-recurrence of approximately $9 million of costs related to flooding in Australia during the first quarter of 2011.

Interest Expense

Interest expense for the first nine months of 2012 was $187 million compared with $246 million for the first nine months of 2011.  The 2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense decreased approximately $34 million.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2012 was 23.7% compared with 22.8% for the first nine months of 2011.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company expects that the full year effective tax rate for 2012 will be between 24% to 25% compared with 21.6% for 2011.  The increase in the expected effective tax rate for the full year 2012 is due to the Company’s current expected change in mix of earnings by jurisdictions.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests in the first nine months of 2012 were $15 million compared with $15 million in the first nine months of 2011.  Net earnings attributable to noncontrolling interests in 2011 included $3 million of charges related to items that management considered not representative of ongoing operations.  Exclusive of these items, net earnings attributable to noncontrolling interests in the first nine months of 2012 decreased $3 million from the first nine months of 2011.  This decrease was primarily a result of lower earnings in the

Company’s less than wholly-owned subsidiaries in its Europe and South America segments in 2012.

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2012, the Company recorded earnings from continuing operations attributable to the Company of $348 million compared to $273 million in the first nine months of 2011.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2012 by $23 million and decreased earnings from continuing operations attributable to the Company in 2011 by $52 million.

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2012 was $26 million compared with $23 million for the third quarter of 2011, and $82 million for the first nine months of 2012 compared to $48 million for the first nine months of 2011.  Retained corporate costs and other for the nine months ended September 30, 2012 reflect approximately $20 million of lower earnings from global machine and equipment sales and other technical and engineering services. Retained corporate costs and other for 2012 also reflect higher management incentive compensation expense and lower earnings from the Company’s equity investment in a soda ash mining operation.

Restructuring and Asset Impairment

During the three months and nine months ended September 30, 2012, the Company recorded restructuring and asset impairment charges totaling $9 million in the Company’s Europe segment and $27 million in its Asia Pacific segment primarily related to the closure of a furnace in each segment.  During the three months and nine months ended September 30, 2012, the Company also recorded a reduction in restructuring charges for $3 million related to a gain on the sale of a previously closed facility in North America.

During the three months and nine months ended September 30, 2011, the Company recorded restructuring and asset impairment charges of $23 million and $35 million, respectively, related to the completed and planned closures of furnaces and machine lines in the Company’s Asia Pacific segment.  During the three months and nine months ended September 30, 2011, the Company also recorded restructuring charges totaling $6 million for headcount reductions, primarily in the Company’s South America segment.

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

The loss from discontinued operations of $2 million and $4 million for the three and nine months ended September 30, 2012, respectively, consisted primarily of ongoing legal fees related to the expropriation.

Capital Resources and Liquidity

As of September 30, 2012, the Company had cash and total debt of $336 million and $3.9 billion, respectively, compared to $256 million and $4.1 billion, respectively, as of September 30, 2011.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of September 30, 2012 was $295 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At September 30, 2012, the Agreement included a $900 million revolving credit facility, a 119 million Australian dollar term loan, a $548 million term loan, a 110 million Canadian dollar term loan, and a €134 million term loan, each of which has a final maturity date of May 19, 2016.  At September 30, 2012, the Company’s subsidiary borrowers had unused credit of $807 million available under the Agreement.

The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2012 was 2.52%.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.  Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011

Balance (included in short-term loans)	$276	$281	$233

Weighted average interest rate	1.13%	2.41%	1.87%

Cash Flows

Free cash flow was $139 million for the first nine months of 2012 compared to $179 million for the first nine months of 2011.  The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow for the nine months ended September 30, 2012 and 2011 is calculated as follows:

	2012	2011
Cash provided by continuing operating activities	$317	$383
Additions to property, plant and equipment	(178)	(204)
Free cash flow	$139	$179

Operating activities:  Cash provided by continuing operating activities was $317 million for the nine months ended September 30, 2012, compared with $383 million for the nine months ended September 30, 2011.  The decrease in cash flows from continuing operating activities was primarily due to an increase in working capital of $325 million in 2012 compared to $235 million in 2011. The larger increase in working capital during 2012 was mainly due to a decrease in accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable.  The decrease in cash flows from continuing operating activities was also due to an increase in cash paid for restructuring activities of $20 million, an increase in pension plan contributions of $33 million and an increase in income taxes paid of $13 million, partially offset by higher earnings and a decrease in cash paid related to the SAP implementation.

Investing activities: Cash utilized in investing activities was $125 million for the nine months ended September 30, 2012 compared to $351 million for the nine months ended September 30, 2011.  Capital spending for property, plant and equipment during the nine months ended September 30, 2012 was $178 million compared with $204 million in the prior year.  Cash utilized in investing activities in 2012 included $5 million for the final payment related to an acquisition in China in 2010.  During the first nine months of 2012, the Company received $42 million from the Chinese government as partial compensation for the land in China that the Company is required to return to the government.  The Company also received $9 million in 2012 from one of its noncontrolling partners in South America as repayment of a loan.  Cash utilized in investing activities in 2011 included $148 million for acquisitions, primarily related to the acquisition of the noncontrolling interest of the Company’s southern Brazil operation.

Financing activities:  Cash utilized in financing activities was $265 million for the nine months ended September 30, 2012 compared to $418 million for the nine months ended September 30, 2011. Financing activities in 2012 included repayments of long-term debt of $275 million and short-term loans of $11 million, partially offset by additions to long-term debt of $119 million. Financing activities in 2011 included additions to long-term debt of approximately $1.6 billion, primarily related to borrowings under the Company’s new bank credit agreement, and repayments of long-term debt of approximately $1.8 billion, primarily related to the cancellation of the old bank credit agreement and the redemption of the senior notes due 2014.

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

There have been no material changes in critical accounting estimates at September 30, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  The Company is undertaking the phased implementation of an Enterprise Resource Planning (“ERP”) software system.   The phased implementation was completed in the North America segment during the first quarter of 2012, resulting in changes to certain processes in that segment. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation. There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Report and is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2012 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exhibit 101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS, INC.

Date	October 25, 2012	By	/s/ Stephen P. Bramlage, Jr.
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

101

Financial statements from the quarterly report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) The Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*                 This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.