Form 10-K
period 2012-12-31
OWENS-ILLINOIS GROUP INC
filed 2013-02-13
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes ☐ No ☒

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

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2013 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of  Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Friday, May 17, 2013 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

i

PART I

ITEM 1.                                                BUSINESS

General Development of Business

Owens-Illinois Group, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903.  The Company is the largest manufacturer of glass containers in the world with 79 glass manufacturing plants in 21 countries.  It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it is located.

Company Strategy

The Company’s ambition is to be the world’s leading maker of brand-building glass containers, delivering unmatched quality, innovation and service to its customers; generating strong financial results for its investors; and providing a safe, motivating and engaging work environment for its employees.  To accomplish this ambition, the Company is focusing on the following objectives:

•                  Reduce structural costs through specific programs such as permanent footprint adjustments, asset optimization and global cost-cutting initiatives;

•                  Grow selectively by taking advantage of the Company’s position in emerging markets around the world and strengthening the Company’s position in Europe and North America;

•                  Deliver brand-building product innovation to the Company’s customers to help them build, develop and expand their brands; and

•                  Invest strategically in technology and research and development to reduce manufacturing costs and to improve efficiency, flexibility, reliability and innovation.

Reportable Segments

The Company has four reportable segments based on its geographic locations: Europe, North America, South America, and Asia Pacific. Information as to sales, earnings from continuing operations before interest income, interest expense, and provision for income taxes and excluding amounts related to certain items that management considers not representative of ongoing operations (“segment operating profit”), and total assets by reportable segment is included in Note 2 to the Consolidated Financial Statements.

Products and Services

The Company produces glass containers for alcoholic beverages, including beer, flavored malt beverages, spirits and wine.  The Company also produces glass packaging for a variety of food items, soft drinks, teas, juices and pharmaceuticals.  The Company manufactures glass containers in a wide range of sizes, shapes and colors and is active in new product development and glass container innovation.

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The Company’s largest customers consist mainly of the leading food and beverage manufacturers in the world, including (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Carlsberg, Coca-Cola, Constellation, Diageo, Heineken, Kirin, MillerCoors, Nestle, PepsiCo, Pernod Ricard, SABMiller, and Saxco International.   No customer represents more than 10% of the Company’s consolidated net sales.

The Company sells most of its glass container products directly to customers under annual or multi-year supply agreements.  Multi-year contracts typically provide for price adjustments based on cost changes.  The Company also sells some of its products through distributors. Many customers provide the Company with regular estimates of its product needs, which enables the Company to schedule glass container production to maintain reasonable levels of inventory. Due to the significance of transportation costs and the importance of timely delivery, glass container manufacturing facilities are generally located in close proximity to customers.

Markets and Competitive Conditions

The Company’s principal markets for glass container products are in Europe, North America, South America and Asia Pacific.

Europe.  The Company has a leading share of the glass container segment of the rigid packaging market in Europe, with 36 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom.  The Company is also involved in a joint venture that manufactures glass containers in Italy.  These plants primarily produce glass containers for the beer, wine, champagne, spirits and food markets in these countries.  Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropak and Vidrala.

North America. The Company has 19 glass container manufacturing plants in the U.S. and Canada, and is also involved in a joint venture that manufactures glass containers in the U.S.  The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers.  The principal glass container competitors in the U.S. are Verallia North America and Ardagh Group.  Imports from Mexico, China and other countries also compete in U.S. glass container segments.  Additionally, a few major consumer packaged goods companies self-manufacture glass containers.

South America.  The Company has 13 glass manufacturing plants in South America, located in Argentina, Brazil, Colombia, Ecuador and Peru. In South America, the Company maintains a diversified portfolio serving several markets, including beer, non-alcoholic beverages, spirits, flavored malt beverages, wine, food and pharmaceuticals.  The region also has a large infrastructure for returnable/refillable glass containers.  The Company competes directly with Verallia in Brazil and Argentina, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.

Asia Pacific. The Company has 11 glass container manufacturing plants in the Asia Pacific region, located in Australia, China, Indonesia and New Zealand. It is also involved in joint venture operations in China, Malaysia and Vietnam.  In Asia Pacific, the Company primarily produces glass containers for the beer, wine, food and non-alcoholic beverage markets.  The Company competes directly with Amcor Limited in Australia, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.  In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers.  Competition is based on quality, price, service, innovation and the marketing attributes of the container.  The principal competitors producing metal containers include Amcor, Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited, Plastipak Packaging, Inc. and Silgan Holdings Inc.  The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

The Company seeks to provide products and services to customers ranging from large multinationals to small local breweries and wineries in a way that creates a competitive advantage for the Company.  The Company believes that it is often the glass container partner of choice because of its innovation and branding capabilities, its global footprint and its expertise in manufacturing know-how and process technology.

Seasonality

Sales of many glass container products such as beer, beverages and food are seasonal.  Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in South America are typically greater in the third and fourth quarters of the year.

Manufacturing

The Company has 79 glass manufacturing plants.  It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

The Company operates machine shops that assemble, rebuild and repair high-productivity glass forming machines, as well as mold shops that manufacture molds and related equipment.  The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Australia, Poland, Peru and China.

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

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil and electrical power.  Adequate supplies of energy are generally available at all of the Company’s manufacturing locations.  Energy costs typically account for 10-25% of the Company’s total manufacturing costs, depending on the cost of energy, the type of energy available, the factory location and the particular energy requirements.  The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas and fuel oil in volatile markets such as North America and Europe.

In North America, approximately 90% of the sales volume is tied to customer contracts that contain provisions that pass the price of natural gas to the customer, effectively reducing the North America segment’s exposure to changing natural gas market prices.  Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity futures contracts related to its forecasted requirements in North America.  The objective of these futures contracts is to reduce potential volatility in cash flows and expense due to changing market prices.  The Company continually evaluates the energy markets with respect to its forecasted energy requirements to optimize its use of commodity futures contracts.

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

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world.  These agreements cover areas related to manufacturing and engineering assistance.  The worldwide licensee network provides a stream of revenue to help support the Company’s development activities.   In the years 2012, 2011 and 2010, the Company earned $17 million, $16 million and $16 million, respectively, in royalties and net technical assistance revenue on a continuing operations basis.

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities.  Expenditures for these activities were $62 million, $71 million and $62 million for 2012, 2011 and 2010, respectively.  The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light-weighting and further automation of manufacturing activities.  The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio.  The Company is currently building a new research and development  facility at this location that is expected to be completed in the second half of 2013. This new facility will enable the Company to expand its research and development capabilities.

The Company holds a large number of patents related to a wide variety of products and processes and has a substantial number of patent applications pending.  While the aggregate of the Company’s patents are of material importance to its businesses, the Company does not consider that any patent or group of patents relating to a particular product or process is of material importance when judged from the standpoint of any individual segment or its businesses as a whole.

Sustainability and the Environment

The Company is committed to reducing the impact its products and operations have on the environment.  As part of this commitment, the Company has set targets for increasing the use of recycled glass in its manufacturing process, while reducing energy consumption and carbon dioxide equivalent (“CO2”) emissions.  Specific actions taken by the Company include working with governments and other organizations to establish and financially support recycling initiatives, partnering with other entities throughout the supply chain to improve the effectiveness of recycling efforts, reducing the weight of glass packaging and investing in research and development to reduce energy consumption in its manufacturing process.

The Company’s worldwide operations, in addition to other companies within the industry, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety.  The Company strives to abide by and uphold such laws and regulations.

Glass Recycling and Bottle Deposits

The Company is an important contributor to recycling efforts worldwide and is among the largest users of recycled glass containers.  If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to make glass containers using 100% recycled glass.  Using recycled glass in the manufacturing process reduces energy costs and prolongs the operating life of the glass melting furnaces.

In the U.S., Canada, Europe and elsewhere, government authorities have adopted or are considering legal requirements that would mandate certain recycling rates, the use of recycled materials, or limitations on or preferences for certain types of packaging.  The Company believes that governments worldwide will continue to develop and enact legal requirements around guiding customer and end-consumer packaging choices.

Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws.  As of December 31, 2012, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of consumer bottle deposit laws in effect. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

A number of U.S. states and Canadian provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit and on-premise recycling.  Although there is no clear trend in the direction of these state and provincial laws and regulations, the Company believes that U.S. states and Canadian provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws, which will impact supplies of recycled glass.  As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

Air Emissions

In Europe, the European Union Emissions Trading Scheme (“EUETS”) is in effect to facilitate emissions reduction.  The Company’s manufacturing facilities which operate in EU countries must restrict the volume of their CO2 emissions to the level of their individually allocated emissions allowances as set by country regulators.   If the actual level of emissions for any facility exceeds its allocated allowance, additional allowances can be bought to cover deficits; conversely, if the actual level of emissions for any facility is less than its allocation, the excess allowances can be sold.  The EUETS has not had a material effect on the Company’s results to date. However, should the regulators significantly restrict the number of emissions allowances available, it could have a material effect in the future.

In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, at the federal, state and provincial levels of government.  There are numerous proposals pending before the U.S. Congress which would create a cap-and-trade emissions trading scheme for CO2, but no legislation has been adopted into law.  Other proposals would adopt a national carbon tax or would create restrictions on CO2 emissions without utilizing a cap-and-trade system.  The U.S. Environmental Protection Agency (“EPA”) regulates emissions of hazardous air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators.  The EPA also implemented the Cross-State Air Pollution Rule, which set stringent emissions limits in many states starting in 2012.  The state of California adopted cap-and-trade legislation aimed at reducing greenhouse gas emissions starting in 2013.  These rules may result in higher energy prices and other costs to the Company.

In Asia Pacific, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008 in Australia. This act established a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. In 2011, the Australian government adopted a carbon pricing mechanism that took effect in July 2012, which requires certain manufacturers to pay a tax based on their carbon-equivalent emissions.  In New Zealand, the government made a number of amendments to the emissions trading scheme passed into law in September 2008. One of the changes introduced a transition phase to the scheme between July 1, 2010 and December 31, 2012. During this period, participants were able to buy emission units from the government.

In South America, the Brazilian government passed a law in 2009 requiring companies to reduce the level of greenhouse gas emissions by the year 2020.  Implementation of this law is expected in 2013 once the mechanics are more fully defined.  In the other South American countries, national and local governments are considering proposals that would impose regulations to reduce CO2 emissions, but no legislation has been implemented to date.

The Company is unable to predict what environmental legal requirements may be adopted in the future.  However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions-reducing projects.  As such, the Company has made significant expenditures for environmental improvements at certain of its facilities over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows.  The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

Employees

The Company’s worldwide operations employed approximately 22,500 persons as of December 31, 2012.  Approximately 79% of North American employees are hourly workers covered by collective bargaining agreements.  The principal collective bargaining agreement, which at December 31, 2012, covered approximately 91% of the Company’s union-affiliated employees in North America, will expire on March 31, 2013. Approximately 65% of employees in South America are unionized, although according to the labor legislation in each country, 100% of employees are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates.  In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Available Information

The Company is a 100% owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  The Company does not have a website; however, certain general information about the Company’s operations is available from OI Inc.’s website at www.o-i.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Compensation, Nominating/Corporate Governance and Audit Committees are also available on the Investor Relations section of OI Inc.’s website.  Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above.

ITEM 1A.                                       RISK FACTORS

Substantial Leverage — The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2012, the Company had approximately $3.8 billion of total debt outstanding, a decrease from $4.0 billion at December 31, 2011.

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

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2012, the Company’s debt subject to variable interest rates represented approximately 33% of total debt.

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

The Company can provide no assurance that it could affect or implement any of these alternatives on satisfactory terms, if at all.

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

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos dust and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $10 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $165 million, $170 million, and $179 million for the years ended December 31, 2012, 2011, and 2010, respectively. In the fourth quarter of 2012, OI Inc. recorded a charge of $155 million to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

As a result of the magnitude of OI Inc.’s obligations for asbestos-related lawsuits and its dependence on the cash flows of its subsidiaries, the Company expects that a substantial portion of its cash flow will be used to make payments to OI Inc. to enable it to satisfy these obligations. These payments will reduce the cash flow available to the Company for other purposes. For additional information regarding OI Inc.’s asbestos-related lawsuits, claims and payments, see Note 12 to the Consolidated Financial Statements.

International Operations — The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world.  Net sales from international operations totaled approximately $5.2 billion, representing approximately 75% of the

Company’s net sales for the year ended December 31, 2012.  As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including:

•                  Political, social and economic instability;

•                  War, civil disturbance or acts of terrorism;

•                  Taking of property by nationalization or expropriation without fair compensation;

•                  Changes in governmental policies and regulations;

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

•                  Changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations; and

•                  Complying with the U.S. Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage and requires companies to maintain accurate books and records and internal controls.

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

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business.  Depending on the location and mix of energy sources, energy accounts for 10% to 25% of total production costs.  Substantial increases and volatility in energy costs could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on operations.

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

The Company’s operations and properties are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety.  Such legal requirements frequently change and vary among jurisdictions.  The Company’s operations and properties must comply with these legal requirements.  These requirements may have a material adverse effect on operations.

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

A number of governmental authorities have enacted, or are considering enacting, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials.  In addition, some companies with packaging needs have responded to such developments and/or perceived environmental concerns of consumers by using containers made in whole or in part of recycled materials.  Such developments may reduce the demand for some of the Company’s products and/or increase the Company’s costs, which may have a material adverse effect on operations.

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

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2012, covered approximately 79% of the Company’s employees in North America. Approximately 65% of employees in South America are unionized, although according to the labor legislation of each country, 100% of employees are covered by collective bargaining agreements.  The agreement covering substantially all of the Company’s union-affiliated employees in its U.S. glass container operations expires on March 31, 2013.  The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

The Company continues to undertake the phased implementation of an Enterprise Resource Planning (“ERP”) software system. The implementation of a new ERP system poses several challenges related to, among other things, training of personnel, communication of new rules and procedures, migration of data and the potential instability of the system.  While the Company has taken steps to mitigate these challenges, the unsuccessful implementation of the ERP system could have a material adverse effect on the Company’s operations.

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

Goodwill at December 31, 2012 totaled $2.1 billion.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.    These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding — An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $219 million, $59 million and $23 million to its defined benefit pension plans in 2012, 2011 and 2010, respectively.  The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans.  A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans.  An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2012 are listed below.  All properties are glass container plants and are owned in fee, except where otherwise noted.

North American Operations
United States
Atlanta, GA	Portland, OR
Auburn, NY	Streator, IL
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH
Oakland, CA

Canada
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney

China
Shanghai	Wuhan
Tianjin	Xianxian
Tianjin (mold shop)	Zhaoqing

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

South American Operations
Argentina
Rosario

Brazil
Fortaleza	Sao Paulo
Recife	Vitoria de Santo Antao (glass container and
Rio de Janeiro (glass container	tableware)
and tableware)

Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira (glass container and flat glass)

Ecuador
Guayaquil

Peru
Callao	Lurin (1)

Other Operations
Machine Shops and Engineering Support Center
Brockway, Pennsylvania	Lurin, Peru
Cali, Colombia	Perrysburg, Ohio
Clayton, Australia	Shanghai, China
Jaroslaw, Poland

Corporate Facilities
Hawthorn, Australia (1)	Bussigny-Lausanne, Switzerland (1)
Perrysburg, Ohio (1)

(1)    This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.                                                LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 12 to the Consolidated Financial Statements.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 6.                                                SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2012.  The financial data for each of the five years in the period ended December 31, 2012 was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Dollar amounts in millions)

Consolidated operating results (a):
Net sales	$7,000	$7,358	$6,633	$6,652	$7,540
Manufacturing, shipping and delivery (b)	(5,626)	(5,969)	(5,281)	(5,316)	(5,989)

Gross profit	1,374	1,389	1,352	1,336	1,551

Selling and administrative, research, development and engineering	(617)	(627)	(554)	(551)	(565)
Other expense (c)	(135)	(783)	(57)	(262)	(146)
Other revenue	109	104	104	95	103
Earnings before interest expense and items below	731	83	845	618	943
Interest expense (d)	(248)	(314)	(249)	(222)	(253)
Earnings (loss) from continuing operations before income taxes	483	(231)	596	396	690
Provision for income taxes (e)	(108)	(85)	(137)	(110)	(211)
Earnings (loss) from continuing operations	375	(316)	459	286	479
Earnings from discontinued operations			31	66	96
Gain (loss) on disposal of discontinued operations	(2)	1	(337)		7
Net earnings (loss)	373	(315)	153	352	582
Net earnings attributable to noncontrolling interests	(34)	(20)	(42)	(36)	(70)
Net earnings (loss) attributable to the Company	$339	$(335)	$111	$316	$512

	Years ended December 31,
	2012	2011	2010	2009	2008
	(Dollar amounts in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$378	$405	$369	$364	$420
Amortization of intangibles	34	17	22	21	29
Amortization of deferred finance fees (included in interest expense)	33	32	19	10	8

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$641	$663	$868	$975	$652
Total assets	8,598	8,975	9,793	8,764	8,013
Total debt	3,773	4,033	4,278	3,608	3,325
Share owners’ equity	1,516	1,512	2,541	2,258	1,824

Free cash flow (f)	$455	$390	$279	$512	$530

Note that items (b) through (e) below relate to items management considers not representative of ongoing operations.

(a)         Amounts for 2008 — 2011 have been adjusted to reflect the retrospective application of a change in the method of valuing U.S. inventories to average cost from last-in, first-out.

Amounts related to the Company’s Venezuelan operations have been reclassified to discontinued operations for 2008 — 2010 as a result of the expropriation of those operations in 2010.

(b)         Amount for 2010 includes charges of $12 million ($7 million after tax amount attributable to the Company) for acquisition-related fair value inventory adjustments

(c)          Amount for 2012 includes charges of $168 million ($144 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges, and a gain of $61 million ($33 million after tax amount attributable to the Company) related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

Amount for 2011 includes charges of $641 million ($640 million after tax amount attributable to the Company) to write down goodwill in the Asia Pacific segment and $112 million ($91 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges.

Amount for 2010 includes charges of $13 million ($11 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges, and $20 million (pretax and after tax amount attributable to the Company) for acquisition-related restructuring, transaction and financing costs.

Amount for 2009 includes charges of $207 million ($180 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges, and $18 million ($17 million after tax amount attributable to the Company) for the remeasurement of certain bolivar-denominated assets and liabilities held outside of Venezuela.

Amount for 2008 includes charges of $133 million ($110 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges.

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

Includes additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt as follows:  $9 million ($8 million after tax amount attributable to the Company) for 2011; and $3 million (pretax and after tax amount attributable to the Company) for 2010.

(e)          Amount for 2012 includes a tax benefit of $14 million for certain tax adjustments.

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

(f)           The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow is calculated as follows (dollars in millions):

Years ended December 31,	2012	2011	2010	2009	2008

Cash provided by continuing operating activities	$745	$675	$779	$919	$870
Additions to property, plant, and equipment - continuing	(290)	(285)	(500)	(407)	(340)
Free cash flow	$455	$390	$279	$512	$530

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

Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the average cost method, while in prior years these inventories were valued using the last-in, first-out (“LIFO”) method (see Note 1 to the Consolidated Financial Statements for more information).  Also effective January 1, 2012, the Company changed its method of allocating pension expense to its reportable segments (see Note 2 to the Consolidated Financial Statements for more information).  The changes in the inventory valuation method and pension allocation have been applied retrospectively to all prior periods.

The impact of the changes in the accounting method for inventory and in pension expense allocation on segment operating profit for the year ended December 31, 2011 is as follows (dollars in millions):

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$325	$20	$—	$345
North America	236	(24)	10	222
South America	250			250
Asia Pacific	83			83

Reportable segment totals	894	(4)	10	900
Retained corporate costs and other	(79)	4		(75)

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2010 is as follows (dollars in millions):

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$324	$16	$—	$340
North America	275	(24)	2	253
South America	224			224
Asia Pacific	141	3		144

Reportable segment totals	964	(5)	2	961
Retained corporate costs and other	(89)	5		(84)

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2012	2011	2010
Net sales:
Europe	$2,717	$3,052	$2,746
North America	1,966	1,929	1,879
South America	1,252	1,226	975
Asia Pacific	1,028	1,059	996

Reportable segment totals	6,963	7,266	6,596
Other	37	92	37
Net sales	$7,000	$7,358	$6,633

	2012	2011	2010
Segment operating profit:
Europe	$307	$345	$340
North America	288	222	253
South America	227	250	224
Asia Pacific	113	83	144
Reportable segment totals	935	900	961

Items excluded from segment operating profit:
Retained corporate costs and other	(106)	(75)	(84)
Restructuring, asset impairment and related charges	(168)	(112)	(13)
Gain on China land compensation	61
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs			(32)
Charge for goodwill impairment		(641)
Interest income	9	11	13
Interest expense	(248)	(314)	(249)
Earnings (loss) from continuing operations before income taxes	483	(231)	596
Provision for income taxes	(108)	(85)	(137)
Earnings (loss) from continuing operations	375	(316)	459
Earnings from discontinued operations			31
Gain (loss) on disposal of discontinued operations	(2)	1	(337)
Net earnings (loss)	373	(315)	153
Net earnings attributable to noncontrolling interests	(34)	(20)	(42)
Net earnings (loss) attributable to the Company	$339	$(335)	$111

Net earnings (loss) from continuing operations attributable to the Company	$341	$(336)	$422

Note:  all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Comparison of 2012 with 2011

2012 Highlights

•                  Net sales lower due to foreign currency exchange rate changes and 5% decline in glass container shipments, partially offset by higher selling prices

•                  Increased segment operating profit due to higher selling prices to offset cost inflation, as well as improved manufacturing performance in North America and cost savings from permanent footprint adjustments made in Australia

•                  Strong cash generation used to prepay debt, make discretionary pension contributions and initiate a share repurchase program

Net sales were $358 million lower than the prior year, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower sales volumes, partially offset by improved pricing.

Segment operating profit for reportable segments was $35 million higher than the prior year.  The increase was mainly attributable to higher selling prices to offset inflation, improvements made in North

America to correct the production and supply chain issues from 2011, cost savings achieved from the permanent footprint adjustments made in Australia and global cost-cutting initiatives.  These increases to segment operating profit were partially offset by the unfavorable effects of changes in foreign currency exchange rates, the unfavorable impacts of the production curtailments in Europe and lower sales volume.

Interest expense in 2012 decreased $66 million over 2011.  The decrease was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011, as well as the non-recurrence of note repurchase premiums and the write-off of finance fees related to debt redeemed in 2011.  Interest expense also decreased due to the prepayment in 2012 of term loans under the Company’s bank credit agreement.

The Company recorded earnings from continuing operations attributable to the Company in 2012 of $341 million compared to a loss from continuing operations attributable to the Company of $336 million for 2011.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company by $97 million in 2012 and $740 million in 2011.

Results of Operations - Comparison of 2012 with 2011

Net Sales

The Company’s net sales in 2012 were $7,000 million compared with $7,358 million in 2011, a decrease of $358 million, or 5%.  The decrease in net sales was caused by the unfavorable effects of changes in foreign currency exchange rates and lower sales volumes, partially offset by improved pricing.  The unfavorable effects of changes in foreign currency exchange rates were primarily due to a weaker Euro and Brazilian real in relation to the U.S. dollar.  Glass container shipments, in tonnes, were down approximately 5% in 2012 compared to 2011, driven by lower sales in Europe and Asia Pacific, partially offset by higher sales in South America.  Average selling prices improved in 2012 over the prior year as the Company increased prices to recover high cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2011		$7,266
Price
Price and product mix	$322
Cost pass-through provisions	(18)
Sales volume	(287)
Effects of changing foreign currency rates	(320)

Total effect on net sales		(303)
Net sales - 2012		$6,963

Europe:  Net sales in Europe in 2012 were $2,717 million compared with $3,052 million in 2011, a decrease of $335 million, or 11%.  The decrease in net sales was partly attributable to the unfavorable effects of foreign currency exchange rate changes as the Euro declined in value in relation to the U.S. dollar by approximately 8% in 2012 compared to the prior year.  The decrease in net sales was also due to lower glass container shipment levels which were down approximately 9%  in 2012 compared to 2011.  Lower wine and food bottle shipments accounted for the majority of the volume decrease, primarily a result of macroeconomic conditions in the region and the Company’s pricing strategy.  Partially offsetting these decreases to net sales were higher selling prices resulting from the successful negotiation of annual customer contracts to recover high cost inflation.

North America:  Net sales in North America in 2012 were $1,966 million compared with $1,929 million in 2011, an increase of $37 million, or 2%.  The increase in net sales was due to improved pricing, as the Company increased selling prices in the current year to recover high cost inflation. Glass container shipments in 2012 were similar to 2011 shipments.

South America:  Net sales in South America in 2012 were $1,252 million compared with $1,226 million in 2011, an increase of $26 million, or 2%.  The increase in net sales was due to improved pricing and higher glass container shipments.  The Company increased selling prices in 2012 to recover high cost inflation. Glass container shipments were up about 6% in the current year, particularly in the beer category.  Partially offsetting these increases to net sales was the unfavorable effects of foreign currency exchange rate changes as the Brazilian real declined in value in relation to the U.S. dollar by approximately 17% in 2012 compared to 2011.

Asia Pacific:  Net sales in Asia Pacific in 2012 were $1,028 million compared with $1,059 million in 2011, a decrease of $31 million, or 3%.  The decrease in net sales was caused by lower glass container shipments, partially offset by higher selling prices to recover high cost inflation. Glass container shipments, in tonnes, were down approximately 9% in 2012 compared to the prior year.  In 2012, the Company continued to experience declines in shipments of wine and beer bottles primarily due to the off-shoring of Australian wine bottling and lower beer consumption due to macroeconomic conditions.

Segment Operating Profit

Operating profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained corporate costs and other.  For further information, see Segment Information included in Note 2 to the Consolidated Financial Statements.

Segment operating profit of reportable segments in 2012 was $935 million compared to $900 million in 2011, an increase of $35 million, or 4%.  The increase in segment operating profit was primarily due to higher selling prices to recover high cost inflation, improved manufacturing performance in North America, footprint adjustments in Australia and global cost-cutting initiatives.  These increases in segment operating profit were partially offset by the unfavorable effects of changes in foreign currency exchange rates, production curtailments in Europe and lower sales volume.  Manufacturing and delivery costs were comparable to the prior year as lower costs in 2012 due to the improvements made in North America to correct the production and supply chain issues from 2011 and cost savings achieved from the permanent footprint adjustments made in Australia were offset by the unfavorable impacts of the production curtailments in Europe in the second half of 2012.  Operating expenses were lower in 2012 compared to 2011 due to global cost reductions and the non-recurrence of expenses in 2011 related to the implementation of an ERP system.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2011		$900
Price and product mix	$322
Cost inflation	(194)
Price / inflation spread	128

Sales volume	(77)
Manufacturing and delivery	—
Operating expenses and other	21
Effects of changing foreign currency rates	(37)

Total net effect on segment operating profit		35
Segment operating profit - 2012		$935

Europe:  Segment operating profit in Europe in 2012 was $307 million compared with $345 million in 2011, a decrease of $38 million, or 11%.  The decrease in segment operating profit was mainly attributable to lower sales volume, higher manufacturing and delivery costs and the unfavorable effect of foreign currency exchange rate changes.  Higher manufacturing and delivery costs were driven by lower fixed cost absorption  due to production curtailment measures implemented in 2012 to balance capacity with lower demand in the region. These decreases to segment operating profit more than offset the favorable effects of higher production efficiencies experienced in the first half of 2012, as well as the favorable effects of higher selling prices to recover high cost inflation and current year cost control initiatives.

The Company continued implementing the European Asset Optimization program to increase the efficiency and capability of its European operations.  Through this program over the next several years, the Company expects to improve the long term profitability of this region through investments and by addressing higher cost facilities to better align its European manufacturing footprint with market and customer needs.

North America:  Segment operating profit in North America in 2012 was $288 million compared with $222 million in 2011, an increase of $66 million, or 30%.  The increase in segment operating profit was primarily due to strong manufacturing performance and improvements made to correct the production and supply chain issues experienced in the prior year.  High production rates in 2012, along with the restarting of two idled furnaces in the second half of 2011, resulted in higher fixed cost absorption compared to the prior year.  Segment operating profit also increased during 2012 due to higher selling prices to recover high cost inflation, cost control initiatives and the non-recurrence of expenses in 2011 related to the implementation of an ERP system.

South America:  Segment operating profit in South America in 2012 was $227 million compared with $250 million in 2011, a decrease of $23 million, or 9%.  The decrease in segment operating profit was primarily due to the unfavorable effects of foreign currency exchange rate changes.  Higher selling prices to recover high cost inflation and higher sales volume in 2012 benefited segment operating profit compared to the prior year, but were partially offset by higher transportation costs as the region imported glass containers from its facilities in other countries into Brazil to support the continued growth in that country.  To partially alleviate the capacity constraints in Brazil, the Company completed the construction of a new furnace late in 2012 and incurred additional costs associated with the start-up of this new furnace.

Asia Pacific:  Segment operating profit in Asia Pacific in 2012 was $113 million compared with $83 million in 2011, an increase of $30 million, or 36%.  The increase in segment operating profit was primarily due to the benefits realized from the permanent footprint adjustments made in Australia over the past year, overall cost-cutting initiatives in the region and higher selling prices to recover high cost inflation, partially offset by lower sales volume.  The increase in segment operating profit was also due to the non-recurrence of approximately $9 million of costs related to flooding in Australia during the first quarter of 2011.

Interest Expense

Interest expense in 2012 was $248 million compared with $314 million in 2011.  The  2011 amount includes $25 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees related to the cancellation of the Company’s previous bank credit agreement and the redemption of the senior notes due 2014.  Exclusive of these items, interest expense decreased $41 million.  The decrease in interest expense was principally due to the refinancing of higher cost debt in connection with the Company’s new bank credit agreement completed in mid-2011 and the prepayment in 2012 of term loans under the bank credit agreement.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2012 was 22.4%, compared with -36.8% for 2011.  The effective tax rate for 2011 was impacted by the goodwill impairment charge, which was not deductible for income tax purposes.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2012 was 22.1%, compared with 21.6% for 2011.  The Company expects that the effective tax rate in 2013 will be approximately 25% based on current expectations of earnings by jurisdiction.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2012 was $34 million compared to $20 million for 2011.  The increase was due to $14 million included in 2012 related to a gain recorded by the Company for cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

Earnings from Continuing Operations Attributable to the Company

For 2012, the Company recorded earnings from continuing operations attributable to the Company of $341 million compared to a loss of $336 million for 2011.  The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2012 and 2011 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2012	2011
Restructuring, asset impairment and related charges	$(144)	$(91)
Gain on China land compensation	33
Note repurchase premiums and write-off of finance fees		(24)
Net benefit related to changes in unrecognized tax positions	14	15
Charge for goodwill impairment		(640)
Total	$(97)	$(740)

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

Segment operating profit for reportable segments was $61 million lower than the prior year.  The decrease was mainly attributable to additional cost inflation, production and supply chain issues in North America during the second quarter of 2011, and the impact of macroeconomic conditions in Australia. These decreases were partially offset by higher sales volumes and capacity utilization.

Interest expense in 2011 increased $65 million over 2010.  The increase was principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in 2011, as well as additional interest related to debt issued in 2010 to fund acquisitions.

The net loss from continuing operations attributable to the Company for 2011 was $336 million compared to net earnings from continuing operations attributable to the Company of $422 million for 2010.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company in 2011 by $740 million and decreased net earnings attributable to the Company in 2010 by $6 million.

Results of Operations - Comparison of 2011 with 2010

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

Segment Operating Profit

Operating profit of the reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.  Unallocated corporate expenses and certain other expenses not directly related to the reportable segments’ operations are included in Retained corporate costs and other.  For further information, see Segment Information included in Note 2 to the Consolidated Financial Statements.

Segment operating profit of reportable segments in 2011 was $900 million compared to $961 million in 2010, a decrease of $61 million, or 6%.  The decrease in segment operating profit was primarily due to higher manufacturing and delivery costs and operating expenses, partially offset by higher sales volumes, improved pricing and the favorable effects of changes in foreign currency exchange rates.  The higher manufacturing and delivery costs were principally due to $213 million of cost inflation, $26 million of production and supply chain issues in North America in the second quarter of 2011, and $9 million of costs related to flooding in Australia, partially offset by $48 million of higher capacity utilization and other cost savings.  The cost inflation in 2011 was driven by higher raw material, labor and energy prices.  The higher raw material prices were mainly due to the increased cost of soda ash in all regions.  The energy inflation was primarily due to the rapid rise in European energy prices.  Operating expenses were higher as the Company invested in building its sales and marketing capabilities and also incurred expenses related to the phased implementation of an ERP software system.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2010		$961
Sales volume	$75
Price	67
Manufacturing and delivery	(200)
Operating expenses and other	(30)
Effects of changing foreign currency rates	27

Total net effect on segment operating profit		(61)
Segment operating profit - 2011		$900

Europe:  Segment operating profit in Europe in 2011 was $345 million compared with $340 million in 2010, an increase of $5 million, or 1%.  Higher sales volume, improved pricing and the favorable effects of a stronger Euro in relation to the U.S. dollar contributed to the increased operating profit.  Operating profit also increased due to higher production levels, which led to lower manufacturing costs on a per-ton basis.  Mostly offsetting these increases to operating profit was additional cost inflation, primarily driven by higher energy prices.  In response to the rise in energy prices, the Company initiated an energy surcharge in Europe in the second half of the year.

North America:  Segment operating profit in North America in 2011 was $222 million compared with $253 million in 2010, a decrease of $31 million, or 12%.  The lower operating profit in this region was due to higher manufacturing and delivery costs, driven by cost inflation and production and supply chain issues.  This segment also incurred expenses related to building its sales and marketing capabilities and to the phased implementation of an ERP system.

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

Asia Pacific:  Segment operating profit in Asia Pacific in 2011 was $83 million compared with $144 million in 2010, a decrease of $61 million, or 42%.  This decrease was primarily driven by the macroeconomic effects of the strong currency and high interest rates in Australia, which led to lower wine and beer bottle shipments in the country. As a result of the lower volume, the Company temporarily curtailed production in Asia Pacific, resulting in unabsorbed manufacturing costs.  The Company also permanently closed one furnace in Australia during the third quarter, and plans to close one additional furnace in early 2012.  Additionally, the segment had lower sales volumes and incurred additional costs related to the severe flooding in Australia in the first quarter of 2011.  Segment operating profit in 2011 was also negatively impacted by integration issues related to one of the acquisitions in China in 2010.

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

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2011 was -36.8%, compared with 23.0% for 2010.  The effective tax rate for 2011 was impacted by the goodwill impairment charge, which was not deductible for income tax purposes.  The provision for 2010 included a net tax benefit of $24 million related to the reversal of a non-U.S. valuation allowance offset by additional liability related to uncertain tax positions.  Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2011 was 21.6% compared to 26.2% for 2010.  The decrease in the effective tax rate in 2011 was due to tax planning strategies implemented by the Company, and was also impacted by lower earnings generated in jurisdictions where the Company has higher effective tax rates.

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

Earnings from Continuing Operations Attributable to the Company

For 2011, the Company recorded a loss from continuing operations attributable to the Company of $336 million compared to earnings of $422 million for 2010.  The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2011 and 2010 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2011	2010
Restructuring and asset impairment	$(91)	$(11)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs		(27)
Note repurchase premiums and write-off of finance fees	(24)
Net benefit related to changes in deferred tax valuation allowance and other tax-related items	15	24
Non-cash tax benefit transferred from other income categories		8
Charge for goodwill impairment	(640)
Total	$(740)	$(6)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2012 were $106 million compared with $75 million for 2011.  Retained corporate costs and other for 2012 reflect lower earnings from global machine and equipment sales and other technical and engineering services, in addition to higher management incentive compensation expense and lower earnings from the Company’s equity investment in a soda ash mining operation.

Retained corporate costs and other for 2011 were $75 million compared with $84 million for 2010.  Retained corporate costs and other for 2011 reflect higher marketing and pension expense compared to the prior year, offset by a reduction of management incentive compensation expense of approximately $15 million, approximately half of which was related to the impact of lower financial results in the current year and the other half related to the impact of changes in estimates on amounts expensed in previous periods.  2011 also benefited from higher earnings from the Company’s equity investment in a soda ash mining operation and higher earnings from the Company’s global equipment sales business.

Restructuring, Asset Impairment and Related Charges

During 2012, the Company recorded charges totaling $168 million for restructuring, asset impairment and related charges.  These charges reflect completed and planned plant and furnace closures in Europe and Asia Pacific, as well as global headcount reduction initiatives.

During 2011, the Company recorded charges totaling $112 million for restructuring, asset impairment and related charges.  These charges reflect completed and planned furnace closures in Europe and Asia Pacific, as well as global headcount reduction initiatives.

During 2010, the Company recorded charges totaling $13 million for restructuring, asset impairment and related charges.  The charges reflect the completion of previously announced actions in North America and Europe related to the Company’s strategic review of its global manufacturing footprint.

See Note 8 to the Consolidated Financial Statements for additional information.

Gain on China Land Compensation

During 2012, the Company received $85 million from the Chinese government as compensation for land in China that the Company was required to return to the government.  The Company recorded a gain of $61 million related to the disposal of this land.

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

The Company considered the disposal of these assets to be complete as of December 31, 2010.  As a result, and in accordance with generally accepted accounting principles, the Company presented the results of operations for its Venezuelan subsidiaries in the Consolidated Results of Operations for the year ended December 31, 2010 as discontinued operations.

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the year ended December 31, 2010:

Net sales	$129
Manufacturing, shipping and delivery	(86)
Gross profit	43

Selling and administrative expense	(5)
Other expense	3

Earnings from discontinued operations before income taxes	41
Provision for income taxes	(10)
Earnings from discontinued operations	31
Loss on disposal of discontinued operations	(337)
Net loss from discontinued operations	(306)
Net earnings from discontinued operations attributable to noncontrolling interests	(5)

Net loss from discontinued operations attributable to the Company	$(311)

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

Capital Resources and Liquidity

As of December 31, 2012, the Company had cash and total debt of $431 million and $3.8 billion, respectively, compared to $400 million and $4.0 billion, respectively, as of December 31, 2011.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of December 31, 2012 was $420 million.

Current and Long-Term Debt

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2012, the Agreement included a $900 million revolving credit facility, a 51 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  During 2012, the Company’s subsidiary borrowers repaid 119 million Australian dollars, $75 million, 14 million Canadian dollars, and €18 million of term loans under the Agreement.  At December 31, 2012, the Company’s subsidiary borrowers had unused credit of $796 million available under the Agreement.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company to not exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Credit Agreement EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2012 was 2.33%. As of December 31, 2012, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2012 and 2011 is as follows:

	2012	2011

Balance (included in short-term loans)	$264	$281

Weighted average interest rate	1.33%	2.41%

Cash Flows

Free cash flow was $455 million for 2012 compared to $390 million for 2011. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant, and equipment from continuing operations. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the years ended December 31, 2012 and 2011 is calculated as follows (dollars in millions):

	2012	2011

Cash provided by continuing operating activities	$745	$675
Additions to property, plant, and equipment - continuing	(290)	(285)
Free cash flow	$455	$390

Operating activities:  Cash provided by continuing operating activities was $745 million for 2012 compared to $675 million for 2011.  The increase in cash flows from continuing operating activities was primarily due to higher earnings in the current year and a decrease in working capital of $81 million in 2012 compared to an increase of $117 million in 2011.  The decrease in working capital in the current year was primarily the result of lower accounts receivable due to lower sales in the fourth quarter and better overall cash collections.  The improved working capital was partially offset by increases in cash paid for restructuring activities of $27 million, an increase in income taxes paid of $20 million and an increase in pension plan contributions of $160 million.

During 2012, the Company contributed $219 million to its defined benefit pension plans, compared with $59 million in 2011.  The Company elected to make discretionary contributions of approximately $125 million to its pension plans in 2012.  In 2013, the Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans, and expects that the total contributions for all plans will be approximately $75 million.

Investing activities:  Cash utilized in investing activities was $221 million for 2012 compared to $426 million for 2011.  Capital spending for property, plant and equipment from continuing operations during 2012 was $290 million compared with $285 million in the prior year.  Cash utilized in investing activities in 2012 included $21 million of loans made to noncontrolling partners in South America and Asia Pacific.  During 2012, the Company also received $85 million from the Chinese government as compensation for the land in China that the Company was required to return to the government.  Cash utilized in investing activities in 2011 included $144 million for acquisitions, primarily related to the acquisition of the noncontrolling interest of the Company’s southern Brazil operation.

Financing activities:  Cash utilized in financing activities was $504 million for 2012 compared to $493 million for 2011.  In 2012, the Company prepaid $240 million of its bank credit agreement term loans and repurchased shares of its common stock for $27 million.   Financing activities in 2011 included additions to long-term debt of approximately $1.5 billion, primarily related to borrowings under the Company’s new bank credit agreement, and repayments of long-term debt of approximately $1.8 billion, primarily related to the cancellation of the old bank credit agreement and the redemption of the senior notes due 2014.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2012 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Contractual cash obligations:
Long-term debt	$3,482	$9	$1,222	$1,328	$923
Capital lease obligations	53	14	25	6	8
Operating leases	206	52	75	44	35
Interest (1)	854	188	349	185	132
Purchase obligations (2)	769	353	293	90	33
Pension benefit plan contributions (3)	30	30
Postretirement benefit plan benefit payments (1)	175	18	37	36	84

Total contractual cash obligations	$5,569	$664	$2,001	$1,689	$1,215

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other commercial commitments:
Standby letters of credit	$104	$104

Total commercial commitments	$104	$104

(1) Amounts based on rates and assumptions at December 31, 2012.

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

(3) In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $30 million in 2013.  The Company may elect to contribute amounts in excess of minimum required amounts in order to improve the funded status of certain plans, and expects that the total contributions for all plans will be approximately $75 million.  Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

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

Property, Plant and Equipment

The net carrying amount of property, plant and equipment (“PP&E”) at December 31, 2012 totaled $2,769 million, representing 32% of total assets.  Depreciation expense during 2012 totaled $378 million, representing approximately 6% of total costs and expenses. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2012, 2011 or 2010.

Impairment of Long-Lived Assets

Property, Plant and Equipment — The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment.  The Company evaluates the recoverability of property, plant and equipment based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.  PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

Goodwill — Goodwill at December 31, 2012 totaled $2.1 billion, representing 24% of total assets.  Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment, also known as a component.  Two or more components of an operating segment shall be aggregated into a single reporting unit if the components have similar economic characteristics, based on an assessment of various factors.  The Company has determined that the Europe and North America segments are reporting units.  The Company aggregated the components of the South America and Asia Pacific segments into single reporting units equal to the reportable segments.  The aggregation of the components of these segments was based on their economic similarity as determined by the Company using a number of quantitative and qualitative factors, including gross margins, the manner in which the Company operates the business, the consistent nature of products, services, production processes, customers and methods of distribution, as well as the level of shared resources and assets between the components.

During the fourth quarter of 2012, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. The testing performed as of October 1, 2012, indicated a significant excess of BEV over book value for each unit that has goodwill.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2012, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each of these reporting units.

The Company will monitor conditions throughout 2013 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2013, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2012, the weighted average discount rate was 4.11% and 3.89% for U.S. and non-U.S. plans, respectively.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2013, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.0% for U.S. plans and 6.3% for non-U.S. plans compared to 8.0% for U.S. plans and 6.2% for non-U.S. plans in 2012.  The Company recorded pension expense from continuing operations of $54 million, $47 million, and $36 million for the U.S. plans in 2012, 2011, and 2010, respectively, and $38 million, $44 million, and $37 million for the non-U.S. plans from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $106 million of total pension expense for the full year of 2013.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding the expected return on assets would result in a change of approximately $20 million in the pretax pension expense for the full year 2013.  In addition, changes in external factors, including the fair values of plan assets and the discount rates used to calculate plan liabilities, could have a significant effect on the recognition of funded status as described below.  For example, a one-half percentage point change in the discount rate used to calculate plan liabilities would result in a change of approximately $20 million in the pretax pension expense for the full year 2013.

Recognition of Funded Status — Generally accepted accounting principles for pension benefit plans require employers to adjust the assets and liabilities related to defined benefit plans so that the amounts reflected on the balance sheet represent the overfunded or underfunded status of the plans.  These funded status amounts are measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date.  At December 31, 2012, the Accumulated Other Comprehensive Loss component of share owners’ equity was increased by $200 million ($147 million after tax attributable to non-U.S. pension plans) to reflect a net decrease in the funded status of the Company’s plans at that date.

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

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•                  future reversals of existing taxable temporary differences;

•                  future taxable income exclusive of reversing temporary differences and carryforwards;

•                  taxable income in prior carryback years; and

•                  tax planning strategies

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including but not limited to:

•                  nature, frequency, and severity of recent losses;

•                  duration of statutory carryforward periods;

•                  historical experience with tax attributes expiring unused; and

•                  near- and medium-term financial outlook.

The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  Accordingly, it is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company uses the actual results for the last three years and current year anticipated results as the primary measure of cumulative losses in recent years.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events recognized in the financial statements or tax returns and future profitability. The recognition of deferred tax assets represents the Company’s best estimate of those future events. Changes in the current estimates, due to unanticipated events or otherwise, could have a material effect on the Company’s results of operations and financial condition.

In the U.S. and certain foreign jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

The Company’s U.S. operations are experiencing current profitability, but remain in a cumulative loss position at December 31, 2012. To the extent this profitability trend continues, weighted with all other objective and verifiable evidence, it is reasonably possible the conclusion regarding the need for a valuation allowance could change, resulting in the reversal of some or all of the valuation allowance.

The utilization of tax attributes to offset taxable income reduces the overall level of deferred tax assets subject to a valuation allowance. Additionally, the Company’s recorded effective tax rate is lower than the applicable statutory tax rate, due primarily to income earned in jurisdictions for which a valuation allowance is recorded. The effective tax rate will approach the statutory tax rate in periods after valuation allowances are released. In the period in which valuation allowances are released, the Company will record a material tax benefit, which could result in a negative effective tax rate.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, South America (principally Colombia and Brazil), and Europe (principally Italy, France, the Netherlands, Germany, the United Kingdom, Spain and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  For the years ended December 31, 2012, 2011, and 2010, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2012 and 2011.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Secured Credit Agreement (see Note 11 to the Consolidated Financial Statements for further information).  The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense.  To achieve this objective, the Company regularly evaluates its mix of fixed and floating-rate debt, and, from time to time, may enter into interest rate swap agreements.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2012.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

(dollars in millions)	2013	2014	2015	2016	2017	There- after	Total	Fair Value at 12/31/2012

Long-term debt at variable rate:
Principal by expected maturity	$23	$179	$378	$332	$6	$20	$938	$938
Avg. principal outstanding	$928	$827	$548	$193	$24	$11
Avg. interest rate	2.33%	2.33%	2.33%	2.33%	2.33%	2.33%

Long-term debt at fixed rate:
Principal by expected maturity			$690	$600	$396	$910	$2,596	$2,816
Avg. principal outstanding	$2,596	$2,596	$2,596	$1,531	$1,009	$910
Avg. interest rate	6.36%	6.36%	7.20%	7.14%	7.28%	7.28%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2011.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2012, the Company had entered into commodity futures contracts covering approximately 7,000,000 MM BTUs, primarily related to customer requests to lock the price of natural gas.  In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements.  These contracts typically have terms of 12 months or less.

The Company believes the near term exposure to commodity price risk of its commodity futures contracts was not material at December 31, 2012.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to the economic conditions in Europe and Australia, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of valuing its U.S. inventories from the last-in, first-out method to the average cost method, effective January 1, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio

February 13, 2013

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Illinois Group, Inc.

Dollars in millions, except per share amounts

Years ended December 31,	2012	2011	2010

Net sales	$7,000	$7,358	$6,633
Manufacturing, shipping and delivery expense	(5,626)	(5,969)	(5,281)
Gross profit	1,374	1,389	1,352

Selling and administrative expense	(555)	(556)	(492)
Research, development and engineering expense	(62)	(71)	(62)
Interest expense	(248)	(314)	(249)
Interest income	9	11	13
Equity earnings	64	66	59
Royalties and net technical assistance	17	16	16
Other income	19	11	16
Other expense	(135)	(783)	(57)

Earnings (loss) from continuing operations before income taxes	483	(231)	596
Provision for income taxes	(108)	(85)	(137)
Earnings (loss) from continuing operations	375	(316)	459
Earnings from discontinued operations			31
Gain (loss) on disposal of discontinued operations	(2)	1	(337)
Net earnings (loss)	373	(315)	153
Net earnings attributable to noncontrolling interests	(34)	(20)	(42)

Net earnings (loss) attributable to the Company	$339	$(335)	$111

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$341	$(336)	$422
Earnings from discontinued operations			24
Gain (loss) on disposal of discontinued operations	(2)	1	(335)
Net earnings (loss)	$339	$(335)	$111

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$34	$20	$37
Earnings from discontinued operations			7
Gain (loss) on disposal of discontinued operations			(2)
Net earnings	$34	$20	$42

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED COMPREHENSIVE INCOME   Owens-Illinois Group, Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010

Net earnings (loss)	$373	$(315)	$153
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26)	(187)	388
Pension and other postretirement benefit adjustments	(156)	(225)	55
Change in fair value of derivative instruments	5	(3)	(2)
Other comprehensive income (loss)	(177)	(415)	441
Total comprehensive income (loss)	196	(730)	594
Comprehensive income attributable to noncontrolling interests	(42)	(20)	(48)
Comprehensive income (loss) attributable to the Company	$154	$(750)	$546

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS   Owens-Illinois Group, Inc.

Dollars in millions

December 31,	2012	2011

Assets
Current assets:
Cash, including time deposits of $90 ($114 in 2011)	$431	$400
Receivables, less allowances of $41 ($38 in 2011) for losses and discounts	968	1,158
Inventories	1,139	1,061
Prepaid expenses	110	124
Total current assets	2,648	2,743
Other assets:
Equity investments	294	315
Repair parts inventories	133	155
Pension assets		116
Other assets	675	687
Goodwill	2,079	2,082
Total other assets	3,181	3,355
Property, plant and equipment:
Land, at cost	261	269
Buildings and equipment, at cost:
Buildings and building equipment	1,221	1,226
Factory machinery and equipment	4,861	5,095
Transportation, office and miscellaneous equipment	136	136
Construction in progress	188	173
	6,667	6,899
Less accumulated depreciation	3,898	4,022
Net property, plant and equipment	2,769	2,877

Total assets	$8,598	$8,975

CONSOLIDATED BALANCE SHEETS  Owens-Illinois Group, Inc. (continued)

Dollars in millions

December 31,	2012	2011

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$296	$330
Accounts payable	1,032	1,038
Salaries and wages	172	149
U.S. and foreign income taxes	43	38
Other accrued liabilities	441	449
Long-term debt due within one year	23	76
Total current liabilities	2,007	2,080

Long-term debt	3,454	3,627

Deferred taxes	182	212

Pension benefits	846	871

Nonpension postretirement benefits	264	269

Other liabilities	329	404

Share owners’ equity:
Share owner’s equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued and outstanding
Other contributed capital	124	295
Retained earnings	2,683	2,344
Accumulated other comprehensive loss	(1,465)	(1,280)

Total share owner’s equity of the Company	1,342	1,359
Noncontrolling interests	174	153
Total share owners’ equity	1,516	1,512
Total liabilites and share owners’ equity	$8,598	$8,975

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY  Owens-Illinois Group, Inc

Dollars in millions

	Share Owner’s Equity of the Company
	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Share Owners’ Equity
Balance on January 1, 2010	$783	$2,568	$(1,291)	$198	$2,258
Net distribution to parent	(357)				(357)
Capital contribution from OI Inc.	91				91
Comprehensive income:
Net earnings		111		42	153
Foreign currency translation adjustments			382	6	388
Pension and other postretirement benefit adjustments, net of tax			55		55
Change in fair value of derivative instruments, net of tax			(2)		(2)
Noncontrolling interests’ share of acquisition				12	12
Acquisition of noncontrolling interest	(10)			(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock				(25)	(25)
Disposal of Venezuelan operations				(14)	(14)
Balance on December 31, 2010	507	2,679	(856)	211	2,541
Net distribution to parent	(157)				(157)
Comprehensive income:
Net earnings (loss)		(335)		20	(315)
Foreign currency translation adjustments			(187)		(187)
Pension and other postretirement benefit adjustments, net of tax			(225)		(225)
Change in fair value of derivative instruments, net of tax			(3)		(3)
Acquisition of noncontrolling interest	(55)		(9)	(43)	(107)
Dividends paid to noncontrolling interests on subsidiary common stock				(35)	(35)
Balance on December 31, 2011	295	2,344	(1,280)	153	1,512
Net distribution to parent	(171)				(171)
Comprehensive income:
Net earnings		339		34	373
Foreign currency translation adjustments			(34)	8	(26)
Pension and other postretirement benefit adjustments, net of tax			(156)		(156)
Change in fair value of derivative instruments, net of tax			5		5
Dividends paid to noncontrolling interests on subsidiary common stock				(24)	(24)
Contribution from noncontrolling interests				3	3
Balance on December 31, 2012	$124	$2,683	$(1,465)	$174	$1,516

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS   Owens-Illinois Group, Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010

Operating activities:
Net earnings (loss)	$373	$(315)	$153
Net earnings of discontinued operations			(31)
(Gain) loss on disposal of discontinued operations	2	(1)	337
Non-cash charges (credits):
Depreciation	378	405	369
Amortization of intangibles and other deferred items	34	17	22
Amortization of finance fees and debt discount	33	32	19
Deferred tax benefit	(5)	(42)	(4)
Pension expense	92	91	73
Restructuring, asset impairment and related charges	168	112	13
Gain on China land compensation	(61)
Charges for acquisition-related costs			26
Charge for goodwill impairment		641
Other	8	50	17
Pension contributions	(219)	(59)	(23)
Cash paid for restructuring	(66)	(39)	(61)
Change in non-current assets and liabilities	(73)	(100)	(58)
Change in components of working capital	81	(117)	(73)
Cash provided by continuing operating activities	745	675	779
Cash utilized in discontinued operating activities	(5)	(2)	(8)
Total cash provided by operating activities	740	673	771
Investing activities:
Additions to property, plant, and equipment - continuing	(290)	(285)	(500)
Additions to property, plant, and equipment - discontinued			(3)
Acquisitions, net of cash acquired	(5)	(144)	(817)
Net cash proceeds related to sale of assets and other	95	3	6
Net payments to fund minority partner loan	(21)
Cash utilized in investing activities	(221)	(426)	(1,314)
Financing activities:
Additions to long-term debt	119	1,465	1,392
Repayments of long-term debt	(402)	(1,797)	(545)
Increase (decrease) in short-term loans - continuing	(38)	80	(39)
Decrease in short-term loans - discontinued			(2)
Net receipts (payments) for hedging activity	27	(22)	21
Payment of finance fees	(1)	(19)	(33)
Dividends paid to noncontrolling interests	(24)	(35)	(25)
Contribution from noncontrolling interests	3
Net change in payable to parent			(28)
Distribution to parent	(188)	(165)	(373)
Cash provided by (utilized in) financing activities	(504)	(493)	368
Effect of exchange rate fluctuations on cash	16	6	3
Increase (decrease) in cash	31	(240)	(172)
Cash at beginning of year	400	640	812
Cash at end of year	$431	$400	$640

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1.  Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Illinois Group, Inc. (the “Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the Company’s Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

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

Nature of Operations   The Company is a leading manufacturer of glass container products.  The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries.  The principal markets and operations for the Company’s products are in Europe, North America, South America and Asia Pacific.

Change in Accounting Method   Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the lower of the average cost method or market, while in prior years these inventories were valued using the lower of the last-in, first-out (“LIFO”) method or market.  The Company believes the average cost method is preferable as it conforms the inventory costing methods globally, improves comparability with industry peers and better reflects the current value of inventory on the consolidated balance sheets.  All prior periods presented have been adjusted to apply the new method retrospectively.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

The effect of the change on the Consolidated Results of Operations for the years ended December 31, 2011 and 2010 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
2011
Manufacturing, shipping and delivery expense	$(5,979)	$10	$(5,969)
Amounts attributable to the Company:
Net loss from continuing operations	(346)	10	(336)

2010
Manufacturing, shipping and delivery expense	$(5,283)	$2	$(5,281)
Amounts attributable to the Company:
Net earnings from continuing operations	420	2	422

The effect of the change on the Consolidated Balance Sheet as of December 31, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
Assets:
Inventories	$1,012	$49	$1,061
Share owners’ equity:
Retained earnings (loss)	2,295	49	2,344

The effect of the change on the consolidated share owners’ equity as of January 1, 2010 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Retained earnings	$2,531	$37	$2,568

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

The effect of the change on the Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
2011
Net earnings/(loss)	$(325)	$10	$(315)
Change in components of working capital	(107)	(10)	(117)

2010
Net earnings/(loss)	$151	$2	$153
Change in components of working capital	(71)	(2)	(73)

Had the Company not made this change in accounting method, manufacturing, shipping and delivery expense for the year ended December 31, 2012 would have been lower by $4 million and net earnings attributable to the Company would have been higher by $4 million than reported in the Consolidated Results of Operations.

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

Foreign Currency Translation   The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates.  Any related translation adjustments are recorded in accumulated other comprehensive income in share owners’ equity.

Revenue Recognition   The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers.  Provisions for rebates to customers are provided in the same period that the related sales are recorded.

Shipping and Handling Costs  Shipping and handling costs are included with manufacturing, shipping and delivery costs in the Consolidated Results of Operations.

Stock-Based Compensation   The Company participates in OI Inc.’s stock-based compensation plans consisting of stock option grants and restricted share awards.  Costs resulting from all share-based compensation plans are required to be recognized in the financial statements.  A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the required service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the required service.

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

Inventory Valuation   Inventories are valued at the lower of average costs or market.

Goodwill   Goodwill represents the excess of cost over fair value of net assets of businesses acquired.  Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

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

Property, Plant and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years. Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative. Depreciation expense includes the amortization of assets recorded under capital leases.  Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

Derivative Instruments  The Company uses forward exchange contracts, options and commodity futures contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from fair value hedges of debt and short-term

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

forward exchange contracts are classified as a financing activity.  Cash flows of commodity futures contracts are classified as operating activities.

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

2.  Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, South America and Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

In prior periods, pension expense was recorded in each segment  related to the pension plans in place in that segment, with the exception of the U.S. pension plans which were recorded in Retained corporate

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

costs and other.  Effective January 1, 2012, the Company changed the allocation of pension expense to its reportable segments such that pension expense recorded in each segment relates only to the service cost component of the plans in that segment.  The other components of pension expense, including interest cost, expected asset returns and amortization of actuarial losses, are recorded in Retained corporate costs and other.  This change in allocation has been applied retrospectively to all periods.  Also effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories (see Note 1 for additional information).

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2011 is as follows:

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$325	$20	$—	$345
North America	236	(24)	10	222
South America	250			250
Asia Pacific	83			83

Reportable segment totals	894	(4)	10	900
Retained corporate costs and other	(79)	4		(75)

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2010 is as follows:

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$324	$16	$—	$340
North America	275	(24)	2	253
South America	224			224
Asia Pacific	141	3		144

Reportable segment totals	964	(5)	2	961
Retained corporate costs and other	(89)	5		(84)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2012	2011	2010
Net sales:
Europe	$2,717	$3,052	$2,746
North America	1,966	1,929	1,879
South America	1,252	1,226	975
Asia Pacific	1,028	1,059	996

Reportable segment totals	6,963	7,266	6,596
Other	37	92	37
Net sales	$7,000	$7,358	$6,633

	2012	2011	2010
Segment operating profit:

Europe	$307	$345	$340
North America	288	222	253
South America	227	250	224
Asia Pacific	113	83	144
Reportable segment totals	935	900	961

Items excluded from segment operating profit:
Retained corporate costs and other	(106)	(75)	(84)
Restructuring, asset impairment and related charges	(168)	(112)	(13)
Acquisition-related fair value inventory adjustments and restructuring, transaction and financing costs			(32)
Charge for goodwill impairment		(641)
Gain on China land compensation	61
Interest income	9	11	13
Interest expense	(248)	(314)	(249)
Earnings (loss) from continuing operations before income taxes	$483	$(231)	$596

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

					Reportable	Retained
		North	South	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals

Total assets:
2012	$3,362	$1,994	$1,655	$1,349	$8,360	$238	$8,598
2011	3,588	2,020	1,682	1,379	8,669	306	8,975
2010	3,618	2,000	1,680	2,047	9,345	448	9,793
Equity investments:
2012	$63	$25	$—	$165	$253	$41	$294
2011	59	27		181	267	48	315
2010	53	17	5	179	254	45	299
Equity earnings:
2012	$15	$16	$—	$5	$36	$28	$64
2011	21	9		3	33	33	66
2010	19	15		1	35	24	59
Capital expenditures (1):
2012	$87	$68	$75	$49	$279	$11	$290
2011	127	60	50	37	274	11	285
2010
Continuing	151	156	96	85	488	12	500
Discontinued						3	3
Depreciation and amortization expense:
2012	$150	$107	$70	$70	$397	$15	$412
2011	164	96	73	80	413	9	422
2010
Continuing	169	92	50	69	380	11	391
Discontinued						3	3

(1)          Excludes property, plant and equipment acquired through acquisitions.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2012	$663	$2,106	$2,769
2011	667	2,210	2,877
2010	703	2,404	3,107

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2012	$1,780	$5,220	$7,000
2011	1,776	5,582	7,358
2010	1,676	4,957	6,633

Operations in individual countries outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2012 – 11%, 2011 – 13%, 2010 – 13%), Australia (2012 – 10%, 2011 – 10%, 2010 – 11%) and Italy (2012 – 9%, 2011 – 10%, 2010 – 11%).

3.  Inventories

Major classes of inventory are as follows:

	2012	2011
Finished goods	$957	$891
Raw materials	137	123
Operating supplies	45	47
	$1,139	$1,061

4.  Equity Investments

Summarized information pertaining to the Company’s equity associates follows:

	2012	2011	2010
For the year:
Equity in earnings:
Non-U.S.	$20	$24	$20
U.S.	44	42	39
Total	$64	$66	$59

Dividends received	$50	$50	$62

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Summarized combined financial information for equity associates is as follows (unaudited):

	2012	2011
At end of year:
Current assets	$327	$309
Non-current assets	496	413
Total assets	823	722
Current liabilities	195	186
Other liabilities and deferred items	158	129
Total liabilities and deferred items	353	315
Net assets	$470	$407

	2012	2011	2010

For the year:
Net sales	$658	$689	$731

Gross profit	$191	$215	$227

Net earnings	$143	$174	$162

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in Tata Chemical (Soda Ash) Partners, a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

There is a difference of approximately $13 million as of December 31, 2012 for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

5.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2010	$736	$1,081	$559	$—	$5	$2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	743	1,009	677	387	5	2,821
Acquisitions		8				8
Impairment charge			(641)			(641)
Translation effects	(3)	(34)	(36)	(33)		(106)
Balance as of December 31, 2011	740	983	—	354	5	2,082
Translation effects	3	23		(29)		(3)
Balance as of December 31, 2012	$743	$1,006	$—	$325	$5	$2,079

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million, $1,135 million and $494 million as of December 31, 2012, 2011 and 2010, respectively.

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

During the fourth quarter of 2012, the Company completed its annual impairment testing and determined that no impairment existed.  During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

6.  Other Assets

Other assets consisted of the following at December 31, 2012 and 2011:

	2012	2011

Deferred tax asset	$284	$295
Capitalized software	115	104
Deferred returnable packaging costs	96	80
Deferred finance fees	40	51
Intangibles	29	34
Other	111	123

	$675	$687

7.  Derivative Instruments

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2012 and 2011, the Company had entered into commodity futures contracts covering approximately 7,000,000 MM BTUs and 5,100,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2012 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2012 and 2011, an unrecognized loss of $1 million and $6 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2012 and 2011 was not material.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

			Amount of Loss
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping and
(Effective Portion)			delivery) (Effective Portion)
2012	2011	2010	2012	2011	2010

$(3)	$(10)	$(11)	$(8)	$(7)	$(9)

Senior Notes Designated as Net Investment Hedge

During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million.  These notes were designated by the Company’s subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  The amount of gain (loss) recognized in OCI related to this net investment hedge for the years ended December 31, 2011 and 2010 was $(25) million and $24 million, respectively.  During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company.  The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

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

At December 31, 2012 and 2011, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $750 million and $550 million, respectively, related primarily to intercompany transactions and loans.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2012	2011	2010

Other expense	$6	$(11)	$18

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2012 and 2011:

	Fair Value
	Balance Sheet Location	2012	2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$4	$13

Total asset derivatives		$4	$13

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	9	4

Total liability derivatives		$10	$10

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

8.  Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations and reduce future expenses.  The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges.  The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

The Company accounts for restructuring and other costs under applicable provisions of generally accepted accounting principles.  Charges for employee severance and related benefits are generally accrued based on contractual arrangements with employees or their representatives.  Other exit costs are accrued based on the estimated cost to settle related contractual arrangements.  Estimated environmental remediation costs are accrued when specific claims have been received or are probable of being received.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs (as in the case of the European Asset Optimization and Asia Pacific Restructuring programs below) are presented separately.  Minor initiatives are presented on a combined basis as Other Restructuring Actions.  When charges related to major programs are completed, remaining accrual balances are classified with Other Restructuring Actions.

European Asset Optimization

In 2011, the Company implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involves making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $86 million in 2012 and $24 million in 2011 for employee costs, asset impairments and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

In 2011, the Company implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $47 million and $46 million in 2012 and 2011, respectively, for employee costs and asset impairments related to furnace closures and additional restructuring activities.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2012 of $13 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs.  In 2011, the Company recorded charges of $13 million related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

The Company acquired VDL in 2011 (see Note 20).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

The beginning accrual balance for other restructuring actions as of January 1, 2011 primarily relates to the Company’s strategic review of its global manufacturing footprint completed in 2010.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2011	$—	$—	$79	$79
2011 charges	24	46	25	95
Write-down of assets to net realizable value	(11)	(8)	(21)	(40)
Net cash paid, principally severance and related benefits	(1)	(21)	(17)	(39)
Acquisition			11	11
Other, including foreign exchange translation			(3)	(3)
Balance at December 31, 2011	12	17	74	103
2012 charges	86	47	35	168
Write-down of assets to net realizable value	(30)	(22)	(16)	(68)
Net cash paid, principally severance and related benefits	(16)	(25)	(25)	(66)
Pension charges transferred to other accounts		(11)	(4)	(15)
Other, including foreign exchange translation	1			1
Balance at December 31, 2012	$53	$6	$64	$123

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2012, the Company’s estimates include approximately $77 million for severance and related benefits costs, $34 million for environmental remediation costs, and $12 million for other exit costs.  The 2012 charges include approximately $14 million related to environmental remediation costs at a closed facility in Europe.

9.  Pension Benefit Plans and Other Postretirement Benefits

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The changes in the pension benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011

Obligations at beginning of year	$2,547	$2,437	$1,553	$1,567

Change in benefit obligations:
Service cost	27	25	26	24
Interest cost	114	125	77	83
Actuarial (gain) loss, including the effect of change in discount rates	170	130	293	(37)
Participant contributions			7	8
Benefit payments	(220)	(172)	(101)	(87)
Other	9	2		19
Foreign currency translation			56	(24)

Net change in benefit obligations	100	110	358	(14)

Obligations at end of year	$2,647	$2,547	$1,911	$1,553

The changes in the fair value of the pension plans’ assets for the year were as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011

Fair value at beginning of year	$2,011	$2,195	$1,325	$1,279

Change in fair value:
Actual gain (loss) on plan assets	275	(13)	118	80
Benefit payments	(220)	(172)	(101)	(87)
Employer contributions	109	1	110	58
Participant contributions			7	8
Foreign currency translation			43	(25)
Other			25	12

Net change in fair value of assets	164	(184)	202	46

Fair value at end of year	$2,175	$2,011	$1,527	$1,325

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The funded status of the pension plans at year end was as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011

Plan assets at fair value	$2,175	$2,011	$1,527	$1,325
Projected benefit obligations	2,647	2,547	1,911	1,553

Plan assets less than projected benefit obligations	(472)	(536)	(384)	(228)

Items not yet recognized in pension expense:
Actuarial loss	1,461	1,478	534	312
Prior service cost (credit)	2	2	(9)	(10)

	1,463	1,480	525	302

Net amount recognized	$991	$944	$141	$74

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011

Pension assets	$—	$—	$—	$116
Current pension liability, included with Other accrued liabilities	(3)	(3)	(7)	(6)
Pension benefits	(469)	(533)	(377)	(338)
Accumulated other comprehensive loss	1,463	1,480	525	302

Net amount recognized	$991	$944	$141	$74

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2012 and 2011 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2012	2011	2012	2011
Current year actuarial (gain) loss	$79	$332	$239	$(28)
Amortization of actuarial loss	(96)	(83)	(22)	(24)
Amortization of prior service credit				1
Loss due to settlement			(11)

	(17)	249	206	(51)
Translation			17	5
	$(17)	$249	$223	$(46)

The accumulated benefit obligation for all defined benefit pension plans was $4,298 million and $3,859 million at December 31, 2012 and 2011, respectively.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The components of the net pension expense for the year were as follows:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010
Service cost	$27	$25	$25	$26	$24	$21
Interest cost	114	125	131	77	83	79
Expected asset return	(183)	(186)	(190)	(87)	(86)	(80)
Curtailment (gain) loss						(1)
Amortization:
Actuarial loss	96	83	70	22	24	19
Prior service credit					(1)	(1)
Net amortization	96	83	70	22	23	18
Net expense	$54	$47	$36	$38	$44	$37

The U.S. pension expense excludes $4 million of special termination benefits that were recorded in restructuring expense in 2012.  The non-U.S. pension expense excludes $11 million of pension settlement costs that were recorded in restructuring expense in 2012.

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2013:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$110	$32
Prior service cost		(1)

Net amortization	$110	$31

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2012	2011	2012	2011	2012	2011	2012	2011

Projected benefit obligations	$2,647	$2,547	$1,911	$1,157	$2,647	$2,547	$1,172	$1,157
Fair value of plan assets	2,175	2,011	1,527	837	2,175	2,011	858	837
Accumulated benefit obligation	2,569	2,457	1,729	1,065	2,569	2,457	1,090	1,065

The weighted average assumptions used to determine benefit obligations were as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Discount rate	4.11%	4.59%	3.89%	4.75%
Rate of compensation increase	2.97%	3.14%	3.08%	3.23%

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The weighted average assumptions used to determine net periodic pension costs were as follows:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010

Discount rate	4.59%	5.24%	5.84%	4.75%	5.28%	5.64%
Rate of compensation increase	3.14%	4.50%	5.00%	3.23%	3.49%	3.54%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	6.24%	6.44%	6.78%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

For 2012, the Company’s weighted average expected long-term rate of return on assets was 8.00% for the U.S. plans and 6.24% for the non-U.S. plans.   In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2011), which was in line with the expected long-term rate of return assumption for 2012.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $2,175 million and $2,011 million as of December 31, 2012 and 2011, respectively, and consisted of approximately 72% equity securities and 28% debt securities. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2012 and 2011:

	2012			2011			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$36	$20	$—	$21	$5	$—
Equity securities	367	173		340	146		45-55%
Debt securities	714	113	3	645	101	5	40-50%
Real estate			15			11	0-10%
Other	18	68		15	36		0-10%
Total assets at fair value	$1,135	$374	$18	$1,021	$288	$16

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2012	2011
Beginning balance	$16	$19
Net increase (decrease)	2	(3)
Ending balance	$18	$16

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2012.

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $30 million in 2013.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.

2013	$179	$84
2014	176	86
2015	175	90
2016	173	91
2017	173	91
2018 - 2022	847	460

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees.   Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $7  million in 2012, $8 million in 2011, and $7 million in 2010.

Postretirement Benefits Other Than Pensions

The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees, and substantially all employees in Canada.  Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.  The Company uses a December 31 measurement date to measure its Postretirement Benefit Obligations.

The changes in the postretirement benefit obligations for the year were as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011

Obligations at beginning of year	$194	$195	$95	$85
Change in benefit obligations:
Service cost	1	1	1	1
Interest cost	8	10	4	4
Actuarial (gain) loss, including the effect of changing discount rates	(6)	4	3	11
Benefit payments	(16)	(16)	(3)	(4)
Foreign currency translation			2	(2)
Net change in benefit obligations	(13)	(1)	7	10

Obligations at end of year	$181	$194	$102	$95

The funded status of the postretirement benefit plans at year end was as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Postretirement benefit obligations	$(181)	$(194)	$(102)	$(95)

Items not yet recognized in net postretirement benefit cost:
Actuarial (gain) loss	36	49	5	2
Prior service credit	(8)	(11)
	28	38	5	2
Net amount recognized	$(153)	$(156)	$(97)	$(93)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Current nonpension postretirement benefit, included with Other accrued liabilities	$(15)	$(16)	$(4)	$(4)
Nonpension postretirement benefits	(166)	(178)	(98)	(91)
Accumulated other comprehensive loss	28	38	5	2
Net amount recognized	$(153)	$(156)	$(97)	$(93)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2012 and 2011 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2012	2011	2012	2011
Current year actuarial (gain) loss	$(6)	$4	$3	$12
Amortization of actuarial loss	(5)	(5)
Amortization of prior service credit	3	3
Other adjustments	(2)
	$(10)	$2	$3	$12

The components of the net postretirement benefit cost for the year were as follows:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	8	10	11	4	4	5
Amortization:
Actuarial loss	5	5	5
Prior service credit	(3)	(3)	(3)
Net amortization	2	2	2	—	—	—
Net postretirement benefit cost	$11	$13	$14	$5	$5	$6

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Amounts that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2013:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$4	$—
Prior service credit	(7)
Net amortization	$(3)	$—

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010
Accumulated post retirement benefit obligation	4.04%	4.47%	5.09%	3.89%	4.13%	5.02%
Net postretirement benefit cost	4.47%	5.09%	5.68%	4.13%	5.02%	5.60%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Health care cost trend rate assumed for next year	8.00%	8.00%	6.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019	2014	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease

Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	5	(5)	16	(13)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.

2013	$14	$4
2014	14	4
2015	14	5
2016	13	5
2017	13	5
2018 - 2022	58	26

Benefits provided by the Company for certain hourly retirees are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2012, $6 million in 2011, and $6 million in 2010.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2012	2011	2010

U.S.	$187	$188	$55
Non-U.S.	296	(419)	541

	$483	$(231)	$596

Discontinued operations	2012	2011	2010

U.S.	$—	$—	$—
Non-U.S.	(5)	(2)	(296)

	$(5)	$(2)	$(296)

The provision (benefit) for income taxes consists of the following:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010

Current:
U.S.	$(4)	$(12)	$—
Non-U.S.	117	139	141
	113	127	141

Deferred:
U.S.	8	11	(2)
Non-U.S.	(13)	(53)	(2)
	(5)	(42)	(4)

Total:
U.S.	4	(1)	(2)
Non-U.S.	104	86	139
Total for continuing operations	108	85	137
Total for discontinued operations	(3)	(3)	10
	$105	$82	$147

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2012	2011	2010
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$169	$(81)	$209

Increase (decrease) in provision for income taxes due to:

Differences in income taxes on foreign earnings, losses and remittances		(13)	(46)
Goodwill impairment		224
U.S. tax consolidation benefit	(54)	(58)	(60)
Changes in valuation allowance	(7)	15	11
Tax audits and settlements	(1)	3	21
Other items	1	(5)	2
Provision for income taxes	$108	$85	$137

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

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Accrued postretirement benefits	$89	$90
Foreign tax credit	354	338
Operating and capital loss carryovers	486	438
Other credit carryovers	46	51
Accrued liabilities	95	118
Pension liability	237	224
Other	97	70

Total deferred tax assets	1,404	1,329

Deferred tax liabilities:
Property, plant, and equipment	120	121
Exchangeable notes	19	23
Intangibles	13
Other	83	44

Total deferred tax liabilities	235	188
Valuation allowance	(1,010)	(1,012)

Net deferred taxes	$159	$129

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011

Prepaid expenses	$62	$48
Other assets	284	295
U.S. and foreign income taxes	(5)	(2)
Deferred taxes	(182)	(212)

Net deferred taxes	$159	$129

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

At December 31, 2012, before valuation allowance, the Company had unused foreign tax credits of $354 million expiring in 2017 through 2022, research tax credit of $19 million expiring from 2013 to 2032, and alternative minimum tax credits of $26 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $188 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $298 million expiring between 2013 and 2032.

At December 31, 2012, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.5 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2012, 2011 or 2010.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2013 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010
Balance at January 1	$125	$143	$120
Additions and reductions for tax positions of prior years	8	(15)	26
Additions based on tax positions related to the current year	7	30	5
Additions for tax positions of prior years on acquisitions			12
Reductions due to the lapse of the applicable statute of limitations	(21)	(8)	(1)
Reductions due to settlements	(26)	(18)	(13)
Foreign currency translation	4	(7)	(6)
Balance at December 31	$97	$125	$143

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$89	$114	$125

Accrued interest and penalties at December 31	$33	$49	$36

Interest and penalties included in tax expense for the years ended December 31	$(6)	$18	$4

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that unrecognized tax benefits will not change significantly within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Czech Republic, Ecuador, Germany, Italy,  Poland, Spain and the UK. The years under examination range from 2005 through 2011. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.   During 2012, the Company concluded audits in several jurisdictions, including Australia, Hungary, Italy, France, Germany and Switzerland.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

11.  Debt

The following table summarizes the long-term debt of the Company at December 31, 2012 and 2011:

	2012	2011
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (51 million AUD at December 31, 2012)	53	173
Term Loan B	525	600
Term Loan C (102 million CAD at December 31, 2012)	102	114
Term Loan D (€123 million at December 31, 2012)	163	182
Senior Notes:
3.00%, Exchangeable, due 2015	642	624
7.375%, due 2016	591	588
6.875%, due 2017 (€300 million)	396	388
6.75%, due 2020 (€500 million)	660	647
Payable to OI Inc.	250	250
Other	95	137
Total long-term debt	3,477	3,703
Less amounts due within one year	23	76
Long-term debt	$3,454	$3,627

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2012, the Agreement included a $900 million revolving credit facility, a 51 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  During 2012, the Company’s subsidiary borrowers repaid 119 million Australian dollars, $75 million, 14 million Canadian dollars, and €18 million of term loans under the Agreement.  At December 31, 2012, the Company’s subsidiary borrowers had unused credit of $796 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2012 was 2.33%. As of December 31, 2012, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 222% of exchange value at December 31, 2012), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2012, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2012 and 2011 are as follows:

	2012	2011
Principal amount of exchangeable notes	$690	$690
Unamortized discount on exchangeable notes	48	66
Net carrying amount of liability component	$642	$624

Carrying amount of equity component	$93	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Contractual coupon interest	$21	$21
Amortization of discount on exchangeable notes	18	17
Total interest expense	$39	$38

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2012 and 2011  is as follows:

	2012	2011

Balance (included in short-term loans)	$264	$281

Weighted average interest rate	1.33%	2.41%

The Company capitalized $1 million in 2011 under capital lease obligations with the related financing recorded as long-term debt. There were no new capital lease obligations recorded in 2012. This amount is included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2017 are as follows:  2013, $23 million; 2014, $179 million; 2015, $1,068 million; 2016, $933 million; and 2017, $401 million.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Fair values at December 31, 2012, of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
		Market
	Principal Amount	Price	Fair Value

Senior Notes:
3.00%, Exchangeable, due 2015	$690	99.34	$685
7.375%, due 2016	600	114.50	687
6.875%, due 2017 (€300 million)	396	103.86	411
6.75%, due 2020 (€500 million)	660	114.01	752

12.  Contingencies

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

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2012	2011	2010

Pending at beginning of year	4,600	5,900	6,900
Disposed	4,400	4,500	4,200
Filed	2,400	3,200	3,200
Pending at end of year	2,600	4,600	5,900

Based on an analysis of the lawsuits pending as of December 31, 2012, approximately 66% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 30% of plaintiffs specifically plead damages of $15 million or less, and 4% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

OI Inc. has also been a defendant in other asbestos-related lawsuits or claims involving maritime workers, medical monitoring claimants, co-defendants and property damage claimants.  Based upon its past experience, OI Inc. believes that these categories of lawsuits and claims will not involve any material liability and they are not included in the above description of pending matters or in the following description of disposed matters.

Since receiving its first asbestos claim, OI Inc. as of December 31, 2012, has disposed of the asbestos claims of approximately 391,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,400.  Certain of these dispositions have included deferred amounts payable over a number of years.  Deferred amounts payable totaled approximately $24 million at December 31, 2012 ($18 million at December 31, 2011) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received. In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that OI Inc. otherwise would have received.  These developments generally have had the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.3 billion through 2012, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns, the expanding list of non-traditional defendants that have been sued in this litigation, and the use of mass litigation screenings to generate large numbers of claims by parties who allege exposure to asbestos dust but have no present physical asbestos impairment.

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

On March 11, 2011, OI Inc. received a verdict in an asbestos case in which conspiracy claims had been asserted against OI Inc. Of the total nearly $90 million awarded by the jury against the four defendants in the case, almost $10 million in compensatory damages were assessed against all four defendants, and $40 million in punitive damages were assessed against OI Inc.  On August 31, 2012, the trial judge who presided over the original trial vacated all of the damages awarded against OI Inc. in the trial and entered judgment in OI Inc.’s favor.  The plaintiff has appealed the trial judge’s ruling to an intermediate appellate court, and while OI Inc. cannot predict the ultimate outcome of this appeal, it believes that the trial judge ruled appropriately based upon applicable appellate precedent.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

A prominent Baltimore plaintiffs’ firm recently filed a motion in Maryland to consolidate for trial more than 13,000 non mesothelioma claims (the “Motion”).   The plaintiffs’ proposal is to consolidate these cases for trial on “common issues” and then have “mini trials” on damages.  Most of these cases are currently on an inactive docket. The initial hearing on the Motion to consolidate was in December 2012 but no ruling was issued at that time. OI Inc. cannot predict whether or not the Motion will be granted and, if so, the number, timing or format of any trial or the costs that might be required to litigate or resolve cases subject to the Motion.   If the Motion is granted, then a substantial number of these previously inactive cases may be activated against OI Inc.

OI Inc.’s reported results of operations for 2012 were materially affected by the $155 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s and OI Inc.’s cost of borrowing and its ability to pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related costs and to fund the Company’s working capital and capital expenditure requirements on a short-term and long-term basis.

The Company is conducting an internal investigation into conduct in certain of its overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (the “FCPA”), the FCPA’s books and records and internal controls provisions, the Company’s own internal policies, and various local laws. In October 2012, the Company voluntarily disclosed these matters to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”). The Company intends to cooperate with any investigation by the DOJ and the SEC.

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

In 2012, the Company reached a settlement with the U.S. Environmental Protection Agency to resolve alleged Clean Air Act violations at certain of its glass manufacturing facilities.  As part of the settlement, the Company agreed to pay a penalty of $1 million and install pollution control equipment at these facilities.  The pollution control equipment is estimated to cost approximately $38 million, of which the Company has already spent approximately $17 million.  The remaining equipment will be purchased and installed during 2013.

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine and involve compensatory, punitive or treble damage claims as well as other types of relief.  The Company records a liability for such matters when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated.  Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based including additional information, negotiations, settlements and other events.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13.  Accumulated Other Comprehensive Income (Loss)

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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income (Loss)

Balance on January 1, 2010	$290	$13	$(7)	$(1,587)	$(1,291)

2010 Change	382		(2)	60	440
Translation effect				(1)	(1)
Tax effect				(4)	(4)

Balance on December 31, 2010	672	13	(9)	(1,532)	(856)

2011 Change	(187)		(3)	(218)	(408)
Translation effect				1	1
Tax effect				(8)	(8)
Acquisition of noncontrolling interest	(9)				(9)

Balance on December 31, 2011	476	13	(12)	(1,757)	(1,280)
2012 Change	(34)		5	(200)	(229)
Translation effect				(9)	(9)
Tax effect				53	53
Balance on December 31, 2012	$442	$13	$(7)	$(1,913)	$(1,465)

Exchange rate fluctuations in 2010 included the write-off of cumulative currency translation losses related to the disposal of the Venezuelan operations.  See Note 20 to the Consolidated Financial Statements for further information.

14.  Stock Options and Other Stock Based Compensation

The Company participates in OI Inc.’s nonqualified plans under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units. At December 31, 2012, there were 5,455,000 shares available for grants under these plans.  Total compensation cost for all grants of shares and units under these plans was $11 million, $1 million and $11 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The expense in 2011 was decreased as a result of adjustments made to performance vested restricted share units due to actual and expected attainment of performance goals.

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

Stock option information at December 31, 2012 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2012	4,044	$22.20
Granted	435	22.50
Exercised	(296)	12.41
Forfeited or expired	(448)	25.20
Options outstanding at December 31, 2012	3,735	22.65	3.0	$14
Options vested or expected to vest at December 31, 2012	3,687	$22.65	3.0	$14
Options exercisable at December 31, 2012	2,545	$22.65	2.1	$10

Certain additional information related to stock options is as follows for the periods indicated:

	2012	2011	2010
Weighted average grant-date fair value of options granted (per share)	$10.63	$13.70	$14.60

Aggregate intrinsic value of options exercised	$3	$4	$5

Aggregate cash received from options exercised	$4	$5	$5

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2012	2011	2010

Expected life of options (years)	4.75	4.75	4.75
Expected stock price volatility	56.6%	53.2%	53.3%
Risk-free interest rate	0.6% - 0.8%	0.8% - 2.1%	1.2% - 2.5%
Expected dividend yield	0.0%	0.0%	0.0%

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)

Nonvested at January 1, 2012	511	$21.98
Granted	239	22.39
Vested	(225)	20.86
Forfeited	(60)	25.01
Nonvested at December 31, 2012	465	22.34

Awards granted during 2011		$29.99
Awards granted during 2010		$31.30

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010
Total fair value of shares vested	$5	$4	$5

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units may receive up to 2 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

Performance vested restricted share unit activity is as follows:

	Number of Performance Vested Restricted Shares Units (thousands)	Weighted Average Grant-Date Fair Value (per unit)

Nonvested at January 1, 2012	1,279	$18.06
Granted	410	22.50
Vested	(354)	10.18
Forfeited/Cancelled	(522)	13.31
Nonvested at December 31, 2012	813	26.78
Awards granted during 2011		$29.70
Awards granted during 2010		$31.10

354,000 shares were issued in 2012 with a fair value at issuance date of $8 million related to performance vested restricted share units.

As of December 31, 2012, there was $15 million of total unrecognized compensation cost related to all unvested stock options, restricted shares and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately two years.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

15.  Other Expense

Other expense for the year ended December 31, 2012 included the following:

•                  The Company recorded charges totaling $168 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

•                  During the fourth quarter of 2012, the Company recorded a gain of $61 million related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

•                  Aggregate foreign currency exchange losses included in other expense were $8 million in 2012.

Other expense for the year ended December 31, 2011 included the following:

•                  The Company recorded charges totaling $95 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

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

•                  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment.  See Note 5 for additional information.

•                  Aggregate foreign currency exchange losses included in other expense were $6 million in 2011.

Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

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

•                  Aggregate foreign currency exchange losses included in other expense were $3 million in 2010.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

16.  Operating Leases

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $76 million in 2012, $89 million in 2011, and $115 million in 2010.  Minimum future rentals under operating leases are as follows:  2013, $52 million; 2014, $42 million; 2015, $33 million; 2016, $26 million; 2017, $18 million; and 2018 and thereafter, $35 million.

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

18.  Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2012	2011	2010
Decrease (increase) in current assets:
Receivables	$213	$(131)	$(60)
Inventories	(74)	(102)	(31)
Prepaid expenses and other	19	1	9
Increase (decrease) in current liabilities:
Accounts payable	(53)	145	17
Accrued liabilities	(47)	(13)	(3)
Salaries and wages	29	(3)	(13)
U.S. and foreign income taxes	(6)	(14)	8
	$81	$(117)	$(73)

Interest paid in cash, including note repurchase premiums, aggregated $234 million for 2012, $274 million for 2011, and $229 million for 2010.

Income taxes paid in cash were as follows:

	2012	2011	2010
U.S. - continuing	$—	$1	$2
Non-U.S. - continuing	132	111	123
Non-U.S. - discontinued operations			7
Total income taxes paid in cash	$132	$112	$132

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

20.  Discontinued Operations

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the year ended December 31, 2010:

Net sales	$129
Manufacturing, shipping, and delivery	(86)
Gross profit	43

Selling and administrative expense	(5)
Other expense	3

Earnings from discontinued operations before income taxes	41
Provision for income taxes	(10)
Earnings from discontinued operations	31
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)
Net earnings from discontinued operations attributable to noncontrolling interests	(5)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	December 31, 2012
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Accounts receivable	$—	$66	$(15)	$917	$—	$968
Inventories		212		927		1,139
Other current assets		9	18	514		541

Total current assets	—	287	3	2,358	—	2,648

Investments in and advances to subsidiaries	1,592	2,836	(178)		(4,250)	—

Goodwill		555	8	1,516		2,079

Other non-current assets		127	87	888		1,102

Total other assets	1,592	3,518	(83)	2,404	(4,250)	3,181

Property, plant and equipment, net		626	42	2,101		2,769

Total assets	$1,592	$4,431	$(38)	$6,863	$(4,250)	$8,598

Current liabilities :
Accounts payable and accrued liabilities	$—	$273	$60	$1,355	$—	$1,688
Short-term loans and long-term debt due within one year			1	318		319

Total current liabilities	—	273	61	1,673	—	2,007

Long-term debt	250	1,759	13	1,432		3,454
Other non-current liabilities		31	665	925		1,621
Investments by and advances from parent		2,368	(777)	2,659	(4,250)	—
Total share owner’s equity of the Company	1,342					1,342
Noncontrolling interests				174		174

Total liabilities and share owners’ equity	$1,592	$4,431	$(38)	$6,863	$(4,250)	$8,598

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2012
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,868	$2	$5,130	$—	$7,000
Manufacturing, shipping and delivery		(1,530)	(13)	(4,083)		(5,626)

Gross profit	—	338	(11)	1,047	—	1,374

Research, engineering, selling, administrative and other		(165)	(83)	(504)		(752)
Net intercompany interest	20	(20)				—
Other interest expense	(20)	(107)	(1)	(120)		(248)
Interest income				9		9
Equity earnings from subsidiaries	339	193			(532)	—
Other equity earnings		15		49		64
Other revenue		181	6	(151)		36

Earnings (loss) from continuing operations before income taxes	339	435	(89)	330	(532)	483
Provision for income taxes		(10)	5	(103)		(108)
Earnings (loss) from continuing operations	339	425	(84)	227	(532)	375
Loss from discontinued operations				(2)		(2)

Net earnings (loss)	339	425	(84)	225	(532)	373
Net earnings attributable to noncontrolling interests				(34)		(34)

Net earnings (loss) attributable to the Company	$339	$425	$(84)	$191	$(532)	$339

	Year ended December 31, 2012
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$339	$425	$(84)	$225	$(532)	$373
Other comprehensive income (loss)	(185)	5		(207)	210	(177)
Total comprehensive income (loss)	154	430	(84)	18	(322)	196
Comprehensive income attributable to noncontrolling interests				(42)		(42)
Comprehensive income (loss) attributable to the Company	$154	$430	$(84)	$(24)	$(322)	$154

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2011
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,837	$3	$5,521	$(3)	$7,358
Manufacturing, shipping and delivery		(1,549)	(5)	(4,419)	4	(5,969)

Gross profit	—	288	(2)	1,102	1	1,389

Research, engineering, selling, administrative and other		(120)	(77)	(1,213)		(1,410)
Net intercompany interest	20	(20)				—
Interest expense	(20)	(145)	(1)	(148)		(314)
Interest income				11		11
Equity earnings from subsidiaries	(335)	(474)			809	—
Other equity earnings		9		57		66
Other revenue		216	1	(190)	—	27

Earnings (loss) from continuing operations before income taxes	(335)	(246)	(79)	(381)	810	(231)
Provision for income taxes		(1)	2	(86)		(85)
Earnings (loss) from continuing operations	(335)	(247)	(77)	(467)	810	(316)
Loss on disposal of discontinued operations			3	(2)		1

Net earnings (loss)	(335)	(247)	(74)	(469)	810	(315)
Net earnings attributable to noncontrolling interests				(20)		(20)

Net earnings (loss) attributable to the Company	$(335)	$(247)	$(74)	$(489)	$810	$(335)

	Year ended December 31, 2011
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$(335)	$(247)	$(74)	$(469)	$810	$(315)
Other comprehensive income	(415)	(28)		(136)	164	(415)
Total comprehensive income	(750)	(275)	(74)	(605)	974	(730)
Comprehensive income attributable to noncontrolling interests				(20)		(20)
Comprehensive income (loss) attributable to the Company	$(750)	$(275)	$(74)	$(625)	$974	$(750)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,779	$3	$4,861	$(10)	$6,633
Manufacturing, shipping and delivery		(1,477)	(6)	(3,809)	11	(5,281)

Gross profit	—	302	(3)	1,052	1	1,352

Research, engineering, selling, administrative and other		(127)	(86)	(398)		(611)
Net intercompany interest	21	(70)	(7)	56		—
Other interest expense	(21)	(145)		(83)		(249)
Interest income				13		13
Equity earnings from subsidiaries	111	188			(299)	—
Other equity earnings		15		44		59
Other revenue		88	9	(65)		32

Earnings (loss) from continuing operations before income taxes	111	251	(87)	619	(298)	596
Provision for income taxes		(1)	(3)	(133)		(137)
Earnings (loss) from continuing operations	111	250	(90)	486	(298)	459
Earnings from discontinued operations				31		31
Loss on disposal of discontinued operations				(337)		(337)

Net earnings (loss)	111	250	(90)	180	(298)	153
Net earnings attributable to noncontrolling interests				(42)		(42)

Net earnings (loss) attributable to the Company	$111	$250	$(90)	$138	$(298)	$111

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$111	$250	$(90)	$180	$(298)	$153
Other comprehensive income	435	22		381	(397)	441
Total comprehensive income	546	272	(90)	561	(695)	594
Comprehensive income attributable to noncontrolling interests				(48)		(48)
Comprehensive income (loss) attributable to the Company	$546	$272	$(90)	$513	$(695)	$546

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2012
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	$148	$(8)	$649	$(44)	$745
Cash used in discontinued operating activities				(5)		(5)
Investing Activities:
Additions to property, plant and equipment		(73)	(1)	(216)		(290)
Acquisition, net of cash acquired				(5)		(5)
Proceeds from sales and other		2		93		95
Net payments to fund minority partner loan				(21)		(21)

Cash used in investing activities	—	(71)	(1)	(149)	—	(221)
Financing Activities:
Net distribution to OI Inc.	(188)					(188)
Change in intercompany transactions	188	(2)	(1)	(229)	44	—
Change in short term debt				(38)		(38)
Payments of long term debt		(185)	(1)	(216)		(402)
Borrowings of long term debt		110		9		119
Net receipts for hedging activity				27		27
Contribution from noncontrolling interests				3		3
Noncontrolling dividends				(24)		(24)
Payment of finance fees				(1)		(1)

Cash provided by (used in) financing activities	—	(77)	(2)	(469)	44	(504)
Effect of exchange rate change on cash				16		16

Net change in cash	—	—	(11)	42	—	31
Cash at beginning of period			21	379		400

Cash at end of period	$—	$—	$10	$421	$—	$431

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2011
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	$289	$(4)	$319	$71	$675
Cash used in discontinued operating activities				(2)		(2)
Investing Activities:
Additions to property, plant and equipment		(38)	(5)	(242)		(285)
Acquisition, net of cash acquired		(8)		(136)		(144)
Proceeds from sales and other				3		3

Cash used in investing activities	—	(46)	(5)	(375)	—	(426)
Financing Activities:
Net distribution to OI Inc.	(165)					(165)
Change in intercompany transactions	165	86	(199)	17	(69)	—
Change in short term debt				80		80
Payments of long term debt		(1,262)	(1)	(534)		(1,797)
Borrowings of long term debt		933		534	(2)	1,465
Net payments for hedging activity				(22)		(22)
Noncontrolling dividends				(35)		(35)
Payment of finance fees				(19)		(19)

Cash provided by (used in) financing activities	—	(243)	(200)	21	(71)	(493)
Effect of exchange rate change on cash				6		6

Net change in cash	—	—	(209)	(31)	—	(240)
Cash at beginning of period			230	410		640

Cash at end of period	$—	$—	$21	$379	$—	$400

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Year ended December 31, 2010
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$661	$(605)	$731	$(8)	$779
Cash provided by discontinued operating activities				(8)		(8)
Investing Activities:
Additions to property, plant and equipment-continuing		(138)	(4)	(358)		(500)
Additions to property, plant and equipment-discontinued				(3)		(3)
Acquisition, net of cash acquired				(817)		(817)
Proceeds from sales		1		5		6

Cash used in investing activities	—	(137)	(4)	(1,173)	—	(1,314)
Financing Activities:
Net distribution to OI Inc.	(401)					(401)
Change in intercompany transactions	401	(747)	556	(218)	8	—
Change in short term debt - continuing				(39)		(39)
Change in short term debt - discontinued				(2)		(2)
Payments of long term debt		(450)	(1)	(94)		(545)
Borrowings of long term debt		694		698		1,392
Net receipts for hedging activity				21		21
Noncontrolling dividends				(25)		(25)
Payment of finance fees		(21)		(12)		(33)

Cash provided by (used in) financing activities	—	(524)	555	329	8	368
Effect of exchange rate change on cash				3		3

Net change in cash	—	—	(54)	(118)	—	(172)
Cash at beginning of period			284	528		812

Cash at end of period	—	—	230	410	—	640

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2012 and 2011:

	2012
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$1,739	$1,766	$1,747	$1,748	$7,000

Gross profit	$378	$376	$342	$278	$1,374

Earnings (loss) from continuing operations attributable to the Company (a)	$122	$134	$92	$(7)	$341
Earnings (loss) from discontinued operations attributable to the Company	(1)	(1)	(2)	2	(2)
Net earnings (loss) attributable to the Company	$121	$133	$90	$(5)	$339

(a)                     Amounts management considers not representative of ongoing operations include:

Amount for the third quarter included charges of $33 million ($23 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges.

Amount for the fourth quarter included net charges totaling $74 million ($88 million after tax amount attributable to the Company) for the following: (1) $135 million ($121 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges; and (2) a gain of $61 million ($33 million after tax amount attributable to the Company) related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

Amount for the fourth quarter included a tax benefit of $14 million for certain tax adjustments.

	2011
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$1,719	$1,959	$1,862	$1,818	$7,358

Gross profit	$343	$355	$387	$304	$1,389

Earnings (loss) from continuing operations attributable to the Company (b)	$83	$71	$119	$(609)	$(336)
Earnings (loss) from discontinued operations attributable to the Company	(1)	2	(3)	3	1
Net earnings (loss) attributable to the Company	$82	$73	$116	$(606)	$(335)

(b)                     Amounts management considers not representative of ongoing operations include:

Amount for first quarter included charges of $8 million ($6 million after tax amount attributable to the Company) for restructuring.

Amount for the second quarter included charges totaling $29 million ($27 million after tax amount attributable to the Company) for the following: (1) $25 million ($24 million after tax amount attributable to the Company) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (2) $4 million ($3 million after tax amount attributable to the Company) for restructuring.

Amount for the third quarter included charges totaling $29 million ($20 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges.

Amount for the fourth quarter included net charges totaling $712 million ($703 million after tax amount attributable to the Company) for the following: (1) $71 million ($63 million after tax amount attributable to the Company) for restructuring, asset impairment and related charges; and (2) $641 million ($640 million after tax amount attributable to the Company) for goodwill impairment.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.  As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an Enterprise Resource Planning software system.  The phased implementation was completed in the North America segment during the first quarter of 2012, resulting in changes to certain processes in that segment.  The phased implementation is planned to commence in the South America segment during 2013.  The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework).

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited Owens-Illinois Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Owens-Illinois Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Owens-Illinois Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
February 13, 2013

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2013 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

Financial Statement Schedule	Schedule Page

For the years ended December 31, 2012, 2011, and 2010:

II - Valuation and Qualifying Accounts (Consolidated)	S-1

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

4.5	—	First Supplemental Indenture, dated as of December 14, 2012, by and among OI European Group B.V., the guarantors party thereto and Law Debenture Trust Company of New York, as Trustee (filed herewith).
4.6	—

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

10.6*	—

First Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.27 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 1995, File No. 1-9576, and incorporated herein by reference).

10.7*	—

Second Amendment to Owens-Illinois, Inc. Directors Deferred Compensation Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 1997, File No. 1-9576, and incorporated herein by reference).

10.8*	—

Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 1999, File No. 1-9576, and incorporated herein by reference).

10.9*	—

First Amendment to Amended and Restated 1997 Equity Participation Plan of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-9576, and incorporated herein by reference).

10.10*	—

Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

10.11*	—

2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.12*	—

Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.13*	—

Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 1-9576, and incorporated herein by reference).

10.14*	—

Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan dated as of April 24, 2009 (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended March 31, 2009, File No. 1-9576, and incorporated herein by reference).

10.15*	—

Form of Non-Qualified Stock Option Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.25 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2011, File No. 1-9576, and incorporated herein by reference).

10.16*	—

Form of Restricted Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.30 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.17*	—

Form of Phantom Stock Agreement for use under the Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Exhibit 10.31 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2005, File No. 1-9576, and incorporated herein by reference).

10.18*	—

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

10.20*	—

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

Financial statements from the annual report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*                 Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)             Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2012 and 2011, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2012, 2011 and 2010.

2)             Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2012 and 2011, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2012, 2011 and 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of valuing its U.S. inventories from the last-in, first-out method to the average cost method, effective January 1, 2012.

/s/ Ernst & Young LLP

Toledo, Ohio
February 13, 2013

CONSOLIDATED RESULTS OF OPERATIONS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010

Net sales	$7,000	$7,358	$6,633
Manufacturing, shipping and delivery	(5,615)	(5,972)	(5,283)
Gross profit	1,385	1,386	1,350

Selling and administrative expense	(482)	(484)	(422)
Research, development and engineering expense	(62)	(71)	(62)
Equity earnings	64	66	59
Interest income	9	11	31
Interest expense	(228)	(294)	(215)
Other expense	(123)	(777)	(31)
Other income	30	26	23

Earnings (loss) from continuing operations before income taxes	593	(137)	733
Provision for income taxes	(114)	(87)	(135)

Earnings (loss) from continuing operations	479	(224)	598
Earnings from discontinued operations			31
Loss on disposal of discontinued operations	(5)	(2)	(337)

Net earnings (loss)	474	(226)	292
Net earnings attributable to noncontrolling interests	(34)	(20)	(42)

Net earnings (loss) attributable to the Company	$440	$(246)	$250

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$445	$(244)	$561
Earnings from discontinued operations			24
Loss on disposal of discontinued operations	(5)	(2)	(335)
Net earnings (loss)	$440	$(246)	$250

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$34	$20	$37
Earnings from discontinued operations			7
Loss on disposal of discontinued operations			(2)
Net earnings	$34	$20	$42

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED COMPREHENSIVE INCOME Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010

Net earnings (loss)	$474	$(226)	$292
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26)	(187)	388
Pension and other postretirement benefit adjustments	(184)	25	12
Change in fair value of derivative instruments	5	(3)	(2)
Other comprehensive income (loss)	(205)	(165)	398
Total comprehensive income (loss)	269	(391)	690
Comprehensive income attributable to noncontrolling interests	(42)	(20)	(48)
Comprehensive income (loss) attributable to the Company	$227	$(411)	$642

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc.

Dollars in millions

December 31,	2012	2011

Assets
Current assets:
Cash, including time deposits of $90 ($114 in 2011)	$420	$378
Receivables including amount from related parties of $5 ($5 in 2011), less allowances of $40 ($37 in 2011) for losses and discounts	976	1,165
Inventories	1,139	1,061
Prepaid expenses	103	112

Total current assets	2,638	2,716
Other assets:
Equity investments	294	315
Repair parts inventories	133	155
Pension assets		116
Other assets	584	599
Goodwill	2,079	2,082

Total other assets	3,090	3,267
Property, plant and equipment:
Land, at cost	256	264
Buildings and equipment, at cost:
Buildings and building equipment	1,178	1,183
Factory machinery and equipment	4,856	5,089
Transportation, office and miscellaneous equipment	113	113
Construction in progress	187	171
	6,590	6,820
Less accumulated depreciation	3,860	3,984
Net property, plant and equipment	2,730	2,836

Total assets	$8,458	$8,819

CONSOLIDATED BALANCE SHEETS Owens-Brockway Packaging, Inc.  (continued)

Dollars in millions

December 31,	2012	2011

Liabilities and Share Owners’ Equity
Current liabilities:
Short-term loans	$296	$330
Accounts payable including amount to related parties of $13 ($15 in 2011)	1,030	1,024
Salaries and wages	161	149
U.S. and foreign income taxes	45	106
Other accrued liabilities	390	395
Long-term debt due within one year	22	75

Total current liabilities	1,944	2,079

External long-term debt	3,190	3,362

Deferred taxes	182	212

Pension benefits	377	338

Nonpension postretirement benefits	98	91

Other liabilities	299	362

Share owners’ equity:
Investment by and advances from Parent	2,142	1,957
Accumulated other comprehensive income	52	265
Total share owner’s equity of the Company	2,194	2,222
Noncontrolling interests	174	153
Total share owners’ equity	2,368	2,375

Total liabilities and share owners’ equity	$8,458	$8,819

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY Owens-Brockway Packaging, Inc.

Dollars in millions

	Share Owner’s Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2010	$2,462	$47	$198	$2,707
Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	250		42	292
Foreign currency translation adjustments		382	6	388
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests’ share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations			(14)	(14)
Balance on December 31, 2010	2,255	439	211	2,905
Net intercompany transactions	3			3
Comprehensive income:
Net earnings (loss)	(246)		20	(226)
Foreign currency translation adjustments		(187)		(187)
Pension and other postretirement benefit adjustments, net of tax		25		25
Change in fair value of derivative instruments, net of tax		(3)		(3)
Acquisition of noncontrolling interests	(55)	(9)	(43)	(107)
Dividends paid to noncontrolling interests on subsidiary common stock			(35)	(35)
Balance on December 31, 2011	1,957	265	153	2,375
Net intercompany transactions	(255)			(255)
Comprehensive income:
Net earnings	440		34	474
Foreign currency translation adjustments		(34)	8	(26)
Pension and other postretirement benefit adjustments, net of tax		(184)		(184)
Change in fair value of derivative instruments, net of tax		5		5
Contribution from noncontrolling interests			3	3
Dividends paid to noncontrolling interests on subsidiary common stock			(24)	(24)
Balance on December 31, 2012	$2,142	$52	$174	$2,368

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS Owens-Brockway Packaging, Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010
Operating activities:
Net earnings (loss)	$474	$(226)	$292
Earnings from discontinued operations			(31)
Loss on disposal of discontinued operations	5	2	337
Non-cash charges (credits):
Depreciation	374	401	366
Amortization of intangibles and other deferred items	27	14	17
Amortization of finance fees and debt discount	33	32	20
Deferred tax benefit	(3)	(44)	(6)
Restructuring, asset impairment and related charges	159	111	13
Gain on China land compensation	(61)
Charge for acquisition-related costs			26
Charge for goodwill impairment		641
Other	(58)	(11)	101
Cash paid for restructuring activities	(65)	(39)	(61)
Change in non-current assets and liabilities	(54)	(96)	(32)
Change in components of working capital	(9)	(74)	(46)
Cash provided by continuing operating activities	822	711	996
Cash utilized in discontinued operating activities	(5)	(2)	(8)
Total cash provided by operating activities	817	709	988
Investing activities:
Additions to property, plant and equipment - continuing	(290)	(280)	(496)
Additions to property, plant and equipment - discontinued			(3)
Acquisitions, net of cash acquired	(5)	(144)	(817)
Net cash proceeds related to sale of assets and other	95	3	6
Net payments to fund minority partner loan	(21)
Cash utilized in investing activities	(221)	(421)	(1,310)
Financing activities:
Additions to long-term debt	119	1,465	1,392
Repayments of long-term debt	(401)	(1,796)	(545)
Increase (decrease) in short-term loans - continuing	(38)	80	(39)
Decrease in short-term loans - discontinued			(2)
Net receipts from (distribution to) parent	(255)	1	(567)
Net receipts (payments) for hedging activity	27	(22)	19
Payment of finance fees	(1)	(19)	(33)
Contribution from noncontrolling interests	3
Dividends paid to noncontrolling interests	(24)	(35)	(25)
Cash provided by (utilized in) financing activities	(570)	(326)	200
Effect of exchange rate fluctuations on cash	16	6	3
Increase (decrease) in cash	42	(32)	(119)
Cash at beginning of year	378	410	529
Cash at end of year	$420	$378	$410

See accompanying Notes to Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Brockway Packaging, Inc. (the “Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the Company’s Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost. The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

Relationship with Owens-Illinois Group, Inc. and Owens-Illinois, Inc.   The Company is a 100%-owned subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and an indirect subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations   The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries. The principal markets and operations for the Company’s products are in Europe, North America, South America and Asia Pacific.

Change in Accounting Method   Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the lower of the average cost method or market, while in prior years these inventories were valued using the lower of the last-in, first-out (“LIFO”) method or market.  The Company believes the average cost method is preferable as it conforms the inventory costing methods globally, improves comparability with industry peers and better reflects the current value of inventory on the consolidated balance sheets.  All prior periods presented have been adjusted to apply the new method retrospectively.

The effect of the change on the Consolidated Results of Operations for the years ended December 31, 2011 and 2010 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	As originally reported under LIFO	Effect of Change	As Adjusted
2011
Manufacturing, shipping and delivery expense	$(5,982)	$10	$(5,972)
Loss from continuing operations attributable to the Company	(254)	10	(244)

2010
Manufacturing, shipping and delivery expense	$(5,285)	$2	$(5,283)
Earnings from continuing operations attributable to the Company	559	2	561

The effect of the change on the Consolidated Balance Sheet as of December 31, 2011 is as follows:

	As originally reported under LIFO	Effect of Change	As Adjusted
Assets:
Inventories	$1,012	$49	$1,061
Share owners’ equity:
Investment by and advances from Parent	1,908	49	1,957

The effect of the change on the consolidated share owners’ equity as of January 1, 2010 is as follows:

	As originally reported under LIFO	Effect of Change	As Adjusted

Investment by and advances from Parent	$2,425	$37	$2,462

The effect of the change on the Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010 is as follows:

	As originally reported under LIFO	Effect of Change	As Adjusted
2011
Net earnings/(loss)	$(236)	$10	$(226)
Change in components of working capital	(64)	(10)	(74)

2010
Net earnings	$290	$2	$292
Change in components of working capital	(44)	(2)	(46)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Had the Company not made this change in accounting method, manufacturing, shipping and delivery expense for the year ended December 31, 2012 would have been lower by $4 million and net earnings attributable to the Company would have been higher by $4 million than reported in the Consolidated Results of Operations.

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

Foreign Currency Translation   The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates.  Any related translation adjustments are recorded in accumulated other comprehensive income in share owners’ equity.

Revenue Recognition  The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers.  Provisions for rebates to customers are provided in the same period that the related sales are recorded.

Shipping and Handling Costs  Shipping and handling costs are included with manufacturing, shipping and delivery costs in the Consolidated Results of Operations.

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

Inventory Valuation   Inventories are valued at the lower of average costs or market.

Goodwill   Goodwill represents the excess of cost over fair value of net assets of businesses acquired.  Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Property, Plant and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative.  Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

Derivative Instruments  The Company uses forward exchange contracts, options, and commodity futures contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of commodity futures contracts are classified as operating activities.

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

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units may receive up to 2 shares of OI Inc.’s common stock for each

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.  Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

As discussed in Note 21, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.  Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, South America and Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

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

In prior periods, pension expense was recorded in each segment  related to the pension plans in place in that segment, with the exception of the U.S. pension plans which were recorded in Other.  Effective January 1, 2012, the Company changed the allocation of pension expense to its reportable segments such that pension expense recorded in each segment relates only to the service cost component of the plans in that segment.  The other components of pension expense, including interest cost, expected asset returns and amortization of actuarial losses, are recorded in Other.  This change in allocation has been applied retrospectively to all periods.  Also effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories (see Note 1 for additional information).

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2011 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$325	$20	$—	$345
North America	236	(24)	10	222
South America	250			250
Asia Pacific	83			83

Reportable segment totals	894	(4)	10	900
Other	(6)	4		(2)

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2010 is as follows:

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$324	$16	$—	$340
North America	275	(24)	2	253
South America	224			224
Asia Pacific	141	3		144

Reportable segment totals	964	(5)	2	961
Other	(16)	5		(11)

Financial information regarding the Company’s reportable segments is as follows:

	2012	2011	2010
Net sales:
Europe	$2,717	$3,052	$2,746
North America	1,966	1,929	1,879
South America	1,252	1,226	975
Asia Pacific	1,028	1,059	996

Reportable segment totals	6,963	7,266	6,596
Other	37	92	37
Net sales	$7,000	$7,358	$6,633

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010
Segment operating profit:
Europe	$307	$345	$340
North America	288	222	253
South America	227	250	224
Asia Pacific	113	83	144
Reportable segment totals	935	900	961

Items excluded from segment operating profit:
Other	(25)	(2)	(11)
Restructuring, asset impairment and related charges	(159)	(111)	(13)
Gain on China land compensation	61
Acquisition-related costs			(20)
Charge for goodwill impairment		(641)
Interest income	9	11	31
Interest expense	(228)	(294)	(215)
Earnings (loss) from continuing operations before income taxes	$593	$(137)	$733

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Other	Consolidated Totals

Total assets:
2012	$3,362	$1,986	$1,655	$1,349	$8,352	$106	$8,458
2011	3,588	2,013	1,682	1,379	8,662	157	8,819
2010	3,618	1,990	1,680	2,047	9,335	121	9,456
Equity investments:
2012	$63	$25	$—	$165	$253	$41	$294
2011	59	27		181	267	48	315
2010	53	17	5	179	254	45	299
Equity earnings:
2012	$15	$16	$—	$5	$36	$28	$64
2011	21	9		3	33	33	66
2010	19	15		1	35	24	59
Capital expenditures (1):
2012	$87	$68	$75	$49	$279	$11	$290
2011	127	60	50	37	274	6	280
2010
Continuing	151	156	96	85	488	8	496
Discontinued						3	3
Depreciation and amortization expense:
2012	$150	$107	$70	$70	$397	$4	$401
2011	164	96	73	80	413	2	415
2010
Continuing	169	92	50	69	380	3	383
Discontinued						3	3

(1)          Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2012	$624	$2,106	$2,730
2011	626	2,210	2,836
2010	662	2,404	3,066

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total

2012	$1,780	$5,220	$7,000
2011	1,776	5,582	7,358
2010	1,676	4,957	6,633

Operations in individual countries outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2012 — 11%, 2011 — 13%, 2010 — 13%), Australia (2012 — 10%, 2011 — 10%, 2010 — 11%) and Italy (2012 — 9%, 2011 — 10%, 2010 — 11%).

3.  Inventories

Major classes of inventory are as follows:

	2012	2011
Finished goods	$957	$891
Raw materials	137	123
Operating supplies	45	47
	$1,139	$1,061

4.  Equity Investments

Summarized information pertaining to the Company’s equity associates follows:

	2012	2011	2010

For the year:
Equity in earnings:
Non-U.S.	$20	$24	$20
U.S.	44	42	39
Total	$64	$66	$59
Dividends received	$50	$50	$62

Summarized combined financial information for equity associates is as follows (unaudited):

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011
At end of year:
Current assets	$327	$309
Non-current assets	496	413
Total assets	823	722
Current liabilities	195	186
Other liabilities and deferred items	158	129
Total liabilities and deferred items	353	315
Net assets	$470	$407

	2012	2011	2010

For the year:
Net sales	$658	$689	$731

Gross profit	$191	$215	$227

Net earnings	$143	$174	$162

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in Tata Chemical (Soda Ash) Partners, a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

There is a difference of approximately $13 million as of December 31, 2012 for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

5.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2010	$736	$1,081	$559	$—	$5	$2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	743	1,009	677	387	5	2,821
Acquisitions		8				8
Impairment charge			(641)			(641)
Translation effects	(3)	(34)	(36)	(33)		(106)
Balance as of December 31, 2011	740	983	—	354	5	2,082
Translation effects	3	23		(29)		(3)
Balance as of December 31, 2012	$743	$1,006	$—	$325	$5	$2,079

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million, $1,135 million and $494 million as of December 31, 2012, 2011 and 2010, respectively.

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

During the fourth quarter of 2012, the Company completed its annual impairment testing and determined that no impairment existed.  During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

6.  Other Assets

Other assets consisted of the following at December 31, 2012 and 2011:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011

Deferred tax asset	$282	$296
Intangibles	28	33
Capitalized software	40	32
Deferred finance fees	39	49
Deferred returnable packaging costs	96	80
Other	99	109
	$584	$599

7.  Derivative Instruments

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2012 and 2011, the Company had entered into commodity futures contracts covering approximately 7,000,000 MM BTUs and 5,100,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2012 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2012 and 2011, an unrecognized loss of $1 million and $6 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2012 and 2011 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

			Amount of Loss
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2012	2011	2010	2012	2011	2010

$(3)	$(10)	$(11)	$(8)	$(7)	$(9)

Senior Notes Designated as Net Investment Hedge

During December 2004, a U.S. subsidiary of the Company issued senior notes totaling €225 million.  These notes were designated by the Company’s subsidiary as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  The amount of the gain (loss) recognized in OCI related to this net investment hedge for the years ended December 31, 2011 and 2010 was $(25) million and $24 million, respectively.  During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by a subsidiary of the Company.  The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

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

At December 31, 2012 and 2011, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $750 million and $550 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2012	2011	2010

Other expense	$6	$(11)	$18

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2012 and 2011:

	Fair Value
	Balance Sheet Location	2012	2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$4	$13

Total asset derivatives		$4	$13

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	9	4

Total liability derivatives		$10	$10

8.  Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations and reduce future expenses.  The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges.  The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The Company accounts for restructuring and other costs under applicable provisions of generally accepted accounting principles.  Charges for employee severance and related benefits are generally accrued based on contractual arrangements with employees or their representatives.  Other exit costs are accrued based on the estimated cost to settle related contractual arrangements.  Estimated environmental remediation costs are accrued when specific claims have been received or are probable of being received.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs (as in the case of the European Asset Optimization and Asia Pacific Restructuring programs below) are presented separately.  Minor initiatives are presented on a combined basis as Other Restructuring Actions.  When charges related to major programs are completed, remaining accrual balances are classified with Other Restructuring Actions.

European Asset Optimization

In 2011, the Company implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involves making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $86 million in 2012 and $24 million in 2011 for employee costs, asset impairments and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

In 2011, the Company implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $47 million and $46 million in 2012 and 2011, respectively, for employee costs and asset impairments related to furnace closures and additional restructuring activities.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2012 of $9 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $10 million for miscellaneous other costs.  In 2011, the Company recorded charges of $12 million related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

The Company acquired VDL in 2011 (see Note 18).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

The beginning accrual balance for other restructuring actions as of January 1, 2011 primarily relates to the Company’s strategic review of its global manufacturing footprint completed in 2010.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2011	$—	$—	$79	$79
2011 charges	24	46	24	94
Write-down of assets to net realizable value	(11)	(8)	(21)	(40)
Net cash paid, principally severance and related benefits	(1)	(21)	(17)	(39)
Acquisition			11	11
Other, including foreign exchange translation			(3)	(3)
Balance at December 31, 2011	12	17	73	102
2012 charges	86	47	26	159
Write-down of assets to net realizable value	(30)	(22)	(14)	(66)
Net cash paid, principally severance and related benefits	(16)	(25)	(24)	(65)
Pension charges transferred to other accounts		(11)		(11)
Other, including foreign exchange translation	1		1	2
Balance at December 31, 2012	$53	$6	$62	$121

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2012, the Company’s estimates include approximately $75 million for severance and related benefits costs, $34 million for environmental remediation costs, and $12 million for other exit costs.  The 2012 charges include approximately $14 million related to environmental remediation costs at a closed facility in Europe.

9.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $20 million in 2012, $37 million in 2011 and $30 million in 2010.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $6 million in 2012, $7 million in 2011 and $6 million in 2010.

The Company has defined benefit pension plans covering a substantial number of employees located in the United Kingdom, the Netherlands, Canada and Australia, as well as many employees in Germany, France and Switzerland.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.

The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2012	2011

Obligations at beginning of year	$1,553	$1,567

Change in benefit obligations:
Service cost	26	24
Interest cost	77	83
Actuarial (gain) loss, including the effect of change in discount rates	293	(37)
Participant contributions	7	8
Benefit payments	(101)	(87)
Other		19
Foreign currency translation	56	(24)

Net change in benefit obligations	358	(14)

Obligations at end of year	$1,911	$1,553

The changes in the fair value of the non-U.S. pension plans’ assets for the year were as follows:

	2012	2011

Fair value at beginning of year	$1,325	$1,279

Change in fair value:
Actual gain on plan assets	118	80
Benefit payments	(101)	(87)
Employer contributions	110	58
Participant contributions	7	8
Foreign currency translation	43	(25)
Other	25	12

Net change in fair value of assets	202	46

Fair value at end of year	$1,527	$1,325

The funded status of the non-U.S. pension plans at year end was as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011

Plan assets at fair value	$1,527	$1,325
Projected benefit obligations	1,911	1,553

Plan assets less than projected benefit obligations	(384)	(228)

Items not yet recognized in pension expense:
Actuarial loss	534	312
Prior service credit	(9)	(10)

	525	302

Net amount recognized	$141	$74

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	2012	2011

Pension assets	$—	$116
Current pension liability, included with Other accrued liabilities	(7)	(6)
Pension benefits	(377)	(338)
Accumulated other comprehensive loss	525	302

Net amount recognized	$141	$74

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2012 and 2011 as follows (amounts are pretax):

	2012	2011
Current year actuarial (gain) loss	$239	$(28)
Amortization of actuarial loss	(22)	(24)
Amortization of prior service credit		1
Loss due to settlement	(11)

	206	(51)
Translation	17	5
	$223	$(46)

The accumulated benefit obligation for all defined benefit pension plans was $1,729 million and $1,402 million at December 31, 2012 and 2011, respectively.

The components of the non-U.S. pension plans’ net pension expense were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010
Service cost	$26	$24	$21
Interest cost	77	83	79
Expected asset return	(87)	(86)	(80)
Curtailment (gain) loss			(1)
Amortization:
Actuarial loss	22	24	19
Prior service credit		(1)	(1)
Net amortization	22	23	18
Net expense	$38	$44	$37

The non-U.S. pension expense excludes $11 million of pension settlement costs that were recorded in restructuring expense in 2012.

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2013:

Amortization:
Actuarial loss	$32
Prior service cost	(1)

Net amortization	$31

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation		Accumulated Benefit Obligation
	Exceeds Fair Value		Exceeds Fair Value
	of Plan Assets		of Plan Assets
	2012	2011	2012	2011

Projected benefit obligations	$1,911	$1,157	$1,172	$1,157
Fair value of plan assets	1,527	837	858	837
Accumulated benefit obligation	1,729	1,065	1,090	1,065

The weighted average assumptions used to determine benefit obligations were as follows:

	2012	2011
Discount rate	3.89%	4.75%
Rate of compensation increase	3.08%	3.23%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2012	2011	2010

Discount rate	4.75%	5.28%	5.64%
Rate of compensation increase	3.23%	3.49%	3.54%
Expected long-term rate of return on assets	6.24%	6.44%	6.78%

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

For 2012, the Company’s weighted average expected long-term rate of return on assets was 6.24% .  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2011), which was in line with the expected long-term rate of return assumption for 2012.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2012 and 2011:

	2012			2011			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$36	$20	$—	$21	$5	$—
Equity securities	367	173		340	146		45-55%
Debt securities	714	113	3	645	101	5	40-50%
Real estate			15			11	0-10%
Other	18	68		15	36		0-10%
Total assets at fair value	$1,135	$374	$18	$1,021	$288	$16

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011
Beginning balance	$16	$19
Net increase (decrease)	2	(3)
Ending balance	$18	$16

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2012.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non-U.S. defined benefit pension plans of approximately $27 million in 2013.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2013	$84
2014	86
2015	90
2016	91
2017	91
2018 - 2022	460

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $6 million, $6 million, and $7 million at December 31, 2012, 2011, and 2010, respectively.

The Company’s subsidiaries in Canada also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plans in Canada.

The changes in the postretirement benefit obligations for the year were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011

Obligations at beginning of year	$95	$85
Change in benefit obligations:
Service cost	1	1
Interest cost	4	4
Actuarial loss, including the effect of changing discount rates	3	11
Benefit payments	(3)	(4)
Foreign currency translation	2	(2)
Net change in benefit obligations	7	10

Obligations at end of year	$102	$95

The funded status of the postretirement benefit plans at year end was as follows:

	2012	2011
Postretirement benefit obligations	$(102)	$(95)

Items not yet recognized in net postretirement benefit cost:
Actuarial loss	5	2
Net amount recognized	$(97)	$(93)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	2012	2011

Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(98)	(91)
Accumulated other comprehensive loss	5	2
Net amount recognized	$(97)	$(93)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2012 and 2011 as follows (amounts are pretax):

	2012	2011
Current year actuarial loss	$3	$12

The components of the net postretirement benefit cost for the year were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010
Service cost	$1	$1	$1
Interest cost	4	4	5
Net postretirement benefit cost	$5	$5	$6

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2012	2011	2010
Accumulated post retirement benefit obligation	3.89%	4.13%	5.02%
Net postretirement benefit cost	4.13%	5.02%	5.60%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2012	2011
Health care cost trend rate assumed for next year	6.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	16	(13)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Year(s)

2013	$4
2014	4
2015	5
2016	5
2017	5
2018 - 2022	26

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2012, $6 million in 2011, and $6 million in 2010.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10.  Income Taxes

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2012	2011	2010

U.S.	$297	$282	$192
Non-U.S.	296	(419)	541

	$593	$(137)	$733

Discontinued operations	2012	2011	2010

U.S.	$—	$—	$—
Non-U.S.	(5)	(2)	(296)

	$(5)	$(2)	$(296)

The provision (benefit) for income taxes consists of the following:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011	2010

Current:
U.S.	$—	$(8)	$—
Non-U.S.	117	139	141

	117	131	141

Deferred:
U.S.	10	9	(4)
Non-U.S.	(13)	(53)	(2)

	(3)	(44)	(6)

Total:
U.S.	10	1	(4)
Non-U.S.	104	86	139

Total for continuing operations	114	87	135
Total for discontinued operations			10
	$114	$87	$145

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2012	2011	2010
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$208	$(48)	$256

Increase (decrease) in provision for income taxes due to:

Differences in income taxes on foreign earnings, losses and remittances		(13)	(46)
Goodwill impairment		224
U.S. tax consolidation benefit	(54)	(58)	(60)
Changes in valuation allowance	(46)	(18)	(37)
Tax audits and settlements	(1)	3	21
Other items	7	(3)	1
Provision for income taxes	$114	$87	$135

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

	2012	2011
Deferred tax assets:
Accrued postretirement benefits	$27	$24
Foreign tax credit	354	338
Operating and capital loss carryovers	373	320
Other credit carryovers	29	31
Accrued liabilities	72	90
Pension liability	74	38
Other	66	50
Total deferred tax assets	995	891

Deferred tax liabilities:
Property, plant and equipment	113	114
Exchangeable notes	19	23
Intangibles	12	1
Other	84	50

Total deferred tax liabilities	228	188
Valuation allowance	(610)	(577)

Net deferred taxes	$157	$126

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	2012	2011

Prepaid expenses	$62	$44
Other assets	282	296
U.S. and foreign income taxes	(5)	(2)
Deferred taxes	(182)	(212)

Net deferred taxes	$157	$126

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

At December 31, 2012, before valuation allowance, the Company had unused foreign tax credits of $354 million expiring in 2017 through 2022, research tax credit of $19 million expiring from 2013 to 2032, and alternative minimum tax credits of $9 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $188 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $185 million expiring between 2013 and 2032.

At December 31, 2012, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.5 billion.  The Company intends to reinvest

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2012, 2011 or 2010.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company is included in OI Inc.’s consolidated tax returns for U.S. federal and certain state income tax purposes.  The consolidated group has net operating losses, capital losses, alternative minimum tax credits, foreign tax credits and research and development credits available to offset future U.S. Federal income tax. Income taxes are allocated to the Company on a basis consistent with separate returns.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2012 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at January 1	$125	$143	$120
Additions and reductions for tax positions of prior years	8	(15)	26
Additions based on tax positions related to the current year	7	30	5
Additions for tax positions of prior years on acquisitions			12
Reductions due to the lapse of the applicable statute of limitations	(21)	(8)	(1)
Reductions due to settlements	(26)	(18)	(13)
Foreign currency translation	4	(7)	(6)

Balance at December 31	$97	$125	$143

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$89	$114	$125

Accrued interest and penalties at December 31	$33	$49	$36

Interest and penalties included in tax expense for the years ended December 31	$(6)	$18	$4

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that unrecognized tax benefits will not change significantly within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Czech Republic, Ecuador, Germany, Italy,  Poland, Spain and the UK. The years under examination range from 2005 through 2011. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

uncertainties have been made.   During 2012, the Company concluded audits in several jurisdictions, including Australia, Hungary, Italy, France, Germany and Switzerland.

11.  External Debt

The following table summarizes the external long-term debt of the Company at December 31, 2012 and 2011:

	2012	2011
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (51 million AUD at December 31, 2012)	53	173
Term Loan B	525	600
Term Loan C (102 million CAD at December 31, 2012)	102	114
Term Loan D (€123 million at December 31, 2012)	163	182
Senior Notes:
3.00%, Exchangeable, due 2015	642	624
7.375%, due 2016	591	588
6.875%, due 2017 (€300 million)	396	388
6.75%, due 2020 (€500 million)	660	647
Other	80	121
Total long-term debt	3,212	3,437
Less amounts due within one year	22	75
Long-term debt	$3,190	$3,362

On May 19, 2011, the Company’s subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2012, the Agreement included a $900 million revolving credit facility, a 51 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  During 2012, the Company’s subsidiary borrowers repaid 119 million Australian dollars, $75 million, 14 million Canadian dollars, and €18 million of term loans under the Agreement.  At December 31, 2012, the Company’s subsidiary borrowers had unused credit of $796 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2012 was 2.33%. As of December 31, 2012, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 222% of exchange value at December 31, 2012), or (3) upon the occurrence of specified corporate transactions.  The 2015

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2012, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The issuer’s obligation with respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2012 and 2011 are as follows:

	2012	2011
Principal amount of exchangeable notes	$690	$690
Unamortized discount on exchangeable notes	48	66
Net carrying amount of liability component	$642	$624

Carrying amount of equity component	$93	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Contractual coupon interest	$21	$21
Amortization of discount on exchangeable notes	18	17
Total interest expense	$39	$38

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2012 and 2011  is as follows:

	2012	2011

Balance (included in short-term loans)	$264	$281

Weighted average interest rate	1.33%	2.41%

The Company capitalized $1 million in 2011 under capital lease obligations with the related financing recorded as long-term debt. There were no new capital lease obligations recorded in 2012. This amount is included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2017 are as follows:  2013, $22 million; 2014, $177 million; 2015, $1,067 million; 2016, $931 million; and 2017 $400 million.

Fair values at December 31, 2012, of the Company’s significant fixed rate debt obligations are as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

		Indicated
		Market
	Principal Amount	Price	Fair Value

Senior Notes:
3.00%, Exchangeable, due 2015	$690	99.34	$685
7.375%, due 2016	600	114.50	687
6.875%, due 2017 (€300 million)	396	103.86	411
6.75%, due 2020 (€500 million)	660	114.01	752

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

The Company is conducting an internal investigation into conduct in certain of its overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (the “FCPA”), the FCPA’s books and records and internal controls provisions, the Company’s own internal policies, and various local laws. In October 2012, the Company voluntarily disclosed these matters to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”). The Company intends to cooperate with any investigation by the DOJ and the SEC.

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

In 2012, the Company reached a settlement with the U.S. Environmental Protection Agency to resolve alleged Clean Air Act violations at certain of its glass manufacturing facilities.  As part of the settlement, the Company agreed to pay a penalty of $1 million and install pollution control equipment at these facilities.  The pollution control equipment is estimated to cost approximately $38 million, of which the Company has already spent approximately $17 million.  The remaining equipment will be purchased and installed during 2013.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

13.  Accumulated Other Comprehensive Income (Loss)

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income:

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income

Balance on January 1, 2010	$290	$13	$(1)	$(255)	$47

2010 Change	382		(2)	17	397
Translation effect				(1)	(1)
Tax effect				(4)	(4)

Balance on December 31, 2010	672	13	(3)	(243)	439

2011 Change	(187)		(3)	32	(158)
Translation effect				1	1
Tax effect				(8)	(8)
Acquisition of noncontrolling interest	(9)				(9)
Balance on December 31, 2011	476	13	(6)	(218)	265

2012 Change	(34)		5	(228)	(257)
Translation effect				(9)	(9)
Tax effect				53	53

Balance on December 31, 2012	$442	$13	$(1)	$(402)	$52

Exchange rate fluctuations in 2010 included the write-off of cumulative currency translation losses related to the disposal of the Venezuelan operations.  See Note 19 to the Consolidated Financial Statements for further information.

14.  Other Expense

Other expense for the year ended December 31, 2012 included the following:

•                  The Company recorded charges totaling $159 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

•                  During the fourth quarter of 2012, the Company recorded a gain of $61 million related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

•                  Aggregate foreign currency exchange losses included in other expense were $8 million in 2012.

Other expense for the year ended December 31, 2011 included the following:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

•                  The Company recorded charges totaling $94 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

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

•                  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment.  See Note 5 for additional information.

•                  Aggregate foreign currency exchange losses included in other expense were $6 million in 2011.

Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

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

•                  Aggregate foreign currency exchange losses included in other expense were $3 million in 2010.

15.  Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $69 million in 2012, $84 million in 2011, and $109 million in 2010.  Minimum future rentals under operating leases are as follows:  2013, $49 million; 2014, $39 million; 2015, $30 million; 2016, $23 million; 2017, $16 million; and 2018 and thereafter, $26 million.

16.  Additional Interest Charges from Early Extinguishment of Debt

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

17.  Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2012	2011	2010

Decrease (increase) in current assets:
Receivables	$206	$(138)	$(61)
Inventories	(74)	(100)	(31)
Prepaid expenses	(1)	(30)	32
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(83)	185	69
Salaries and wages	19	2	(9)
U.S. and foreign income taxes	(76)	7	(46)

	$(9)	$(74)	$(46)

Interest paid in cash, including note repurchase premiums, aggregated $223 million for 2012, $253 million for 2011, and $228 million for 2010.

Income taxes paid in cash were as follows:

	2012	2011	2010
U.S. - continuing	$—	$1	$5
Non-U.S. - continuing	132	111	123
Non-U.S. - discontinued operations			7
	$132	$112	$135

18.  Business Combinations

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

19.  Discontinued Operations

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

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the year ended December 31, 2010:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tabular data dollars in millions

Net sales	$129
Manufacturing, shipping, and delivery	(86)
Gross profit	43

Selling and administrative expense	(5)
Research, development, and engineering expense
Interest income
Other expense	3

Earnings from discontinued operations before income taxes	41
Provision for income taxes	(10)
Earnings from discontinued operations	31
Loss on disposal of discontinued operations	(337)
Net earnings (loss) from discontinued operations	(306)
Net earnings from discontinued operations attributable to noncontrolling interests	(5)

Net earnings (loss) from discontinued operations attributable to the Company	$(311)

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

20. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $281 at December 31, 2012.

21.  Related Party Transactions

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

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2012	2011	2010

Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$3	$5	$14
Corporate management fee	115	104	88
Total expenses	$118	$109	$102

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2012	2011	2010

Cost of sales	$1	$1	$1
Selling, general and adminstrative expenses	117	108	101
Total expenses	$118	$109	$102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. as of December 31, 2012 and 2011, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of valuing its U.S. inventories from the last-in, first-out method to the average cost method, effective January 1, 2012.

/s/ Ernst & Young LLP

Toledo, Ohio
February 13, 2013

CONSOLIDATED RESULTS OF OPERATIONS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010

Net sales	$7,000	$7,358	$6,633
Manufacturing, shipping and delivery	(5,615)	(5,972)	(5,283)
Gross profit	1,385	1,386	1,350

Selling and administrative expense	(482)	(484)	(422)
Research, development and engineering expense	(62)	(71)	(62)
Equity earnings	64	66	59
Interest income	9	11	31
Interest expense	(228)	(294)	(215)
Other expense	(123)	(777)	(31)
Other income	30	26	23

Earnings (loss) from continuing operations before income taxes	593	(137)	733
Provision for income taxes	(114)	(87)	(135)

Earnings (loss) from continuing operations	479	(224)	598
Earnings from discontinued operations			31
Loss on disposal of discontinued operations	(5)	(2)	(337)

Net earnings (loss)	474	(226)	292
Net earnings attributable to noncontrolling interests	(34)	(20)	(42)

Net earnings (loss) attributable to the Company	$440	$(246)	$250

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$445	$(244)	$561
Earnings from discontinued operations			24
Loss on disposal of discontinued operations	(5)	(2)	(335)
Net earnings (loss)	$440	$(246)	$250

Amounts attributable to noncontrolling interests:
Earnings from continuing operations	$34	$20	$37
Earnings from discontinued operations			7
Loss on disposal of discontinued operations			(2)
Net earnings	$34	$20	$42

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED COMPREHENSIVE INCOME  Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010

Net earnings (loss)	$474	$(226)	$292
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26)	(187)	388
Pension and other postretirement benefit adjustments	(184)	25	12
Change in fair value of derivative instruments	5	(3)	(2)
Other comprehensive income (loss)	(205)	(165)	398
Total comprehensive income (loss)	269	(391)	690
Comprehensive income attributable to noncontrolling interests	(42)	(20)	(48)
Comprehensive income (loss) attributable to the Company	$227	$(411)	$642

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Glass Container Inc.

Dollars in millions

December 31,	2012	2011

Assets
Current assets:
Cash, including time deposits of $90 ($114 in 2011)	$420	$378
Receivables including amount from related parties of $5 ($5 in 2011), less allowances of $40 ($37 in 2011) for losses and discounts	976	1,165
Inventories	1,139	1,061
Prepaid expenses	103	112

Total current assets	2,638	2,716
Other assets:
Equity investments	294	315
Repair parts inventories	133	155
Pension assets		116
Other assets	584	599
Goodwill	2,079	2,082

Total other assets	3,090	3,267
Property, plant and equipment:
Land, at cost	256	264
Buildings and equipment, at cost:
Buildings and building equipment	1,178	1,183
Factory machinery and equipment	4,856	5,089
Transportation, office and miscellaneous equipment	113	113
Construction in progress	187	171
	6,590	6,820
Less accumulated depreciation	3,860	3,984
Net property, plant and equipment	2,730	2,836

Total assets	$8,458	$8,819

CONSOLIDATED BALANCE SHEETS  Owens-Brockway Glass Container Inc.  (continued)

Dollars in millions

December 31,	2012	2011

Liabilities and Share Owners’ Equity Current liabilities:
Short-term loans	$296	$330
Accounts payable including amount to related parties of $13 ($15 in 2011)	1,030	1,024
Salaries and wages	161	149
U.S. and foreign income taxes	45	106
Other accrued liabilities	390	395
Long-term debt due within one year	22	75

Total current liabilities	1,944	2,079

External long-term debt	3,190	3,362

Deferred taxes	182	212

Pension benefits	377	338

Nonpension postretirement benefits	98	91

Other liabilities	299	362

Share owners’ equity:
Investment by and advances from Parent	2,142	1,957
Accumulated other comprehensive income	52	265
Total share owner’s equity of the Company	2,194	2,222
Noncontrolling interests	174	153
Total share owners’ equity	2,368	2,375

Total liabilities and share owners’ equity	$8,458	$8,819

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED SHARE OWNERS’ EQUITY  Owens-Brockway Glass Container Inc.

Dollars in millions

	Share Owner’s Equity of the Company
	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2010	$2,462	$47	$198	$2,707
Net intercompany transactions	(538)			(538)
Capital contribution from parent	91			91
Comprehensive income:
Net earnings	250		42	292
Foreign currency translation adjustments		382	6	388
Pension and other postretirement benefit adjustments, net of tax		12		12
Change in fair value of derivative instruments, net of tax		(2)		(2)
Noncontrolling interests’ share of acquisition			12	12
Acquisition of noncontrolling interests	(10)		(8)	(18)
Dividends paid to noncontrolling interests on subsidiary common stock			(25)	(25)
Disposal of Venezuelan operations			(14)	(14)
Balance on December 31, 2010	2,255	439	211	2,905
Net intercompany transactions	3			3
Comprehensive income:
Net earnings (loss)	(246)		20	(226)
Foreign currency translation adjustments		(187)		(187)
Pension and other postretirement benefit adjustments, net of tax		25		25
Change in fair value of derivative instruments, net of tax		(3)		(3)
Acquisition of noncontrolling interests	(55)	(9)	(43)	(107)
Dividends paid to noncontrolling interests on subsidiary common stock			(35)	(35)
Balance on December 31, 2011	1,957	265	153	2,375
Net intercompany transactions	(255)			(255)
Comprehensive income:
Net earnings	440		34	474
Foreign currency translation adjustments		(34)	8	(26)
Pension and other postretirement benefit adjustments, net of tax		(184)		(184)
Change in fair value of derivative instruments, net of tax		5		5
Contribution from noncontrolling interests			3	3
Dividends paid to noncontrolling interests on subsidiary common stock			(24)	(24)
Balance on December 31, 2012	$2,142	$52	$174	$2,368

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS   Owens-Brockway Glass Container Inc.

Dollars in millions

Years ended December 31,	2012	2011	2010
Operating activities:
Net earnings (loss)	$474	$(226)	$292
Earnings from discontinued operations			(31)
Loss on disposal of discontinued operations	5	2	337
Non-cash charges (credits):
Depreciation	374	401	366
Amortization of intangibles and other deferred items	27	14	17
Amortization of finance fees and debt discount	33	32	20
Deferred tax benefit	(3)	(44)	(6)
Restructuring, asset impairment and related charges	159	111	13
Gain on China land compensation	(61)
Charge for acquisition-related costs			26
Charge for goodwill impairment		641
Other	(58)	(11)	101
Cash paid for restructuring activities	(65)	(39)	(61)
Change in non-current assets and liabilities	(54)	(96)	(32)
Change in components of working capital	(9)	(74)	(46)
Cash provided by continuing operating activities	822	711	996
Cash utilized in discontinued operating activities	(5)	(2)	(8)
Total cash provided by operating activities	817	709	988
Investing activities:
Additions to property, plant and equipment - continuing	(290)	(280)	(496)
Additions to property, plant and equipment - discontinued			(3)
Acquisitions, net of cash acquired	(5)	(144)	(817)
Net cash proceeds related to sale of assets and other	95	3	6
Net payments to fund minority partner loan	(21)
Cash utilized in investing activities	(221)	(421)	(1,310)
Financing activities:
Additions to long-term debt	119	1,465	1,392
Repayments of long-term debt	(401)	(1,796)	(545)
Increase (decrease) in short-term loans - continuing	(38)	80	(39)
Decrease in short-term loans - discontinued			(2)
Net receipts from (distribution to) parent	(255)	1	(567)
Net receipts (payments) for hedging activity	27	(22)	19
Payment of finance fees	(1)	(19)	(33)
Contribution from noncontrolling interests	3
Dividends paid to noncontrolling interests	(24)	(35)	(25)
Cash provided by (utilized in) financing activities	(570)	(326)	200
Effect of exchange rate fluctuations on cash	16	6	3
Increase (decrease) in cash	42	(32)	(119)
Cash at beginning of year	378	410	529
Cash at end of year	$420	$378	$410

See accompanying Notes to Consolidated Financial Statements.

1. Significant Accounting Policies

Basis of Consolidated Statements   The consolidated financial statements of Owens-Brockway Glass Container Inc. (the “Company”) include the accounts of its subsidiaries.  Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.  Results of operations for the Company’s Venezuelan subsidiaries expropriated in 2010 have been presented as a discontinued operation.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%.  Other investments are accounted for at cost. The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

Relationship with Owens-Brockway Packaging, Inc., Owens-Illinois Group, Inc. and Owens-Illinois, Inc.   The Company is a 100%-owned subsidiary of Owens-Brockway Packaging, Inc. (“OB Packaging”), and an indirect subsidiary of Owens-Illinois Group, Inc. (“OI Group”) and Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations   The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 21 countries. The principal markets and operations for the Company’s products are in Europe, North America, South America and Asia Pacific.

Change in Accounting Method   Effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories to the lower of the average cost method or market, while in prior years these inventories were valued using the lower of the last-in, first-out (“LIFO”) method or market.  The Company believes the average cost method is preferable as it conforms the inventory costing methods globally, improves comparability with industry peers and better reflects the current value of inventory on the consolidated balance sheets.  All prior periods presented have been adjusted to apply the new method retrospectively.

The effect of the change on the Consolidated Results of Operations for the years ended December 31, 2011 and 2010 is as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
2011
Manufacturing, shipping and delivery expense	$(5,982)	$10	$(5,972)

Loss from continuing operations attributable to the Company	(254)	10	(244)

2010
Manufacturing, shipping and delivery expense	$(5,285)	$2	$(5,283)

Earnings from continuing operations attributable to the Company	559	2	561

The effect of the change on the Consolidated Balance Sheet as of December 31, 2011 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
Assets:
Inventories	$1,012	$49	$1,061
Share owners’ equity:
Investment by and advances from Parent	1,908	49	1,957

The effect of the change on the consolidated share owners’ equity as of January 1, 2010 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted

Investment by and advances from Parent	$2,425	$37	$2,462

The effect of the change on the Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010 is as follows:

	As originally
	reported under	Effect of	As
	LIFO	Change	Adjusted
2011
Net earnings/(loss)	$(236)	$10	$(226)
Change in components of working capital	(64)	(10)	(74)

2010
Net earnings	$290	$2	$292
Change in components of working capital	(44)	(2)	(46)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Had the Company not made this change in accounting method, manufacturing, shipping and delivery expense for the year ended December 31, 2012 would have been lower by $4 million and net earnings attributable to the Company would have been higher by $4 million than reported in the Consolidated Results of Operations.

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

Foreign Currency Translation   The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates.  Any related translation adjustments are recorded in accumulated other comprehensive income in share owners’ equity.

Revenue Recognition  The Company recognizes sales, net of estimated discounts and allowances, when the title to the products and risk of loss are transferred to customers.  Provisions for rebates to customers are provided in the same period that the related sales are recorded.

Shipping and Handling Costs  Shipping and handling costs are included with manufacturing, shipping and delivery costs in the Consolidated Results of Operations.

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

Inventory Valuation   Inventories are valued at the lower of average costs or market.

Goodwill   Goodwill represents the excess of cost over fair value of net assets of businesses acquired.  Goodwill is evaluated annually, as of October 1, for impairment or more frequently if an impairment indicator exists.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Property, Plant and Equipment   Property, plant and equipment (“PP&E”) is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E.  In general, depreciation is computed using the straight-line method and recorded over the estimated useful life of the asset.  Factory machinery and equipment is depreciated over periods ranging from 5 to 25 years with the majority of such assets (principally glass-melting furnaces and forming machines) depreciated over 7 to 15 years.  Buildings and building equipment are depreciated over periods ranging from 10 to 50 years.  Depreciation expense directly attributed to the manufacturing of the Company’s products is included in manufacturing, shipping, and delivery.  Depreciation expense related to non-manufacturing activities is included in selling and administrative.  Depreciation expense includes the amortization of assets recorded under capital leases. Maintenance and repairs are expensed as incurred.  Costs assigned to PP&E of acquired businesses are based on estimated fair values at the date of acquisition.  The Company evaluates the recoverability of property, plant, and equipment based on undiscounted projected cash flows, excluding interest and taxes, when factors indicate that impairment may exist.  If impairment exists, the asset is written down to fair value.

Derivative Instruments  The Company uses forward exchange contracts, options, and commodity futures contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as a financing activity.  Cash flows of commodity futures contracts are classified as operating activities.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

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

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted.  Holders of vested units may receive up to 2 shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors.  If minimum goals are not met, no shares will be issued.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As discussed in Note 20, costs incurred under these plans by OI Inc. related to stock-based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2.  Segment Information

The Company has four reportable segments based on its four geographic locations:  Europe, North America, South America and Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Other.  These include licensing, equipment manufacturing, global engineering, and non-glass equity investments.

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

In prior periods, pension expense was recorded in each segment  related to the pension plans in place in that segment, with the exception of the U.S. pension plans which were recorded in Other.  Effective January 1, 2012, the Company changed the allocation of pension expense to its reportable segments such that pension expense recorded in each segment relates only to the service cost component of the plans in that segment.  The other components of pension expense, including interest cost, expected asset returns and amortization of actuarial losses, are recorded in Other.  This change in allocation has been applied retrospectively to all periods.  Also effective January 1, 2012, the Company elected to change the method of valuing U.S. inventories (see Note 1 for additional information).

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2011 is as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$325	$20	$—	$345
North America	236	(24)	10	222
South America	250			250
Asia Pacific	83			83

Reportable segment totals	894	(4)	10	900
Other	(6)	4		(2)

The impact of the changes in pension expense allocation and accounting method for inventory on segment operating profit for the year ended December 31, 2010 is as follows:

	As Orginally Reported	Change in Pension Allocation	Change in Accounting Method for Inventory	As Adjusted
Segment operating profit:
Europe	$324	$16	$—	$340
North America	275	(24)	2	253
South America	224			224
Asia Pacific	141	3		144

Reportable segment totals	964	(5)	2	961
Other	(16)	5		(11)

Financial information regarding the Company’s reportable segments is as follows:

	2012	2011	2010
Net sales:
Europe	$2,717	$3,052	$2,746
North America	1,966	1,929	1,879
South America	1,252	1,226	975
Asia Pacific	1,028	1,059	996

Reportable segment totals	6,963	7,266	6,596
Other	37	92	37
Net sales	$7,000	$7,358	$6,633

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011	2010
Segment operating profit:
Europe	$307	$345	$340
North America	288	222	253
South America	227	250	224
Asia Pacific	113	83	144
Reportable segment totals	935	900	961

Items excluded from segment operating profit:
Other	(25)	(2)	(11)
Restructuring, asset impairment and related charges	(159)	(111)	(13)
Gain on China land compensation	61
Acquisition-related costs			(20)
Charge for goodwill impairment		(641)
Interest income	9	11	31
Interest expense	(228)	(294)	(215)
Earnings (loss) from continuing operations before income taxes	$593	$(137)	$733

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Europe	North America	South America	Asia Pacific	Reportable Segment Totals	Other	Consolidated Totals

Total assets:
2012	$3,362	$1,986	$1,655	$1,349	$8,352	$106	$8,458
2011	3,588	2,013	1,682	1,379	8,662	157	8,819
2010	3,618	1,990	1,680	2,047	9,335	121	9,456
Equity investments:
2012	$63	$25	$—	$165	$253	$41	$294
2011	59	27		181	267	48	315
2010	53	17	5	179	254	45	299
Equity earnings:
2012	$15	$16	$—	$5	$36	$28	$64
2011	21	9		3	33	33	66
2010	19	15		1	35	24	59
Capital expenditures (1):
2012	$87	$68	$75	$49	$279	$11	$290
2011	127	60	50	37	274	6	280
2010
Continuing	151	156	96	85	488	8	496
Discontinued						3	3
Depreciation and amortization expense:
2012	$150	$107	$70	$70	$397	$4	$401
2011	164	96	73	80	413	2	415
2010
Continuing	169	92	50	69	380	3	383
Discontinued						3	3

(1)          Excludes property, plant and equipment acquired through acquisitions.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2012	$624	$2,106	$2,730
2011	626	2,210	2,836
2010	662	2,404	3,066

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2012	$1,780	$5,220	$7,000
2011	1,776	5,582	7,358
2010	1,676	4,957	6,633

Operations in individual countries outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2012 — 11%, 2011 — 13%, 2010 — 13%), Australia (2012 — 10%, 2011 — 10%, 2010 — 11%) and Italy (2012 — 9%, 2011 — 10%, 2010 — 11%).

3.  Inventories

Major classes of inventory are as follows:

	2012	2011
Finished goods	$957	$891
Raw materials	137	123
Operating supplies	45	47
	$1,139	$1,061

4.  Equity Investments

Summarized information pertaining to the Company’s equity associates follows:

	2012	2011	2010
For the year:
Equity in earnings:
Non-U.S.	$20	$24	$20
U.S.	44	42	39
Total	$64	$66	$59
Dividends received	$50	$50	$62

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Summarized combined financial information for equity associates is as follows (unaudited):

	2012	2011
At end of year:
Current assets	$327	$309
Non-current assets	496	413
Total assets	823	722
Current liabilities	195	186
Other liabilities and deferred items	158	129
Total liabilities and deferred items	353	315
Net assets	$470	$407

	2012	2011	2010
For the year:
Net sales	$658	$689	$731

Gross profit	$191	$215	$227

Net earnings	$143	$174	$162

The Company’s significant equity method investments include:  (1) 50% of the common shares of Vetri Speciali SpA, a specialty glass manufacturer; (2) a 25% partnership interest in Tata Chemical (Soda Ash) Partners, a soda ash supplier; (3) a 50% partnership interest in Rocky Mountain Bottle Company, a glass container manufacturer; and (4) a 50% partnership interest in BJC O-I Glass Pte. Ltd., a glass container manufacturer.

There is a difference of approximately $13 million as of December 31, 2012 for certain of the investments between the amount at which the investment is carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

5.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

	North		Asia	South
	America	Europe	Pacific	America	Other	Total
Balance as of January 1, 2010	$736	$1,081	$559	$—	$5	$2,381
Acquisitions			53	376		429
Translation effects	7	(72)	65	11		11
Balance as of December 31, 2010	743	1,009	677	387	5	2,821
Acquisitions		8				8
Impairment charge			(641)			(641)
Translation effects	(3)	(34)	(36)	(33)		(106)
Balance as of December 31, 2011	740	983	—	354	5	2,082
Translation effects	3	23		(29)		(3)
Balance as of December 31, 2012	$743	$1,006	$—	$325	$5	$2,079

Goodwill for the Asia Pacific segment is net of accumulated impairment losses of $1,135 million, $1,135 million and $494 million as of December 31, 2012, 2011 and 2010, respectively.

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

During the fourth quarter of 2012, the Company completed its annual impairment testing and determined that no impairment existed.  During the fourth quarter of 2011, the Company completed its annual impairment testing and determined that impairment existed in the goodwill of its Asia Pacific segment.  Lower projected cash flows, principally in the segment’s Australian operations, caused the decline in the business enterprise value.  The strong Australian dollar in 2011 resulted in many wine producers in the country exporting their wine in bulk shipments and bottling the wine closer to their end markets.  This decreased the demand for wine bottles in Australia, which was a significant portion of the Company’s sales in that country, and the Company expects this decreased demand to continue into the foreseeable future.  Following a review of the valuation of the segment’s identifiable assets, the Company recorded an impairment charge of $641 million to reduce the reported value of its goodwill.

6.  Other Assets

Other assets consisted of the following at December 31, 2012 and 2011:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011

Deferred tax asset	$282	$296
Intangibles	28	33
Capitalized software	40	32
Deferred finance fees	39	49
Deferred returnable packaging costs	96	80
Other	99	109
	$584	$599

7.  Derivative Instruments

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

Commodity Futures Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity futures contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity futures contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2012 and 2011, the Company had entered into commodity futures contracts covering approximately 7,000,000 MM BTUs and 5,100,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above futures contracts as cash flow hedges at December 31, 2012 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. At December 31, 2012 and 2011, an unrecognized loss of $1 million and $6 million, respectively, related to the commodity futures contracts was included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2012 and 2011 was not material.

The effect of the commodity futures contracts on the results of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

			Amount of Gain (Loss)
			Reclassified from
Amount of Loss			Accumulated OCI into
Recognized in OCI on			Income (reported in
Commodity Futures Contracts			manufacturing, shipping, and
(Effective Portion)			delivery) (Effective Portion)
2012	2011	2010	2012	2011	2010

$(3)	$(10)	$(11)	$(8)	$(7)	$(9)

Senior Notes Designated as Net Investment Hedge

During December 2004, the Company issued senior notes totaling €225 million.  These notes were designated by the Company as a hedge of a portion of its net investment in a non-U.S. subsidiary with a Euro functional currency.  Because the amount of the senior notes matched the hedged portion of the net investment, there was no hedge ineffectiveness. Accordingly, the Company recorded the impact of changes in the foreign currency exchange rate on the Euro-denominated notes in OCI.  The amount of the gain (loss) recognized in OCI related to this net investment hedge for the years ended December 31, 2011 and 2010 was $(25) million and $24 million, respectively.  During the second quarter of 2011, the senior notes designated as the net investment hedge were redeemed by the Company.  The amount recorded in OCI related to this net investment hedge will be reclassified into earnings when the Company sells or liquidates its net investment in the non-U.S. subsidiary.

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

At December 31, 2012 and 2011, various subsidiaries of the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $750 million and $550 million, respectively, related primarily to intercompany transactions and loans.

The effect of the forward exchange contracts on the results of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Forward Exchange Contracts
Forward Exchange Contracts	2012	2011	2010

Other expense	$6	$(11)	$18

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2012 and 2011:

	Fair Value
	Balance Sheet Location	2012	2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	$4	$13

Total asset derivatives		$4	$13

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	9	4

Total liability derivatives		$10	$10

8.  Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations and reduce future expenses.  The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges.  The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The Company accounts for restructuring and other costs under applicable provisions of generally accepted accounting principles.  Charges for employee severance and related benefits are generally accrued based on contractual arrangements with employees or their representatives.  Other exit costs are accrued based on the estimated cost to settle related contractual arrangements.  Estimated environmental remediation costs are accrued when specific claims have been received or are probable of being received.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs (as in the case of the European Asset Optimization and Asia Pacific Restructuring programs below) are presented separately.  Minor initiatives are presented on a combined basis as Other Restructuring Actions.  When charges related to major programs are completed, remaining accrual balances are classified with Other Restructuring Actions.

European Asset Optimization

In 2011, the Company implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involves making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $86 million in 2012 and $24 million in 2011 for employee costs, asset impairments and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

In 2011, the Company implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $47 million and $46 million in 2012 and 2011, respectively, for employee costs and asset impairments related to furnace closures and additional restructuring activities.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2012 of $9 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $10 million for miscellaneous other costs.  In 2011, the Company recorded charges of $12 million related to headcount reductions, primarily in Europe and South America, and $12 million for an asset impairment related to a previously closed facility in Europe.

The Company acquired VDL in 2011 (see Note 18).  As part of this acquisition, the Company assumed the severance liability of VDL related to a headcount reduction program initiated prior to the acquisition.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The beginning accrual balance for other restructuring actions as of January 1, 2011 primarily relates to the Company’s strategic review of its global manufacturing footprint completed in 2010.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2011	$—	$—	$79	$79
2011 charges	24	46	24	94
Write-down of assets to net realizable value	(11)	(8)	(21)	(40)
Net cash paid, principally severance and related benefits	(1)	(21)	(17)	(39)
Acquisition			11	11
Other, including foreign exchange translation			(3)	(3)
Balance at December 31, 2011	12	17	73	102
2012 charges	86	47	26	159
Write-down of assets to net realizable value	(30)	(22)	(14)	(66)
Net cash paid, principally severance and related benefits	(16)	(25)	(24)	(65)
Pension charges transferred to other accounts		(11)		(11)
Other, including foreign exchange translation	1		1	2
Balance at December 31, 2012	$53	$6	$62	$121

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2012, the Company’s estimates include approximately $75 million for severance and related benefits costs, $34 million for environmental remediation costs, and $12 million for other exit costs.  The 2012 charges include approximately $14 million related to environmental remediation costs at a closed facility in Europe.

9.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for substantially all employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $20 million in 2012, $37 million in 2011 and $30 million in 2010.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $6 million in 2012, $7 million in 2011 and $6 million in 2010.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The Company has defined benefit pension plans covering a substantial number of employees located in the United Kingdom, the Netherlands, Canada and Australia, as well as many employees in Germany, France and Switzerland.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.

	2012	2011

Obligations at beginning of year	$1,553	$1,567

Change in benefit obligations:
Service cost	26	24
Interest cost	77	83
Actuarial (gain) loss, including the effect of change in discount rates	293	(37)
Participant contributions	7	8
Benefit payments	(101)	(87)
Other		19
Foreign currency translation	56	(24)

Net change in benefit obligations	358	(14)

Obligations at end of year	$1,911	$1,553

The changes in the fair value of the non-U.S. pension plans’ assets for the year were as follows:

	2012	2011

Fair value at beginning of year	$1,325	$1,279

Change in fair value:
Actual gain on plan assets	118	80
Benefit payments	(101)	(87)
Employer contributions	110	58
Participant contributions	7	8
Foreign currency translation	43	(25)
Other	25	12

Net change in fair value of assets	202	46

Fair value at end of year	$1,527	$1,325

The funded status of the non-U.S. pension plans at year end was as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011

Plan assets at fair value	$1,527	$1,325
Projected benefit obligations	1,911	1,553

Plan assets less than projected benefit obligations	(384)	(228)

Items not yet recognized in pension expense:
Actuarial loss	534	312
Prior service credit	(9)	(10)

	525	302

Net amount recognized	$141	$74

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	2012	2011

Pension assets	$—	$116
Current pension liability, included with Other accrued liabilities	(7)	(6)
Pension benefits	(377)	(338)
Accumulated other comprehensive loss	525	302

Net amount recognized	$141	$74

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2012 and 2011 as follows (amounts are pretax):

	2012	2011
Current year actuarial (gain) loss	$239	$(28)
Amortization of actuarial loss	(22)	(24)
Amortization of prior service credit		1
Loss due to settlement	(11)

	206	(51)
Translation	17	5
	$223	$(46)

The accumulated benefit obligation for all defined benefit pension plans was $1,729 million and $1,402 million at December 31, 2012 and 2011, respectively.

The components of the non-U.S. pension plans’ net pension expense were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011	2010
Service cost	$26	$24	$21
Interest cost	77	83	79
Expected asset return	(87)	(86)	(80)
Curtailment (gain) loss			(1)
Amortization:
Actuarial loss	22	24	19
Prior service credit		(1)	(1)
Net amortization	22	23	18
Net expense	$38	$44	$37

The non-U.S. pension expense excludes $11 million of pension settlement costs that were recorded in restructuring expense in 2012

Amounts that will be amortized from accumulated other comprehensive income into net pension expense during 2013:

Amortization:
Actuarial loss	$32
Prior service cost	(1)

Net amortization	$31

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation		Accumulated Benefit Obligation
	Exceeds Fair Value		Exceeds Fair Value
	of Plan Assets		of Plan Assets
	2012	2011	2012	2011

Projected benefit obligations	$1,911	$1,157	$1,172	$1,157
Fair value of plan assets	1,527	837	858	837
Accumulated benefit obligation	1,729	1,065	1,090	1,065

The weighted average assumptions used to determine benefit obligations were as follows:

	2012	2011
Discount rate	3.89%	4.75%
Rate of compensation increase	3.08%	3.23%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2012	2011	2010

Discount rate	4.75%	5.28%	5.64%
Rate of compensation increase	3.23%	3.49%	3.54%
Expected long-term rate of return on assets	6.24%	6.44%	6.78%

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.  Amortization included in net pension expense is based on the average remaining service of employees.

For 2012, the Company’s weighted average expected long-term rate of return on assets was 6.24% .  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2011), which was in line with the expected long-term rate of return assumption for 2012.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2012 and 2011:

	2012			2011			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$36	$20	$—	$21	$5	$—
Equity securities	367	173		340	146		45-55%
Debt securities	714	113	3	645	101	5	40-50%
Real estate			15			11	0-10%
Other	18	68		15	36		0-10%
Total assets at fair value	$1,135	$374	$18	$1,021	$288	$16

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011
Beginning balance	$16	$19
Net increase (decrease)	2	(3)
Ending balance	$18	$16

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2012.

Based on exchange rates at the end of 2012, the Company expects to contribute approximately $27 million to its non-U.S. defined benefit pension plans in 2013.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)

2013	84
2014	86
2015	90
2016	91
2017	91
2018 - 2022	460

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $6 million, $6 million, and $7 million at December 31, 2012, 2011, and 2010, respectively.

The Company’s subsidiaries in Canada also have postretirement benefit plans covering substantially all employees.  The following tables relate to the Company’s postretirement benefit plans in Canada.

The changes in the postretirement benefit obligations for the year were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011

Obligations at beginning of year	$95	$85
Change in benefit obligations:
Service cost	1	1
Interest cost	4	4
Actuarial loss, including the effect of changing discount rates	3	11
Benefit payments	(3)	(4)
Foreign currency translation	2	(2)
Net change in benefit obligations	7	10

Obligations at end of year	$102	$95

The funded status of the postretirement benefit plans at year end was as follows:

	2012	2011
Postretirement benefit obligations	$(102)	$(95)

Items not yet recognized in net postretirement benefit cost:
Actuarial loss	5	2
Net amount recognized	$(97)	$(93)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	2012	2011
Current nonpension postretirement benefit, included with Other accrued liabilities	$(4)	$(4)
Nonpension postretirement benefits	(98)	(91)
Accumulated other comprehensive loss	5	2
Net amount recognized	$(97)	$(93)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2012 and 2011 as follows (amounts are pretax):

	2012	2011
Current year actuarial loss	$3	$12

The components of the net postretirement benefit cost for the year were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011	2010
Service cost	$1	$1	$1
Interest cost	4	4	5
Net postretirement benefit cost	$5	$5	$6

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2012	2011	2010
Accumulated post retirement benefit obligation	3.89%	4.13%	5.02%
Net postretirement benefit cost	4.13%	5.02%	5.60%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2012	2011
Health care cost trend rate assumed for next year	6.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	16	(13)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Year(s)

2013	4
2014	4
2015	5
2016	5
2017	5
2018 - 2022	26

Benefits provided by OI Inc. for certain hourly retirees of the Company are determined by collective bargaining.  Most other domestic hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2012, $6 million in 2011, and $6 million in 2010.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10.  Income Taxes

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2012	2011	2010

U.S.	$297	$282	$192
Non-U.S.	296	(419)	541

	$593	$(137)	$733

Discontinued operations	2012	2011	2010

U.S.	$—	$—	$—
Non-U.S.	(5)	(2)	(296)

	$(5)	$(2)	$(296)

The provision (benefit) for income taxes consists of the following:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011	2010

Current:
U.S.	$—	$(8)	$—
Non-U.S.	117	139	141

	117	131	141

Deferred:
U.S.	10	9	(4)
Non-U.S.	(13)	(53)	(2)

	(3)	(44)	(6)

Total:
U.S.	10	1	(4)
Non-U.S.	104	86	139
Total for continuing operations	114	87	135
Total for discontinued operations			10
	$114	$87	$145

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2012	2011	2010
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$208	$(48)	$256

Increase (decrease) in provision for income taxes due to:

Differences in income taxes on foreign earnings, losses and remittances		(13)	(46)
Goodwill impairment		224
US tax consolidation benefit	(54)	(58)	(60)
Changes in valuation allowance	(46)	(18)	(37)
Tax audits and settlements	(1)	3	21
Other items	7	(3)	1
Provision for income taxes	$114	$87	$135

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2012	2011
Deferred tax assets:
Accrued postretirement benefits	$27	$24
Foreign tax credit	354	338
Operating and capital loss carryovers	373	320
Other credit carryovers	29	31
Accrued liabilities	72	90
Pension liability	74	38
Other	66	50
Total deferred tax assets	995	891

Deferred tax liabilities:
Property, plant and equipment	113	114
Exchangeable notes	19	23
Intangibles	12	1
Other	84	50

Total deferred tax liabilities	228	188
Valuation allowance	(610)	(577)

Net deferred taxes	$157	$126

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2012 and 2011 as follows:

	2012	2011

Prepaid expenses	$62	$44
Other assets	282	296
U.S. and foreign income taxes	(5)	(2)
Deferred taxes	(182)	(212)

Net deferred taxes	$157	$126

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

At December 31, 2012, before valuation allowance, the Company had unused foreign tax credits of $354 million expiring in 2017 through 2022, research tax credit of $19 million expiring from 2013 to 2032, and alternative minimum tax credits of $9 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $188 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $185 million expiring between 2013 and 2032.

At December 31, 2012, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.5 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2012, 2011 or 2010.  It is not practicable to estimate the U.S. and foreign tax which would be

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

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

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at January 1	$125	$143	$120
Additions and reductions for tax positions of prior years	8	(15)	26
Additions based on tax positions related to the current year	7	30	5
Additions for tax positions of prior years on acquisitions			12
Reductions due to the lapse of the applicable statute of limitations	(21)	(8)	(1)
Reductions due to settlements	(26)	(18)	(13)
Foreign currency translation	4	(7)	(6)
Balance at December 31	$97	$125	$143

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$89	$114	$125

Accrued interest and penalties at December 31	$33	$49	$36

Interest and penalties included in tax expense for the years ended December 31	$(6)	$18	$4

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that unrecognized tax benefits will not change significantly within the next twelve months.

The Company is currently under examination in various tax jurisdictions in which it operates, including Czech Republic, Ecuador, Germany, Italy,  Poland, Spain and the UK. The years under examination range from 2005 through 2011. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2012, the Company concluded audits in several jurisdictions, including Australia, Hungary, Italy, France, Germany and Switzerland.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

11.  External Debt

The following table summarizes the external long-term debt of the Company at December 31, 2012 and 2011:

	2012	2011
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A (51 million AUD at December 31, 2012)	53	173
Term Loan B	525	600
Term Loan C (102 million CAD at December 31, 2012)	102	114
Term Loan D (€123 million at December 31, 2012)	163	182
Senior Notes:
3.00%, Exchangeable, due 2015	642	624
7.375%, due 2016	591	588
6.875%, due 2017 (€300 million)	396	388
6.75%, due 2020 (€500 million)	660	647
Other	80	121
Total long-term debt	3,212	3,437
Less amounts due within one year	22	75
Long-term debt	$3,190	$3,362

On May 19, 2011, the Company and its subsidiary borrowers entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2012, the Agreement included a $900 million revolving credit facility, a 51 million Australian dollar term loan, a $525 million term loan, a 102 million Canadian dollar term loan, and a €123 million term loan, each of which has a final maturity date of May 19, 2016.  During 2012, the Company’s subsidiary borrowers repaid 119 million Australian dollars, $75 million, 14 million Canadian dollars, and €18 million of term loans under the Agreement.  At December 31, 2012, the Company and its subsidiary borrowers had unused credit of $796 million available under the Agreement.

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2012 was 2.33%. As of December 31, 2012, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Prior to March 1, 2015, the 2015 Exchangeable Notes may be exchanged only if (1) the price of OI Inc.’s common stock exceeds $61.71 (130% of the exchange price) for a specified period of time, (2) the trading price of the 2015 Exchangeable Notes falls below 98% of the average exchange value of the 2015 Exchangeable Notes for a specified period of time (trading price was 222% of exchange value at December 31, 2012), or (3) upon the occurrence of specified corporate transactions.  The 2015 Exchangeable Notes may be exchanged without restrictions on or after March 1, 2015.  As of December 31, 2012, the 2015 Exchangeable Notes are not exchangeable by the holders.

For accounting purposes, the 2015 Exchangeable Notes are considered to be non-exchangeable since OI Inc. is directly responsible for settling the exchange premium, if any.  The Company’s obligation with

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

respect to the instrument is limited to only the payment of interest and principal. The value of OI Inc.’s obligation to holders of the 2015 Exchangeable Notes was computed using the Company’s non-exchangeable debt borrowing rate at the date of issuance of 6.15% and was accounted for as a debt discount and a corresponding capital contribution.  The carrying values of the liability and equity components at December 31, 2012 and 2011 are as follows:

	2012	2011
Principal amount of exchangeable notes	$690	$690
Unamortized discount on exchangeable notes	48	66
Net carrying amount of liability component	$642	$624

Carrying amount of equity component	$93	$93

The debt discount is being amortized over the life of the 2015 Exchangeable Notes.  The amount of interest expense recognized on the 2015 Exchangeable Notes for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Contractual coupon interest	$21	$21
Amortization of discount on exchangeable notes	18	17
Total interest expense	$39	$38

The Company has a €240 million European accounts receivable securitization program, which extends through September 2016, subject to annual renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2012 and 2011 is as follows:

	2012	2011

Balance (included in short-term loans)	$264	$281

Weighted average interest rate	1.33%	2.41%

The Company capitalized $1 million in 2011 under capital lease obligations with the related financing recorded as long-term debt. There were no new capital lease obligations recorded in 2012. This amount is included in other in the long-term debt table above.

Annual maturities for all of the Company’s long-term debt through 2017 are as follows:  2013, $22 million; 2014, $177 million; 2015, $1,067 million; 2016, $931 million; and 2017 $400 million.

Fair values at December 31, 2012, of the Company’s significant fixed rate debt obligations are as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

		Indicated
		Market
	Principal Amount	Price	Fair Value

Senior Notes:
3.00%, Exchangeable, due 2015	$690	99.34	$685
7.375%, due 2016	600	114.50	687
6.875%, due 2017 (€300 million)	396	103.86	411
6.75%, due 2020 (€500 million)	660	114.01	752

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

The Company is conducting an internal investigation into conduct in certain of its overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (the “FCPA”), the FCPA’s books and records and internal controls provisions, the Company’s own internal policies, and various local laws. In October 2012, the Company voluntarily disclosed these matters to the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”). The Company intends to cooperate with any investigation by the DOJ and the SEC.

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

In 2012, the Company reached a settlement with the U.S. Environmental Protection Agency to resolve alleged Clean Air Act violations at certain of its glass manufacturing facilities.  As part of the settlement, the Company agreed to pay a penalty of $1 million and install pollution control equipment at these facilities.  The pollution control equipment is estimated to cost approximately $38 million, of which the Company has already spent approximately $17 million.  The remaining equipment will be purchased and installed during 2013.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

13. Accumulated Other Comprehensive Income

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

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income:

	Net Effect of Exchange Rate Fluctuations	Deferred Tax Effect for Translation	Change in Certain Derivative Instruments	Employee Benefit Plans	Total Accumulated Comprehensive Income

Balance on January 31, 2010	$290	$13	$(1)	$(255)	$47

2010 Change	382		(2)	17	397
Translation effect				(1)	(1)
Tax effect				(4)	(4)

Balance on December 31, 2010	672	13	(3)	(243)	439

2011 Change	(187)		(3)	32	(158)
Translation effect				1	1
Tax effect				(8)	(8)
Acquisition of noncontrolling interest	(9)				(9)
Balance on December 31, 2011	476	13	(6)	(218)	265

2012 Change	(34)		5	(228)	(257)
Translation effect				(9)	(9)
Tax effect				53	53

Balance on December 31, 2012	$442	$13	$(1)	$(402)	$52

Exchange rate fluctuations in 2010 included the write-off of cumulative currency translation losses related to the disposal of the Venezuelan operations.  See Note 19 to the Consolidated Financial Statements for further information.

14.  Other Expense

Other expense for the year ended December 31, 2012 included the following:

•                  The Company recorded charges totaling $159 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

•                  During the fourth quarter of 2012, the Company recorded a gain of $61 million related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government.

•                  Aggregate foreign currency exchange losses included in other expense were $8 million in 2012.

Other expense for the year ended December 31, 2011 included the following:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

•                  The Company recorded charges totaling $94 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

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

•                  The Company recorded a goodwill impairment charge of $641 million related to its Asia Pacific segment.  See Note 5 for additional information.

•                  Aggregate foreign currency exchange losses included in other expense were $6 million in 2011.

Other expense for the year ended December 31, 2010 included the following:

•                  The Company recorded charges totaling $13 million for restructuring, asset impairment and related charges.  See Note 8 for additional information.

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

•                  Aggregate foreign currency exchange losses included in other expense were $3 million in 2010.

15.  Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $69 million in 2012, $84 million in 2011, and $109 million in 2010.  Minimum future rentals under operating leases are as follows:  2013, $49 million; 2014, $39 million; 2015, $30 million; 2016, $23 million; 2017, $16 million; and 2018 and thereafter, $26 million.

16.  Additional Interest Charges from Early Extinguishment of Debt

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

17.  Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2012	2011	2010

Decrease (increase) in current assets:
Receivables	$206	$(138)	$(61)
Inventories	(74)	(100)	(31)
Prepaid expenses	(1)	(30)	32
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(83)	185	69
Salaries and wages	19	2	(9)
U.S. and foreign income taxes	(76)	7	(46)

	$(9)	$(74)	$(46)

Interest paid in cash, including note repurchase premiums, aggregated $223 million for 2012, $253 million for 2011, and $228 million for 2010.

Income taxes paid in cash were as follows:

	2012	2011	2010
U.S. - continuing	$—	$1	$5
Non-U.S. - continuing	132	111	123
Non-U.S. - discontinued operations			7
	$132	$112	$135

18.  Business Combinations

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The acquisitions, individually and in the aggregate, did not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

19.  Discontinued Operations

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

The following summarizes the revenues and expenses of the Venezuelan operations reported as discontinued operations in the Consolidated Results of Operations for the year ended December 31, 2010:

Net sales	$129
Manufacturing, shipping, and delivery	(86)
Gross profit	43

Selling and administrative expense	(5)
Other expense	3

Earnings from discontinued operations before income taxes	41
Provision for income taxes	(10)
Earnings from discontinued operations	31
Loss on disposal of discontinued operations	(337)
Net loss from discontinued operations	(306)
Net earnings from discontinued operations attributable to noncontrolling interests	(5)

Net loss from discontinued operations attributable to the Company	$(311)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

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

20.  Related Party Transactions

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

The following information summarizes the Company’s significant related party transactions:

	Years ended December 31,
	2012	2011	2010
Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$3	$5	$14
Corporate management fee	115	104	88
Total expenses	$118	$109	$102

The above expenses are recorded in the statement of operations as follows:

	Years ended December 31,
	2012	2011	2010

Cost of sales	$1	$1	$1
Selling, general and adminstrative expenses	117	108	101
Total expenses	$118	$109	$102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.

(Registrant)

	By:	/s/ James W. Baehren

James W. Baehren
Attorney-in-fact

Date: February 13, 2013

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Albert P. L. Stroucken	Chairman and Chief Executive Officer (Principal Executive Officer)

Stephen P. Bramlage, Jr.	President (Principal Financial and Accounting Officer); Director

James W. Baehren	Vice President; Director

	By:	/s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date: February 13, 2013

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2012, 2011, and 2010:

PAGE

II — Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2012, 2011, and 2010

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2012	$38	$17	$(5)	$(9)	$41

2011	$40	$8	$(6)	$(4)	$38

2010	$37	$—	$5	$(2)	$40

(1)                     Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at beginning of period	Charged to income	Charged to other comprehensive income	Foreign currency translation	Other	Balance at end of period

2012	$1,012	$(61)	$(10)	$3	$66	$1,010

2011	$910	$(43)	$89	$(1)	$57	$1,012

2010	$926	$(49)	$(47)	$(5)	$85	$910

S-1