Form 10-K
period 2014-12-31
OWENS-ILLINOIS GROUP INC
filed 2015-02-11
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2015 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of  Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 12, 2015 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

PART I

ITEM 1.                                                BUSINESS

General Development of Business

Owens-Illinois Group, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world with 75 glass manufacturing plants in 21 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue.  The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser-Busch InBev, Brown Forman, Carlsberg, Diageo, Heineken, Kirin, MillerCoors, Nestle,

PepsiCo, Pernod Ricard, SABMiller, and Saxco International.  No customer represents more than 10% of the Company’s consolidated net sales.

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

Europe.  The Company has a leading share of the glass container segment of the rigid packaging market in the European countries in which it operates, with 35 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom.  These plants primarily produce glass containers for the beer, wine, champagne, spirits and food markets in these countries.  The Company also has interests in two joint ventures that manufacture glass containers in Italy.  Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropack and Vidrala.

North America. The Company has 19 glass container manufacturing plants in the U.S. and Canada, and also has an interest in a joint venture that manufactures glass containers in the U.S. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from Canada, China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self-manufacture glass containers.

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

Asia Pacific. The Company has 8 glass container manufacturing plants in the Asia Pacific region, located in Australia, China, Indonesia and New Zealand. It also has interests in joint venture operations in China, Malaysia and Vietnam. In Asia Pacific, the Company primarily produces glass containers for the beer, wine, food and non-alcoholic beverage markets. The Company competes directly with Orora Limited (formerly Amcor Limited) in Australia, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region. In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

In addition to competing with other large and well-established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc.  The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non-rigid packaging alternatives, including flexible pouches, aseptic cartons and bag-in-box containers.

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

Manufacturing

The Company has 75 glass manufacturing plants.  It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Australia, Poland, Colombia and Peru.

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

In North America, approximately 95% of the sales volume is represented by customer contracts that contain provisions that pass the price of natural gas to the customer, effectively reducing the North America segment’s exposure to changing natural gas market prices. Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity forward contracts related to its forecasted requirements in North America. The objective of these forward contracts is to reduce potential volatility in cash flows and expense due to changing market prices. The Company continually evaluates the energy markets with respect to its forecasted energy requirements to optimize its use of commodity forward contracts.

In Europe and Asia Pacific, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts typically have terms of 12 months or less in Europe and one to three years in Asia Pacific. In South America, the Company enters into fixed price contracts for its energy requirements. These contracts typically have terms of three years, with annual price adjustments for inflation and for certain contracts price adjustments for foreign currency variation.

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company’s development activities. In the years 2014, 2013 and 2012, the Company earned $13 million, $16 million and $17 million, respectively, in royalties and net technical assistance revenue.

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities.  Expenditures for these activities were $63 million, $62 million and $62 million for 2014, 2013 and 2012, respectively. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light-weighting and further automation of manufacturing activities. The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio. During 2013, the Company completed the construction of a new research and development facility at this location. This new facility has enabled the Company to expand its research and development capabilities.

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

Sustainability and the Environment

The Company is committed to reducing the impact its products and operations have on the environment.  As part of this commitment, the Company has set targets for increasing the use of recycled glass in its manufacturing process, while reducing energy consumption and carbon dioxide equivalent (“CO2”) emissions. Specific actions taken by the Company include working with governments and other organizations to establish and financially support recycling initiatives, partnering with other entities throughout the supply chain to improve the effectiveness of recycling efforts, reducing the weight of glass packaging and investing in research and development to reduce energy consumption in its manufacturing process. The Company invests in technology and training to improve safety, reduce energy use, decrease emissions and increase the amount of cullet, or recycled glass, used in the production process.

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

Glass Recycling and Bottle Deposits

The Company is an important contributor to recycling efforts worldwide and is among the largest users of recycled glass containers. If sufficient high-quality recycled glass were available on a consistent basis, the Company has the technology to make glass containers containing a high proportion of recycled glass. Using recycled glass in the manufacturing process reduces energy costs and impacts the operating life and efficiency of the glass melting furnaces.

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

Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws and extended producer responsibility regulations. As of December 31, 2014, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of incentive for consumer returns of glass bottles in their law. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post-consumer recycled glass for the Company to use in container production.

A number of states and provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit and on-premise glass recycling. Although there is no clear trend in the direction of these state and provincial laws and proposals, the Company believes that states and provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws, which will impact supplies of recycled glass. As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

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

In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, at the federal, state and provincial levels of government. The U.S. Environmental Protection Agency (“EPA”) regulates emissions of hazardous air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The structure and scope of the EPA’s CO2 regulations are currently the subject of litigation and are expected to be the subject of federal legislative activity. The EPA regulations, if preserved as proposed, could have a significant long-term impact on the Company’s U.S. operations. The EPA also implemented the Cross-State Air Pollution Rule, which set stringent emissions limits in many states starting in 2012. The state of California in the U.S and the province of Quebec in Canada adopted cap-and-trade legislation aimed at reducing greenhouse gas emissions starting in 2013.

In Asia Pacific, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008 in Australia. This act established a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. In 2011, the Australian government adopted a carbon pricing mechanism that took effect in 2012, which requires certain manufacturers to pay a tax based on their carbon-equivalent emissions. In July 2014 the carbon pricing mechanism was repealed by the Australian government and has been replaced by the Emissions Reduction Fund which will purchase lowest cost abatement (in the form of Australian carbon credit units) from a wide range of sources, providing an incentive to businesses, households and landowners to proactively reduce their emissions.  An emissions trading scheme has also been in effect in New Zealand since 2008.

In South America, the Brazilian government passed a law in 2009 requiring companies to reduce the level of greenhouse gas emissions by the year 2020. In the other South American countries, national and local governments are considering proposals that would impose regulations to reduce CO2 emissions.

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

Employees

The Company’s worldwide operations employed approximately 21,100 persons as of December 31, 2014. Approximately 77% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2014, covered approximately 89% of the Company’s union-affiliated employees in North America, will expire on March 31, 2016. Approximately 86% of employees in South America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

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

Financial Information about Foreign and Domestic Operations

Information as to net sales, segment operating profit, and assets of the Company’s reportable segments is included in Note 2 to the Consolidated Financial Statements.

ITEM 1A.                                       RISK FACTORS

Substantial Leverage — The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt.  As of December 31, 2014, the Company had approximately $3.5 billion of total debt outstanding, a decrease from $3.6 billion at December 31, 2013.

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

Ability to Service Debt — To service its indebtedness, the Company will require a significant amount of cash.  The Company’s ability to generate cash and refinance certain indebtedness depends on many factors beyond its control.

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future.  The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2014, the Company’s debt subject to variable interest rates represented approximately 21% of total debt.

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

Failure to comply with these or other covenants and restrictions contained in the secured credit agreement, the indentures or agreements governing other indebtedness could result in a default under those agreements, and the debt under those agreements, together with accrued interest, could then be declared immediately due and payable. If a default occurs under the secured credit agreement, the Company could no longer request borrowings under the secured credit agreement, and the lenders could cause all of the outstanding debt obligations under such secured credit agreement to become due and payable, which would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default under the secured credit agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.

Cash Used to Satisfy Other Obligations—A portion of the Company’s cash flow will be used to make payments to OI Inc. to satisfy certain debt and litigation-related obligations, including settlement of asbestos-related claims.

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos dust and related expenses and to pay other ordinary-course obligations. OI Inc. relies primarily on distributions from its subsidiaries, including the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $10 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $148 million, $158 million, and $165 million for the years ended December 31, 2014, 2013, and 2012, respectively. In the fourth quarter of 2014, OI Inc. recorded a charge of $135 million to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next several years.

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

The Company’s reporting currency is the U.S. dollar.  A significant portion of the Company’s net sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Euro, Brazilian real, Colombian peso and Australian dollar.  In its consolidated financial statements, the Company remeasures transactions denominated in a currency other than the functional currency of the reporting entity (e.g. soda ash purchases) and translates local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period.  During times of a strengthening U.S. dollar, the reported revenues and earnings of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars.  This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

International Operations — The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world.  Net sales from non-U.S.  operations totaled approximately $4.9 billion, representing approximately 73% of the Company’s net sales for the year ended December 31, 2014.  As a result of its non-U.S. operations, the Company is subject to risks associated with operating in foreign countries, including:

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

Lower Demand Levels — Changes in consumer preferences may have a material adverse effect on the Company’s financial results.

Changes in consumer preferences for the food and beverages they consume can reduce demand for the Company’s products. Because many of the Company’s products are used to package consumer goods, the Company’s sales and profitability could be negatively impacted by changes in consumer preferences for those products. Examples of changes in consumer preferences include, but are not limited to, lower sales of major domestic beer brands and shifts from beer to wine or spirits that results in the use of fewer glass containers. In periods of lower demand, the Company’s sales and production levels may decrease causing a material adverse effect on the Company’s profitability.

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

Operational Disruptions — Profitability could be affected by unanticipated operational disruptions.

The Company’s glass container manufacturing process is asset intensive and includes the use of large furnaces and machines.  The Company periodically experiences unanticipated disruptions to its assets and these events can have an adverse effect on its business operations and profitability. The impacts of these operational disruptions include, but are not limited to, higher maintenance, production changeover and shipping costs, higher capital spending, as well as lower absorption of fixed costs during periods of extended downtime.  The Company maintains insurance policies in amounts and with coverage and deductibles that are reasonable and in line with industry standards; however, this insurance coverage may not be adequate to protect the Company from all liabilities and expenses that may arise.

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

The Company is subject to income tax in the numerous jurisdictions in which it operates.  Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions.  In particular, potential tax law changes in the U.S. regarding the treatment of the Company’s unrepatriated non-U.S. earnings could have a material adverse effect on net income and cash flow. In addition, the

Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates.  Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

Labor Relations — Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2014, covered approximately 77% of the Company’s employees in North America. The principal collective bargaining agreement, which at December 31, 2014 covered approximately 89% of the Company’s union-affiliated employees in North America, will expire on March 31, 2016.  Approximately 86% of employees in South America are covered by collective bargaining agreements.  The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in South America, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S.  Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements.  For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce.  Although the Company believes that it has a good working relationship with its employees, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

Cybersecurity and Information Technology — Security threats and the failure or disruption of the integrity of the Company’s information technology, or those of third parties with which it does business, could have a material adverse effect on its business and the results of operations.

The Company relies on information technology to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results.  As with all large systems, the Company’s information technology systems could fail on their own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers or other security issues.  While the Company has disaster recovery programs in place, failure or disruption of the Company’s information technology systems could result in transaction errors, loss of customers, business disruptions, or loss of or damage to intellectual property, which could have a material adverse effect on operations.

As cyberattacks on various organizations have increased, the Company’s information technology systems may be subject to increased security issues. While the Company has measures in place to prevent and detect global security threats, the Company may be unable to prevent certain security breaches. This may result in the loss of customers and business opportunities, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

Accounting Estimates — The Company’s financial results are based upon estimates and assumptions that may differ from actual results.

In preparing the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made due to certain information used in the preparation of the Company’s financial statements which is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. The Company believes that accounting for long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses, which could have a material adverse effect on the Company’s financial condition and results of operations.

Accounting Standards - The adoption of new accounting standards or interpretations could adversely impact the Company’s financial results.

New accounting standards or pronouncements could adversely affect the Company’s operating results or cause unanticipated fluctuations in its results in future periods.  The accounting rules and regulations that the Company must comply with are complex and continually changing.  In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public.  While the Company believes that its financial statements have been prepared in accordance with U.S. generally accepted accounting principles, the Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

Goodwill — A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

Goodwill at December 31, 2014 totaled $1.9 billion.  The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods.  These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units.  Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment.  If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding — An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $28 million, $96 million and $219 million to its defined benefit pension plans in 2014, 2013 and 2012, respectively.  The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans.  A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans.  An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2014 are listed below.  All properties are glass container plants and are owned in fee, except where otherwise noted.

North American Operations
United States
Atlanta, GA	Portland, OR
Auburn, NY	Streator, IL
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Lapel, IN	Windsor, CO
Los Angeles, CA	Winston-Salem, NC
Muskogee, OK	Zanesville, OH
Oakland, CA

Canada
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney

China
Tianjin	Zhaoqing

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

South American Operations
Argentina
Rosario

Brazil
Fortaleza	Sao Paulo
Recife	Vitoria de Santo Antao (glass container and
Rio de Janeiro (glass container	tableware)
and tableware)

Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira

Ecuador
Guayaquil

Peru
Callao	Lurin (1)

Other Operations
Engineering Support Centers
Brockway, Pennsylvania	Jaroslaw, Poland

Cali, Colombia	Lurin, Peru
Hawthorn, Australia	Perrysburg, Ohio

Shared Service Centers
Perrysburg, Ohio	Poznan, Poland (1)
Medellin, Colombia

Corporate Facilities

Hawthorn, Australia (1)	Miami, Florida (1)
Perrysburg, Ohio (1)	Vufflens-la-Ville, Switzerland (1)

(1)         This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3.                                                LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 13 to the Consolidated Financial Statements.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 6.                                                SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2014.  The financial data for each of the five years in the period ended December 31, 2014 was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(Dollar amounts in millions)
Consolidated operating results (a):
Net sales	$6,784	$6,967	$7,000	$7,358	$6,633
Cost of goods sold (b)	(5,531)	(5,636)	(5,626)	(5,969)	(5,281)
Gross profit	1,253	1,331	1,374	1,389	1,352

Selling and administrative, research, development and engineering (b)	(586)	(568)	(617)	(627)	(554)
Other expense, net (b)	(84)	(54)	(35)	(690)	50
Earnings before interest expense and items below	583	709	722	72	848
Interest expense, net (b)	(230)	(229)	(239)	(303)	(236)
Earnings (loss) from continuing operations before income taxes	353	480	483	(231)	612
Provision for income taxes (b)	(92)	(120)	(108)	(85)	(137)
Earnings (loss) from continuing operations	261	360	375	(316)	475
Gain (loss) from discontinued operations	(23)	(18)	(2)	1	(306)
Net earnings (loss)	238	342	373	(315)	169
Net earnings attributable to noncontrolling interests	(28)	(13)	(34)	(20)	(42)
Net earnings (loss) attributable to the Company	$210	$329	$339	$(335)	$127

	Years ended December 31,
	2014	2013	2012	2011	2010
	(Dollar amounts in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$335	$350	$378	$405	$369
Amortization of intangibles	83	47	34	17	22
Amortization of deferred finance fees (included in interest expense)	30	32	33	32	19

Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$186	$446	$641	$663	$868
Total assets	7,858	8,419	8,598	8,975	9,793
Total debt	3,460	3,567	3,773	4,033	4,278
Share owners’ equity	1,710	2,051	1,516	1,512	2,541

Free cash flow (c)	$477	$497	$455	$390	$279

(a)               Amounts for 2010 — 2011 have been adjusted to reflect the retrospective application of a change in the method of valuing U.S. inventories to average cost from last-in, first-out.

Amounts related to the Company’s Venezuelan operations have been reclassified to discontinued operations for 2010 as a result of the expropriation of those operations in 2010.

(b)         Note that the items below relate to items management considers not representative of ongoing operations.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions)
Cost of goods sold
Restructuring, asset impairment and related charges	$8	$—	$—	$—	$—

Pension settlement charges	50

Acquisition-related fair value inventory adjustments					12

Selling and administrative, research, development and engineering
Pension settlement charges	15

Other expense, net

Restructuring, asset impairment and other charges	78	119	168	112	13

Non-income tax charge	69

Equity earnings related charges	5

Gain related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government			(61)

Write-down of goodwill in the Asia Pacific segment				641

Acquisition-related restructuring, transaction and financing costs					20

Interest expense, net
Note repurchase premiums and additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt	20	11		25	9

Reduction of interest expense to recognize the unamortized proceeds from terminated interest rate swaps					(9)

Provision for income taxes
Tax benefits recorded for certain tax adjustments	(8)		(14)	(15)

Net tax benefit related to the reversal of deferred tax valuation allowances and non-cash tax benefit transferred from other income categories					(32)

Net tax (benefit) expense for income tax on items above	(34)	(14)	4	(22)	(7)

Net earnings attributable to noncontrolling interest
Net impact of noncontrolling interests on items above		(13)		(1)
	$203	$103	$97	$740	$6

(c)          The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.  Free cash flow is calculated as follows (dollars in millions):

Years ended December 31,	2014	2013	2012	2011	2010

Cash provided by continuing operating activities	$846	$858	$745	$675	$779
Additions to property, plant, and equipment - continuing	(369)	(361)	(290)	(285)	(500)
Free cash flow	$477	$497	$455	$390	$279

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

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2014	2013	2012
Net sales:
Europe	$2,794	$2,787	$2,717
North America	2,003	2,002	1,966
South America	1,159	1,186	1,252
Asia Pacific	793	966	1,028
Reportable segment totals	6,749	6,941	6,963
Other	35	26	37
Net sales	$6,784	$6,967	$7,000

	2014	2013	2012
Segment operating profit:
Europe	$353	$305	$307
North America	240	307	288
South America	227	204	227
Asia Pacific	88	131	113
Reportable segment totals	908	947	935

Items excluded from segment operating profit:
Retained corporate costs and other	(100)	(119)	(106)
Restructuring, asset impairment and other charges	(91)	(119)	(168)
Pension settlement charges	(65)
Non-income tax charge	(69)
Gain on China land compensation			61
Net interest expense	(230)	(229)	(239)
Earnings from continuing operations before income taxes	353	480	483
Provision for income taxes	(92)	(120)	(108)
Earnings from continuing operations	261	360	375
Loss from discontinued operations	(23)	(18)	(2)
Net earnings	238	342	373
Net earnings attributable to noncontrolling interests	(28)	(13)	(34)
Net earnings attributable to the Company	$210	$329	$339

Net earnings from continuing operations attributable to the Company	$233	$347	$341

Note:  all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Comparison of 2014 with 2013

2014 Highlights

•                  Segment operating profit decreased due to higher operating costs, partially offset by higher selling prices and the benefits from the European asset optimization program

•                  Entered into a joint venture in Mexico and a long-term supply agreement with Constellation Brands, Inc. to supply glass container for their beer business

•                  Issued $800 million of senior notes due 2022 and 2025 and repurchased $611 million of exchangeable senior notes

•                  Strong cash generation improves leverage ratio

Net sales decreased by $183 million compared to the prior year due to a 2% decline in glass container shipments and due to the unfavorable effect of changes in foreign currency exchange rates.  Higher selling prices had a positive impact on net sales.

Segment operating profit for reportable segments decreased by $39 million compared to the prior year.  The decrease was mainly attributable to higher operating costs, driven by cost inflation in most of the regions, higher supply chain and production costs in North America and lower production volumes in Asia Pacific and North America.  Higher selling prices and the benefits from the European asset optimization partially offset these costs.

Net interest expense in 2014 increased $1 million compared to 2013.  The increase was due to higher note repurchase premiums and the write-off of finance fees related to debt that was repaid during 2014 prior to its maturity than experienced in 2013.  Exclusive of these costs, net interest declined $5 million in 2014 compared to 2013 due to debt reduction initiatives and lower interest rates.

Earnings from continuing operations attributable to the Company in 2014 were $233 million, compared with $347 million for 2013.  Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased earnings from continuing operations attributable to the Company by $203 million in 2014 and $103 million in 2013.

Results of Operations - Comparison of 2014 with 2013

Net Sales

The Company’s net sales in 2014 were $6,784 million compared with $6,967 million in 2013, a decrease of $183 million.  Glass container shipments, in tonnes, were down 2% in 2014 compared to 2013, driven by lower sales in Asia Pacific.  Net sales were also lower due to the unfavorable effects of foreign currency exchange rate changes, primarily due to a weaker Brazilian real, Colombian peso and Australian dollar in relation to the U.S. dollar.  Net sales in 2014 benefited from higher selling prices.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales - 2013		$6,941
Price	$73
Sales volume	(112)
Effects of changing foreign currency rates	(153)

Total effect on net sales		(192)
Net sales - 2014		$6,749

Europe:  Net sales in Europe in 2014 were $2,794 million compared with $2,787 in 2013, an increase of $7 million, or less than 1%.  Glass container shipments in 2014 increased 2% compared to the prior year, particularly in the beer and wine categories.  The higher sales volume, which increased net sales by $49 million, was mainly due to unseasonably warm weather conditions in the first quarter and the carryover benefits of the Company’s wine share recovery efforts from the prior year.  Net sales in Europe decreased by $3 million due to the unfavorable effects of foreign currency exchange rate changes, as the Euro weakened in relation to the U.S. dollar.  Lower selling prices also reduced sales by $39 million in 2014.

North America:  Net sales in North America in 2014 were $2,003 million compared with $2,002 million in 2013, an increase of $1 million.  Higher selling prices of $45 million increased net sales in 2014 due, in part, to the Company’s contractual pass through provisions, as well as from passing through the freight costs for a large customer.  Net sales declined by $30 million in 2014 compared to the prior year due to a 1% decrease in glass container shipments and a less favorable sales mix.  The primary driver for the decline in the region’s volumes in 2014 was due to lower sales to major domestic beer brands.

Unfavorable foreign currency exchange rates decreased net sales by $14 million, as the Canadian dollar weakened in relation to the U.S. dollar.

South America:  Net sales in South America in 2014 were $1,159 million compared with $1,186 million in 2013, a decrease of $27 million, or 2%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $96 million in 2014 compared to 2013, principally due to a decline in the Brazilian real and the Colombian peso in relation to the U.S. dollar.  Net sales increased by $14 million in 2014 driven by a 4% increase in glass container shipments, partially offset by a change in sales mix.  Volume growth was particularly strong in the beer category in 2014 and was evident in most of the countries where the Company operates in the region.  Improved pricing in the current year benefited net sales by $55 million.

Asia Pacific:  Net sales in Asia Pacific in 2014 were $793 million compared with $966 million for 2013, a decrease of $173 million, or 18%.  The decrease in net sales was primarily due to lower sales volume, which resulted in $145 million of lower sales in 2014.  Glass container shipments were down 20% compared to the prior year, largely due to the planned plant closures in China, as well as lower shipments in Australia due to weaker demand in the domestic beer and export wine markets.  To balance supply with demand, the Company permanently closed a furnace in Australia in the third quarter of 2014.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $40 million in 2014 compared to 2013, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar.  Higher prices increased net sales by $12 million in the current year.

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

Segment operating profit of reportable segments in 2014 was $908 million compared to $947 million in 2013, a decrease of $39 million, or 4%.  The decline in segment operating profit was primarily due to higher operating costs, partially offset by the benefits from the European asset optimization program and higher selling prices.  Operating costs increased in the current year due to cost inflation, higher supply chain and production costs in North America and lower production volumes in Asia Pacific.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2013		$947
Price	$73
Sales volume	(7)
Operating costs	(99)
Effects of changing foreign currency rates	(6)
Total net effect on segment operating profit		(39)
Segment operating profit - 2014		$908

Europe:  Segment operating profit in Europe in 2014 was $353 million compared with $305 million in 2013, an increase of $48 million, or 16%.  Lower operating expenses, driven by cost deflation and benefits from the region’s asset optimization program, had a $70 million positive impact on segment operating profit in 2014.  The increase in sales volume discussed above increased segment operating profit by $14 million.  Partially offsetting these benefits were lower selling prices, which were down $39 million in the current year due, in part, to competitive pressures in the region.  Foreign currency exchange rates increased segment profit by $3 million in 2014.

In 2014, the Company continued implementing the European asset optimization program to increase the efficiency and capability of its European operations.  Through this program, the Company expects to improve the long term profitability of this region through investments and by addressing higher cost facilities to better align its European manufacturing footprint with market and customer needs.

North America:  Segment operating profit in North America in 2014 was $240 million compared with $307 million in 2013, a decrease of $67 million, or 22%. The decrease in segment operating profit was primarily due to higher operating costs of $102 million in the current year, which were driven by higher energy, raw material and supply chain costs, as well as lower production and productivity levels.  The decrease in sales volume mentioned above reduced segment profit by $9 million.  Higher selling prices partially offset these impacts and increased segment operating profit by $45 million in the current year.  The unfavorable effects of foreign exchange rates decreased segment profit by $1 million.

South America:  Segment operating profit in South America in 2014 was $227 million compared with $204 million in 2013, an increase of $23 million, or 11%.  Higher selling prices increased segment operating profit in 2014 by $55 million.  The increase in sales volume discussed above increased segment operating profit by $13 million.  Several non-strategic asset sales also benefited segment operating profit by $6 million in the current year.  Operating costs were $45 million higher in 2014, primarily driven by cost inflation, and partially offset by higher productivity in the region.  The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $6 million in the current year.

Asia Pacific:  Segment operating profit in Asia Pacific in 2014 was $88 million compared with $131 million in 2013, a decrease of $43 million, or 33%.  Operating costs increased by $28 million in the current year and were driven by lower production volumes and cost inflation.  The decline in sales volume discussed above decreased segment operating profit by $25 million.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $2 million.  Higher selling prices increased segment profit by $12 million in the current year.

Interest Expense, net

Net interest expense in 2014 was $230 million compared with $229 million in 2013.  Interest expense for 2014 included $20 million for note repurchase premiums and the write-off of finance fees related to the tender offer to purchase all of its outstanding 3.00% Exchangeable Senior Notes due 2015 (the “2015 Exchangeable Notes”).  Net interest expense for 2013 included $14 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million Senior Notes due 2017 (the “2017 Senior Notes”) and related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, net interest expense decreased $5 million in the current year primarily due to debt reduction initiatives and lower interest rates

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2014 was 26.1%, compared with 25.0% for 2013. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2014 was 22.4%, compared with 21.9% for 2013.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2014 was $28 million compared to $13 million for 2013.  The increase in 2014 was primarily due to the nonoccurrence of the impacts from restructuring and asset impairment charges in 2013 at the Company’s less than wholly-owned facilities in South America and Asia Pacific, as well as higher earnings in the Company’s less than wholly-owned subsidiaries in South America in 2014.

Earnings from Continuing Operations Attributable to the Company

For 2014, the Company recorded earnings from continuing operations attributable to the Company of $233 million compared with $347 million for 2013.  The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2014 and 2013 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2014	2013
Non-income tax charge	$(69)	$—
Restructuring, asset impairment and other charges	(67)	(92)
Note repurchase premiums and write-off of finance fees	(20)	(11)
Pension settlement charges	(55)
Tax benefit for certain tax adjustments	8
Total	$(203)	$(103)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates.  As described above, the Company’s reported revenues and segment operating profit in 2014 were reduced due to foreign currency effects compared to 2013.

This trend has continued into 2015 as a result of a strengthening U.S. dollar.  During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars.  The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2014 were $100 million compared with $119 million for 2013.  Retained corporate costs and other declined in 2014 compared to 2013 due to lower pension expense.

Retained corporate costs and other for 2013 were $119 million compared with $106 million for 2012.  Retained corporate costs and other for 2013 reflect lower earnings from global machine and equipment sales and other technical and engineering services, in addition to lower earnings from the Company’s equity investment in a soda ash mining operation.

Non-income tax charge

In the fourth quarter of 2014, the Company recorded a $69 million charge based on a ruling on a non-income tax assessment.  See Note 13 to the Consolidated Financial Statements for additional information.

Restructuring, Asset Impairment and Other Charges

During 2014, the Company recorded charges totaling $91 million for restructuring, asset impairment and other charges.  These charges reflect $76 million of completed and planned furnace closures in Europe and Asia Pacific and other charges of $15 million.

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

See Note 9 to the Consolidated Financial Statements for additional information.

Pension Settlement Charges

During 2014, the Company recorded charges totaling $65 million for pension settlements in the United States and the Netherlands.

See Note 10 to the Consolidated Financial Statements for additional information.

Gain on China Land Compensation

During 2012, the Company received $85 million from the Chinese government as compensation for land in China that the Company was required to return to the government.  The Company recorded a gain of $61 million related to the disposal of this land.

Discontinued Operations

On October 26, 2010, the Venezuelan government, through Presidential Decree No. 7.751, expropriated the assets of Owens-Illinois Inc. de Venezuela and Fabrica de Vidrios Los Andes, C.A., two of the Company’s subsidiaries in that country, which in effect constituted a taking of the going concerns of those companies.

Since the issuance of the decree, the Company cooperated with the Venezuelan government, as it is compelled to do under Venezuelan law, to provide for an orderly transition while ensuring the safety and well-being of the employees and the integrity of the production facilities.  The Company engaged in negotiations with the Venezuelan government in relation to certain aspects of the expropriation, including the compensation payable by the government as a result of its expropriation. On September 26, 2011, the Company, having been unable to reach an agreement with the Venezuelan government regarding fair compensation, commenced an arbitration against Venezuela through the World Bank’s International Centre for Settlement of Investment Disputes.  The Company is unable at this stage to predict the amount, or timing of receipt, of compensation it will ultimately receive.

The loss from discontinued operations of $23 million for the year ended December 31, 2014 includes a settlement of a dispute with a purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

As of December 31, 2014, the Company had cash and total debt of $512 million and $3.5 billion, respectively, compared to $383 million and $3.6 billion, respectively, as of December 31, 2013.  A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of December 31, 2014 was $483 million.

Current and Long-Term Debt

On May 19, 2011, the Company entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, a 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016.  At December 31, 2014, the Company had unused credit of $804 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2014 was 2.09%. As of December 31, 2014, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (the “Senior Notes due 2025,” and together with the Senior Notes due 2022, the “New Senior Notes”).  The New Senior Notes were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase $611 million aggregate principal amount of the 2015 Exchangeable Senior Notes.  Approximately $18 million aggregate principal amount of the 2015 Exchangeable Senior Notes remain outstanding as of December 31, 2014.  As part of the tender offer, the Company recorded $20 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the fourth quarter of 2014.

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable.  Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2014 and 2013 is as follows:

	2014	2013

Balance (included in short-term loans)	$122	$276

Weighted average interest rate	1.41%	1.41%

Cash Flows

Free cash flow was $477 million for 2014 compared to $497 million for 2013. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the years ended December 31, 2014 and 2013 is calculated as follows (dollars in millions):

	2014	2013

Cash provided by continuing operating activities	$846	$858
Additions to property, plant, and equipment	(369)	(361)
Free cash flow	$477	$497

Operating activities:  Cash provided by continuing operating activities was $846 million for 2014 compared to $858 million for 2013.  The largest year-over-year benefit to cash flows from continuing operating activities in 2014 was due to lower pension contributions than in the prior year.  During 2014, the Company contributed $28 million to its defined benefit pension plans, compared with $96 million in 2013. The decrease in pension plan contributions in the current year was due to the Company making no discretionary contributions in 2014, compared to $65 million of discretionary contributions in 2013.  In 2015, the Company expects that the total contributions for all plans will be approximately $20 million.  Lower year-over-year cash paid for restructuring activities of $20 million, also benefited cash provided by continuing operating activities in 2014 compared to 2013.

These items were partially offset by lower earnings and a $52 million increase in cash paid for non-current assets and liabilities in 2014 compared to 2013.  This increase was primarily due to cash paid for returnable packaging and deferred customer contracts.

Lower working capital levels benefited cash provided by continuing operating activities by $117 million in 2014 compared to 2013, primarily due to an increase in accounts payable and a decrease in accounts receivable.  Accounts receivable decreased in 2014 due to lower sales in the fourth quarter and better cash collections, partly due to an increase in accounts receivable factoring.  The Company uses various factoring programs to sell certain receivables to financial institutions.

Investing activities:  Cash utilized in investing activities was $455 million for 2014 compared to $402 million for 2013.  Capital spending for property, plant and equipment during 2014 was $369 million compared with $361 million in the prior year.

Investing activities in 2014 also included $114 million of cash paid for acquisitions, primarily related to the Company’s investment in a joint venture with Constellation Brands, Inc. (NYSE: STZ) (“Constellation”) to operate a glass container plant in Nava, Mexico.  To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant from one furnace to four over the next four years.  The Company expects to contribute approximately $160 million for the joint venture’s expansion plans.

Cash from investing activities in 2014 also included the net repayment of $9 million of loans from noncontrolling partners in South America and Asia Pacific compared to $16 million of loans made to noncontrolling partners in 2013.  In 2013, the Company deconsolidated a subsidiary in Europe, resulting in a $32 million use of cash related to the subsidiary’s cash on hand at the time of deconsolidation.

Financing activities:  Cash utilized in financing activities was $218 million for 2014 compared to $479 million for 2013.  Financing activities in 2014 included additions to long-term debt of $1,247 million, primarily related to the issuance of the $500 million of Senior Notes due 2022 and the $300 million of Senior Notes due 2025.  Financing activities in 2014 also included the repayments of long-term debt of $1,101 million, primarily related to the repurchase of $626 million aggregate principal amount of the 2015 Exchangeable Notes, and repayments of short-term loans of $139 million. The Company also paid $11 million in 2014 for finance fees, primarily for note repurchase premiums associated with the repurchase of the 2015 Exchangeable Notes.  Financing activities in 2013 included repayments of long-term debt of $1,040 million, partially offset by additions to long-term debt of $768 million, and additions to short-term loans of $8 million.

The Company paid $37 million and $22 million in distributions to noncontrolling interests in 2014 and 2013, respectively.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve months) and long-term basis.  Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, will not have a material adverse effect upon the Company’s liquidity on a short-term or long-term basis.

Contractual Obligations and Off-Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2014 (dollars in millions).

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Contractual cash obligations:
Long-term debt	$3,284	$338	$876	$250	$1,820
Capital lease obligations	63	24	12	9	18
Operating leases	245	54	88	61	42
Interest (1)	809	182	297	227	103
Purchase obligations (2)	1,510	718	551	158	83
Pension benefit plan contributions (3)	20	20
Postretirement benefit plan benefit payments (1)	133	14	28	27	64
Equity affiliate investment obligation (4)	160	60	80	20	—
Total contractual cash obligations	$6,224	$1,410	$1,932	$752	$2,130

	Amount of commitment expiration per period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Other commercial commitments:
Standby letters of credit	$96	$96

Total commercial commitments	$96	$96

(1) Amounts based on rates and assumptions at December 31, 2014.

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

(3) In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $20 million in 2015.  Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

(4) During the fourth quarter of 2014, the Company entered into a joint venture agreement with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico. To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant from one furnace to four over the next four years.  The Company expects to contribute approximately $160 million for the joint venture’s expansion plans.

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

Property, Plant and Equipment

The net carrying amount of property, plant and equipment (“PP&E”) at December 31, 2014 totaled $2.4 billion, representing 31% of total assets.  Depreciation expense during 2014 totaled $335 million, representing approximately 6% of total costs of goods sold. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis.  Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis.  Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2014, 2013 or 2012.

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

Goodwill — Goodwill at December 31, 2014 totaled $1.9 billion, representing 24% of total assets.  Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

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

During the fourth quarter of 2014, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. The testing performed as of October 1, 2014, indicated a significant excess of BEV over book value for each unit that has goodwill.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2014, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired.  However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV’s would still have exceeded the book value of each of these reporting units.

The Company will monitor conditions throughout 2015 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2015, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Significant Estimates - The determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on plan assets.  The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year.  At December 31, 2014, the weighted average discount rate was 4.05% and 3.58% for U.S. and non-U.S. plans, respectively.  The Company uses an expected long-term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets.  Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year.  The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short-term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long-term investing strategy.  For purposes of determining pension charges and credits in 2015, the Company’s estimated weighted average expected long-term rate of return on plan assets is 8.00% for U.S. plans and 7.23% for non-U.S. plans compared to 8.00% for U.S. plans and 6.01% for non-U.S. plans in 2014.  The Company recorded pension expense from continuing operations of $19 million, $60 million, and $54 million for the U.S. plans in 2014, 2013, and 2012, respectively, and $24 million, $41 million, and $38 million for the non-U.S. plans in 2014, 2013, and 2012, respectively from its principal defined benefit pension plans.  Depending on currency translation rates, the Company expects to record approximately $30 million of total pension expense for the full year of 2015.

Future effects on reported results of operations depend on economic conditions and investment performance.  For example, a one-half percentage point change in the actuarial assumption regarding either the expected return on assets or discount rates used to calculate plan liabilities would result in a change of approximately $16 million in the pretax pension expense for the full year 2015.

Recognition of Funded Status — The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other Comprehensive Income and the portion of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight-line basis over the average remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

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

In the U.S., the Company has experienced cumulative losses in previous years and has recorded a valuation allowance against its deferred tax assets. As of December 31, 2014, however, the Company’s U.S. operations are in a three-year cumulative income position, but this is not solely determinative of the need for a valuation allowance. The Company considered this factor and all other available positive and negative evidence and concluded that it is still more likely than not that the net deferred tax assets in the U.S. will not be realized, and accordingly continued to record a valuation allowance. The evidence considered included the magnitude of the current three-year cumulative income compared to historical losses, expected impact of tax planning strategies, interest rates, and the overall business environment. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of the valuation allowance (in full or in part). The amount of the valuation allowance recorded in the U.S. as of December 31, 2014 is $775 million.

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

ITEM 7A.                                       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from fluctuations in foreign currency exchange rates, changes in interest rates, and changes in commodity prices, principally energy and soda ash.  The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.  The Company also uses certain derivative instruments to mitigate a portion of the risk associated with fluctuating energy prices in its North American region.  These instruments carry varying degrees of counterparty credit risk.  To mitigate this risk, the Company has defined a financial counterparty policy that established criteria to select qualified counterparties based on credit ratings and CDC spreads. The policy also limits on the exposure with individual counterparties. The Company monitors these exposures quarterly. The Company does not enter into derivative financial instruments for trading purposes.

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S.  The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, South America (principally Colombia and Brazil), and Europe (principally Italy, France, the Netherlands, Germany, the United Kingdom, Spain and Poland).  In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies.  Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate.  When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases.  For the years ended December 31, 2014, 2013, and 2012, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2014 and 2013.

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

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2014.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date.

								Fair
						There-		Value at
(dollars in millions)	2015	2016	2017	2018	2019	after	Total	12/31/2014

Long-term debt at variable rate:
Principal by expected maturity	$319	$274	$2	$2	$2	$4	$603	$603
Avg. principal outstanding	$443	$146	$8	$6	$5	$2
Avg. interest rate	2.09%	2.09%	2.09%	2.09%	2.09%	2.09%

Long-term debt at fixed rate:
Principal by expected maturity	$42	$609	$2	$252	$2	$1,837	$2,744	$2,961
Avg. principal outstanding	$2,711	$2,379	$2,089	$1,954	$1,839	$1,687
Avg. interest rate	6.21%	6.06%	5.88%	5.74%	5.62%	5.62%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2014.

In addition, the determination of pension obligations and the related pension expense or credits to operations involves significant estimates.  Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly. The discount rate is a significant estimate that is used to calculate the actuarial present value of benefit obligations and is based on yields of high quality fixed rate debt securities at the end of the year.  For example, a one-half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities would result in a change of approximately $16 million in the pretax pension expense for the full year 2015.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy.  In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements.  The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2014, the Company had entered into commodity forward contracts covering approximately 450,000 MM BTUs, primarily related to customer requests to lock the price of natural gas.  In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements.  These contracts typically have terms of 12 months or less.

The Company believes the near term exposure to commodity price risk of its commodity forward contracts was not material at December 31, 2014.

Forward Looking Statements

This document contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements reflect the Company’s current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company’s future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real and Australian dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) consumer preferences for alternative forms of packaging, (5) cost and availability of raw materials, labor, energy and transportation, (6) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (7) consolidation among competitors and customers, (8) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (9) unanticipated expenditures with respect to environmental, safety and health laws, (10) the Company’s ability to further develop its sales, marketing and product development capabilities, and (11) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2014 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company’s results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward looking statements contained in this document.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Toledo, Ohio

February 10, 2015

Owens-Illinois Group, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions
Years ended December 31,	2014	2013	2012
Net sales	$6,784	$6,967	$7,000
Cost of goods sold	(5,531)	(5,636)	(5,626)
Gross profit	1,253	1,331	1,374

Selling and administrative expense	(523)	(506)	(555)
Research, development and engineering expense	(63)	(62)	(62)
Interest expense, net	(230)	(229)	(239)
Equity earnings	64	67	64
Other expense, net	(148)	(121)	(99)
Earnings from continuing operations before income taxes	353	480	483
Provision for income taxes	(92)	(120)	(108)
Earnings from continuing operations	261	360	375
Loss from discontinued operations	(23)	(18)	(2)
Net earnings	238	342	373
Net earnings attributable to noncontrolling interests	(28)	(13)	(34)
Net earnings attributable to the Company	$210	$329	$339

Amounts attributable to the Company:
Earnings from continuing operations	$233	$347	$341
Loss from discontinued operations	(23)	(18)	(2)
Net earnings	$210	$329	$339

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions
Years ended December 31,	2014	2013	2012

Net earnings	$238	$342	$373
Other comprehensive income (loss):
Foreign currency translation adjustments	(305)	(232)	(26)
Pension and other postretirement benefit adjustments, net of tax	(90)	609	(156)
Change in fair value of derivative instruments	1	2	5
Other comprehensive income (loss)	(394)	379	(177)
Total comprehensive income (loss)	(156)	721	196
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(42)
Comprehensive income (loss) attributable to the Company	$(163)	$714	$154

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions
Years ended December 31,	2014	2013

Assets
Current assets:
Cash, including time deposits of $104 ($61 in 2013)	$512	$383
Receivables	744	943
Inventories	1,035	1,117
Prepaid expenses	80	107
Total current assets	2,371	2,550

Other assets:
Equity investments	427	315
Pension assets	22	68
Other assets	700	795
Goodwill	1,893	2,059
Total other assets	3,042	3,237

Property, plant and equipment:
Land, at cost	226	254
Buildings and equipment, at cost:
Buildings and building equipment	1,097	1,197
Factory machinery and equipment	4,302	4,651
Transportation, office and miscellaneous equipment	105	123
Construction in progress	161	213
	5,891	6,438
Less accumulated depreciation	3,446	3,806
Net property, plant and equipment	2,445	2,632
Total assets	$7,858	$8,419

Owens-Illinois, Group Inc. (continued)

CONSOLIDATED BALANCE SHEETS

Dollars in millions, except per share amounts
Years ended December 31,	2014	2013
Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable	$1,137	$1,144
Salaries and wages	145	169
U.S. and foreign income taxes	43	38
Other accrued liabilities	372	431
Short-term loans	127	306
Long-term debt due within one year	361	16
Total current liabilities	2,185	2,104
Long-term debt	2,972	3,245
Deferred taxes	121	196
Pension benefits	465	350
Nonpension postretirement benefits	178	187
Other liabilities	227	286
Commitments and contingencies
Share owners’ equity:
Share owners’ equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized,100 shares issued
Other contributed capital	964	1,112
Retained earnings	2,082	1,872
Accumulated other comprehensive loss	(1,453)	(1,080)
Total share owners’ equity of the Company	1,593	1,904
Noncontrolling interests	117	147
Total share owners’ equity	1,710	2,051
Total liabilities and share owners’ equity	$7,858	$8,419

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc

CONSOLIDATED SHARE OWNERS’ EQUITY

	Share Owner’s Equity of the Company
Dollars in millions	Other Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Share Owners’ Equity
Balance on January 1, 2012	295	2,344	(1,280)	153	1,512
Net distribution to parent	(171)				(171)
Net earnings		339		34	373
Other comprehensive income (loss)			(185)	8	(177)
Distribution to noncontrolling interests				(24)	(24)
Contribution from noncontrolling interests				3	3
Balance on December 31, 2012	124	2,683	(1,465)	174	1,516
Net distribution to parent	988	(1,140)			(152)
Net earnings		329		13	342
Other comprehensive income (loss)			385	(6)	379
Distribution to noncontrolling interests				(22)	(22)
Contribution from noncontrolling interests				5	5
Deconsolidation of subsidiary				(17)	(17)
Balance on December 31, 2013	1,112	1,872	(1,080)	147	2,051
Net distribution to parent	(148)				(148)
Net earnings		210		28	238
Other comprehensive income (loss)			(373)	(21)	(394)
Distribution to noncontrolling interests				(37)	(37)
Balance on December 31, 2014	$964	$2,082	$(1,453)	$117	$1,710

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions
Years ended December 31,	2014	2013	2012

Operating activities:
Net earnings	$238	$342	$373
Loss from discontinued operations	23	18	2
Non-cash charges (credits):
Depreciation	335	350	378
Amortization of intangibles and other deferred items	83	47	34
Amortization of finance fees and debt discount	30	32	33
Deferred tax benefit	(18)	(3)	(5)
Pension expense	43	101	92
Restructuring, asset impairment and related charges	76	119	168
Pension settlement charges	65
Non-income tax charge	69
Gain on China land compensation			(61)
Other	73	52	8
Pension contributions	(28)	(96)	(219)
Cash paid for restructuring	(58)	(78)	(66)
Change in non-current assets and liabilities	(202)	(150)	(73)
Change in components of working capital	117	124	81
Cash provided by continuing operating activities	846	858	745
Cash utilized in discontinued operating activities	(23)	(18)	(5)
Total cash provided by operating activities	823	840	740
Investing activities:
Additions to property, plant, and equipment	(369)	(361)	(290)
Acquisitions, net of cash acquired	(114)	(4)	(5)
Net cash proceeds related to sale of assets and other	19	11	95
Net payments to fund minority partner loan	9	(16)	(21)
Deconsolidation of subsidiary		(32)
Cash utilized in investing activities	(455)	(402)	(221)
Financing activities:
Additions to long-term debt	1,247	768	119
Repayments of long-term debt	(1,101)	(1,040)	(402)
Increase (decrease) in short-term loans	(139)	8	(38)
Net receipts (payments) for hedging activity and other	(2)	(24)	27
Payment of finance fees	(11)	(7)	(1)
Distributions to noncontrolling interests	(37)	(22)	(24)
Contribution from noncontrolling interests		5	3
Distribution to parent	(175)	(167)	(188)
Cash utilized in financing activities	(218)	(479)	(504)
Effect of exchange rate fluctuations on cash	(21)	(7)	16
Increase (decrease) in cash	129	(48)	31
Cash at beginning of year	383	431	400
Cash at end of year	$512	$383	$431

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

Derivative Instruments  The Company uses forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from short-term forward exchange contracts not designated as hedges are classified as a financing activity.  Cash flows of commodity forward contracts are classified as operating activities.

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

New Accounting Standards  In May 2014, the Financial Accounting Standards Board issued a new standards update “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard will become effective for the Company on January 1, 2017. Early application is not permitted.  The Company is evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

2.  Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, South America and Asia Pacific.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment manufacturing, global engineering, and certain equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

Financial information regarding the Company’s reportable segments is as follows:

	2014	2013	2012
Net sales:
Europe	$2,794	$2,787	$2,717
North America	2,003	2,002	1,966
South America	1,159	1,186	1,252
Asia Pacific	793	966	1,028
Reportable segment totals	6,749	6,941	6,963
Other	35	26	37
Net sales	$6,784	$6,967	$7,000

	2014	2013	2012
Segment operating profit:
Europe	$353	$305	$307
North America	240	307	288
South America	227	204	227
Asia Pacific	88	131	113
Reportable segment totals	908	947	935

Items excluded from segment operating profit:
Retained corporate costs and other	(100)	(119)	(106)
Restructuring, asset impairment and related charges	(91)	(119)	(168)
Pension settlement charges	(65)
Non-income tax charge	(69)
Gain on China land compensation			61
Interest expense, net	(230)	(229)	(239)
Earnings from continuing operations before income taxes	$353	$480	$483

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

					Reportable	Retained
		North	South	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals
Total assets:
2014	$3,223	$1,971	$1,300	$1,018	$7,512	$346	$7,858
2013	3,509	1,995	1,467	1,150	8,121	298	8,419
2012	3,362	1,994	1,655	1,349	8,360	238	8,598
Equity investments:
2014	$81	$24	$—	$153	$258	$169	$427
2013	84	25		155	264	51	315
2012	63	25		165	253	41	294
Equity earnings:
2014	$19	$17	$—	$4	$40	$24	$64
2013	17	16		10	43	24	67
2012	15	16		5	36	28	64
Capital expenditures:
2014	$188	$89	$55	$34	$366	$3	$369
2013	130	100	80	36	346	15	361
2012	87	68	75	49	279	11	290
Depreciation and amortization expense:
2014	$140	$131	$79	$53	$403	$15	$418
2013	139	110	72	62	383	14	397
2012	150	107	70	70	397	15	412

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2014	$713	$1,732	$2,445
2013	686	1,946	2,632
2012	663	2,106	2,769

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2014	$1,852	$4,932	$6,784
2013	1,809	5,158	6,967
2012	1,780	5,220	7,000

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2014 — 11%, 2013 — 11%, 2012 — 11%).

3.  Receivables

Receivables consist of the following at December 31, 2014 and 2013:

	2014	2013
Trade accounts receivable	$583	$757
Less: allowances for doubtful accounts and discounts	34	39
Net trade receivables	549	718
Other receivables	195	225
	$744	$943

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2014 and 2013, the amount of receivables sold by the Company was $276 million and $192 million, respectively. Any continuing involvement with the sold receivables is immaterial.

4.  Inventories

Major classes of inventory are as follows:

	2014	2013
Finished goods	$884	$958
Raw materials	110	113
Operating supplies	41	46
	$1,035	$1,117

5.  Equity Investments

At December 31, 2014 the Company’s ownership percentage in affiliates include:

Affiliates	O-I Ownership Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA (“VeMe”)	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Speciality glass manufacturer

During the fourth quarter of 2014, the Company entered into a joint venture agreement with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico. The Company has determined the accounting for the investment and returns as an equity joint venture.

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

Summarized information pertaining to the Company’s equity associates follows:

	2014	2013	2012
Equity in earnings:
Non-U.S.	$23	$27	$20
U.S.	41	40	44
Total	$64	$67	$64

Dividends received	$54	$67	$50

Summarized combined financial information for equity associates is as follows (unaudited):

	2014	2013
At end of year:
Current assets	$479	$419
Non-current assets	718	528
Total assets	1,197	947
Current liabilities	217	224
Other liabilities and deferred items	191	193
Total liabilities and deferred items	408	417
Net assets	$789	$530

	2014	2013	2012
For the year:
Net sales	$752	$699	$658

Gross profit	$198	$185	$191

Net earnings	$150	$149	$143

The Company purchased approximately $188 million and $133 million from equity affiliates in 2014 and 2013, respectively, and owed approximately $79 million and $42 million to equity affiliates as of December 31, 2014 and 2013, respectively.

There is a difference of approximately $9 million as of December 31, 2014 between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

		North	South
	Europe	America	America	Other	Total
Balance as of January 1, 2012	983	740	354	5	2,082
Translation effects	23	3	(29)		(3)
Balance as of December 31, 2012	1,006	743	325	5	2,079
Translation effects	38	(9)	(49)		(20)
Balance as of December 31, 2013	1,044	734	276	5	2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	$926	$723	$239	$5	$1,893

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2014, 2013 and 2012.

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

During the fourth quarter of 2014, the Company completed its annual impairment testing and determined that no impairment existed.

7.  Other Assets

Other assets consist of the following at December 31, 2014 and 2013:

	2014	2013

Deferred tax assets	$203	$237
Deferred returnable packaging costs	126	124
Repair part inventories	107	116
Capitalized software	101	114
Non-income tax receivable	58	70
Deferred finance fees	21	33
Intangibles	18	23
Other	66	78
	$700	$795

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

capitalized software was $17 million, $14 million and $15 million for 2014, 2013 and 2012, respectively. Estimated amortization related to capitalized software through 2019 is as follows: 2015, $17 million; 2016, $14 million; 2017, $13 million; 2018, $13 million; and 2019, $11 million.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2014 and 2013, the Company had entered into commodity forward contracts covering approximately 450,000 MM BTUs and 5,400,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2014 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of less than $1 million at December 31, 2014 and an unrecognized gain of $1 million at December 31, 2013 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2014 and 2013 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

			Amount of Gain (Loss) Reclassified from
Amount of Gain (Loss) Recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2014	2013	2012	2014	2013	2012

$3	$1	$(3)	$2	$(1)	$(8)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Foreign Exchange Derivative Contracts not Designated as Hedging Instruments

The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables, payables and loans, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At December 31, 2014 and 2013, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $524 million and $550 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2014	2013	2012

Other expense	$(8)	$(28)	$6

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2014 and 2013:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Fair Value
	Balance Sheet Location	2014	2013
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity forward contracts	a	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	10	3
Total asset derivatives		$10	$4

Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	4	7
Total liability derivatives		$4	$7

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

European Asset Optimization

Since 2011, the Company has implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involves making additional investments in

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $1 million in 2014, $16 million in 2013 and $86 million in 2012 for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $73 million, $49 million and $47 million for the years ended 2014, 2013 and 2012, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2014 of $2 million for employee costs related to global headcount reduction initiatives. In 2013, there were charges of $16 million for employee costs related to the closure of flat glass operations in South America, $13 million for employee costs related to global headcount reduction initiatives, and $3 million for miscellaneous other costs.  In 2012, the Company recorded charges of $13 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring
Balance at January 1, 2013	53	6	64	123
2013 charges	16	49	32	97
Write-down of assets to net realizable value	(3)	(11)	(2)	(16)
Net cash paid, principally severance and related benefits	(37)	(16)	(25)	(78)
Pension charges transferred to other accounts		(6)		(6)
Other, including foreign exchange translation	1	(2)	(5)	(6)
Balance at December 31, 2013	30	20	64	114
2014 charges	1	73	2	76
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(12)	(20)	(26)	(58)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(8)	(4)	(19)
Balance at December 31, 2014	$12	$12	$36	$60

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2014, the Company’s

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

estimates include approximately $28 million for severance and related benefits costs, $26 million for environmental remediation costs, and $6 million for other exit costs.

10.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company has defined benefit pension plans covering a substantial number of employees located in the United States and several other non-U.S. jurisdictions.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  The Company’s defined benefit pension plans use a December 31 measurement date.  The following tables relate to the Company’s principal defined benefit pension plans.

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Obligations at beginning of year	$2,275	$2,647	$1,866	$1,911

Change in benefit obligations:
Service cost	22	27	23	33
Interest cost	105	106	69	72
Actuarial (gain) loss, including the effect of change in discount rates	264	(234)	131	(5)
Curtailment, settlement, and plan amendment	(56)		(567)	(52)
Special termination		8
Participant contributions			5	7
Benefit payments	(182)	(279)	(91)	(101)
Foreign currency translation			(125)	1
Net change in benefit obligations	153	(372)	(555)	(45)
Obligations at end of year	$2,428	$2,275	$1,311	$1,866

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Fair value at beginning of year	$2,273	$2,175	$1,578	$1,527

Change in fair value:
Actual gain on plan assets	155	365	188	61
Benefit payments	(182)	(279)	(91)	(101)
Employer contributions		12	28	92
Participant contributions			5	7
Settlements	(56)		(519)
Foreign currency translation			(94)	(5)
Other			(1)	(3)
Net change in fair value of assets	(83)	98	(484)	51
Fair value at end of year	$2,190	$2,273	$1,094	$1,578

The employer contributions in the U.S. for 2013 include $8 million related to special termination benefits for a discontinued operation.

The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other Comprehensive Income and the portion of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight-line basis over the average remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013

Plan assets at fair value	$2,190	$2,273	$1,094	$1,578
Projected benefit obligations	2,428	2,275	1,311	1,866
Plan assets less than projected benefit obligations	(238)	(2)	(217)	(288)

Items not yet recognized in pension expense:
Actuarial loss	1,125	935	347	488
Prior service cost (credit)	(2)	2		(25)
	1,123	937	347	463
Net amount recognized	$885	$935	$130	$175

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013

Pension assets	$—	$46	$22	$22
Current pension liability, included with
Other accrued liabilities	(3)	(2)	(9)	(6)
Pension benefits	(235)	(46)	(230)	(304)
Accumulated other comprehensive loss	1,123	937	347	463
Net amount recognized	$885	$935	$130	$175

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2014 and 2013 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2014	2013	2014	2013
Current year actuarial (gain) loss	$285	$(416)	$(23)	$28
Amortization of actuarial loss	(68)	(110)	(20)	(28)
Amortization of prior service credit			2	1
Curtailment and plan amendment			22	(52)
Settlement	(30)		(64)	(6)
	187	(526)	(83)	(57)
Translation			(32)	(5)
	$187	$(526)	$(115)	$(62)

The accumulated benefit obligation for all defined benefit pension plans was $3,627 million and $4,015 million at December 31, 2014 and 2013, respectively.

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012
Service cost	$22	$27	$27	$23	$33	$26
Interest cost	105	106	114	69	72	77
Expected asset return	(176)	(183)	(183)	(86)	(91)	(87)
Amortization:
Actuarial loss	68	110	96	18	28	22
Prior service credit					(1)
Net amortization	68	110	96	18	27	22
Net expense	$19	$60	$54	$24	$41	$38

In 2014, the Company amended its salary pension plans in North America to freeze future pension benefits. This action required an obligation remeasurement for the curtailment of benefits, which resulted in a reduction of the Company’s pension expense. Also in 2014, the Company settled a portion of the

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

U.S. Salary Pension Plan pension obligation, which resulted in a settlement charge of $30 million.  The U.S. pension expense excludes $8 million of special termination benefits that were recorded in discontinued operations in 2013.  The U.S. pension expense excludes $4 million of special termination benefits that were recorded in restructuring expense in 2012. On October 1, 2014, the Company settled the liability associated with its pension plan in the Netherlands.  The settlement resulted in a non-cash charge of approximately $35 million in the fourth quarter of 2014.  The non-U.S. pension expense excludes $3 million, $6 million and $11 million of pension settlement costs that were recorded in restructuring expense in 2014, 2013 and 2012, respectively.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2015:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$73	$16
Prior service cost	1
Net amortization	$74	$16

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2014	2013	2014	2013	2014	2013	2014	2013

Projected benefit obligations	$2,428	$674	$1,049	$1,588	$2,428	$674	$1,049	$1,588
Accumulated benefit obligation	2,392	646	1,023	1,537	2,392	646	1,023	1,537
Fair value of plan assets	2,190	626	810	1,278	2,190	626	810	1,278

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Discount rate	4.05%	4.81%	3.58%	4.14%
Rate of compensation increase	2.96%	2.97%	2.89%	3.31%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012

Discount rate	4.81%	4.11%	4.59%	4.14%	3.89%	4.75%
Rate of compensation increase	2.97%	2.97%	3.14%	3.31%	3.08%	3.23%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	7.23%	6.34%	6.24%

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2014, the Company’s weighted average expected long-term rate of return on assets was 8% for the U.S. plans and 7.23% for the non-U.S. plans.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2013), which was in line with the expected long-term rate of return assumption for 2014.

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

The Company’s U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $2,190 million and $2,273 million as of December 31, 2014 and 2013, respectively. In 2014, the U.S. plan assets consisted of approximately 62% equity securities, 29% debt securities, and 9% real estate. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2014 and 2013:

	2014			2013			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$14	$—	$—	$39	$6	$—
Equity securities	343	200		387	210		45-55%
Debt securities	364	119	2	752	116	2	40-50%
Real estate		30	3		28	6	0-10%
Other		19		13	19		0-10%
Total assets at fair value	$721	$368	$5	$1,191	$379	$8

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013
Beginning balance	$8	$18
Net decrease	(3)	(10)
Ending balance	$5	$8

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2014.

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of $20 million in 2015.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.

2015	$184	$61
2016	177	63
2017	169	63
2018	165	65
2019	163	68
2020 - 2024	780	373

The Company also sponsors several defined contribution plans for employees in the U.S., Canada, U.K., Netherlands and Australian.  Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $19 million in 2014, $16 million in 2013, and $16 million in 2012.

Postretirement Benefits Other Than Pensions

The Company provides retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees, and substantially all employees in Canada.  Benefits provided by the Company for hourly retirees are determined by collective bargaining.  Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service.  The Company uses a December 31 measurement date to measure its postretirement benefit obligations.

The changes in the postretirement benefit obligations for the year are as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	U.S.		Non-U.S.
	2014	2013	2014	2013

Obligations at beginning of year	$111	$181	$90	$102
Change in benefit obligations:
Service cost		1	1	1
Interest cost	5	5	4	4
Actuarial (gain) loss, including the effect of changing discount rates	7	1	(2)	(7)
Benefit payments	(12)	(15)	(3)	(4)
Curtailment		(62)
Foreign currency translation			(7)	(6)
Other			(2)
Net change in benefit obligations	—	(70)	(9)	(12)
Obligations at end of year	$111	$111	$81	$90

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Postretirement benefit obligations	$(111)	$(111)	$(81)	$(90)
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	35	30	(3)	(2)
Prior service credit	(46)	(54)
	(11)	(24)	(3)	(2)
Net amount recognized	$(122)	$(135)	$(84)	$(92)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Current nonpension postretirement benefit, included with Other accrued liabilities	$(11)	$(10)	$(3)	$(4)
Nonpension postretirement benefits	(100)	(101)	(78)	(86)
Accumulated other comprehensive loss	(11)	(24)	(3)	(2)
Net amount recognized	$(122)	$(135)	$(84)	$(92)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2014 and 2013 as follows (amounts are pretax):

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	U.S.		Non-U.S.
	2014	2013	2014	2013
Current year actuarial (gain) loss	$7	$1	$(2)	$(7)
Curtailment		(57)
Amortization of actuarial loss	(2)	(3)
Amortization of prior service credit	8	7
Other adjustments			1
	$13	$(52)	$(1)	$(7)

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012
Service cost	$—	$1	$1	$1	$1	$1
Interest cost	5	5	8	4	4	4
Curtailment gain		(5)
Amortization:
Actuarial loss	2	3	5
Prior service credit	(8)	(7)	(3)
Net amortization	(6)	(4)	2	—	—	—
Net postretirement benefit (income) cost	$(1)	$(3)	$11	$5	$5	$5

Amounts that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2015:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$2	$—
Prior service credit	(8)
Net amortization	$(6)	$—

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.  The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012
Accumulated post retirement benefit obligation	4.00%	4.63%	4.04%	3.75%	4.47%	3.89%
Net postretirement benefit cost	4.63%	4.04%	4.47%	4.47%	3.89%	4.13%

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Health care cost trend rate assumed for next year	7.00%	7.00%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2014	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease

Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	5	(4)	14	(11)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.

2015	$11	$3
2016	11	3
2017	11	3
2018	11	3
2019	10	3
2020 - 2024	46	18

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2014, $6 million in 2013 and $6 million in 2012.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

11. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Continuing operations	2014	2013	2012

U.S.	$82	$231	$187
Non-U.S.	271	249	296
	$353	$480	$483

Discontinued operations	2014	2013	2012

U.S.	$(19)	$(8)	$—
Non-U.S.	(4)	(10)	(5)
	$(23)	$(18)	$(5)

The provision (benefit) for income taxes consists of the following:

	2014	2013	2012

Current:
U.S.	$7	$7	$(4)
Non-U.S.	103	116	117
	110	123	113

Deferred:
U.S.	—	—	8
Non-U.S.	(18)	(3)	(13)
	(18)	(3)	(5)

Total:
U.S.	7	7	4
Non-U.S.	85	113	104

Total for continuing operations	92	120	108
Total for discontinued operations	—	—	(3)
	$92	$120	$105

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$124	$168	$169

Increase (decrease) in provision for income taxes due to:

Differences in income taxes on foreign earnings, losses and remittances	(19)	(29)	(5)
Goodwill impairment
U.S. tax consolidation benefit	(47)	(51)	(54)
Changes in valuation allowance	37	37	(7)
Tax audits and settlements	2	1	(1)
Other items	(5)	(6)	6
Provision for income taxes	$92	$120	$108

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax assets:
Accrued postretirement benefits	$58	$60
Foreign tax credit	376	356
Operating and capital loss carryovers	464	489
Other credit carryovers	37	46
Accrued liabilities	85	89
Pension liability	117	47
Other	65	73

Total deferred tax assets	1,202	1,160

Deferred tax liabilities:
Property, plant, and equipment	127	126
Exchangeable notes	—	10
Intangibles	34	27
Other	36	59

Total deferred tax liabilities	197	222
Valuation allowance	(884)	(833)

Net deferred taxes	$121	$105

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013

Prepaid expenses	$39	$64
Other assets	203	237
Deferred taxes	(121)	(196)

Net deferred taxes	$121	$105

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

At December 31, 2014, before valuation allowance, the Company had unused foreign tax credits of $376 million expiring in 2017 through 2024, research tax credit of $12 million expiring from 2019 to 2034, and alternative minimum tax credits of $25 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $174 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $290 million expiring between 2015 and 2035.

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

In the U.S., the Company has experienced cumulative losses in previous years and has recorded a valuation allowance against its deferred tax assets. As of December 31, 2014, however, the Company’s U.S. operations are in a three-year cumulative income position, but this is not solely determinative of the need for a valuation allowance. The Company considered this factor and all other available positive and negative evidence and concluded that it is still more likely than not that the net deferred tax assets in the U.S. will not be realized, and accordingly continued to record a valuation allowance. The evidence considered included the magnitude of the current three-year cumulative income compared to historical losses, expected impact of tax planning strategies, interest rates, and the overall business environment. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of the valuation allowance (in full or in part). The amount of the valuation allowance recorded in the U.S. as of December 31, 2014 is $775 million.

At December 31, 2014, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.9 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2014, 2013 or 2012.  It is not practicable to estimate the U.S. and foreign tax which would be

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2015 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.  The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at January 1	$100	$97	$125
Additions and reductions for tax positions of prior years	(13)	(3)	8
Additions based on tax positions related to the current year	10	9	7
Reductions due to the lapse of the applicable statute of limitations	(8)	(2)	(21)
Reductions due to settlements	(1)		(26)
Foreign currency translation	(11)	(1)	4
Balance at December 31	$77	$100	$97

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$70	$92	$89

Accrued interest and penalties at December 31	$29	$35	$33

Interest and penalties included in tax expense for the years ended December 31	$(2)	$1	$(6)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $12 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Brazil, Canada, Germany, Indonesia, Italy and Peru. The years under examination range from 2005 through 2012. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2014, the Company concluded Income tax audits in several jurisdictions, including Australia, Ecuador, Italy, and Poland.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

12.  Debt

The following table summarizes the long-term debt of the Company at December 31, 2014 and 2013:

	2014	2013
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A
Term Loan B	405	405
Term Loan C (81 million CAD at December 31, 2014)	70	76
Term Loan D (€85 million at December 31, 2014)	103	117
Senior Notes:
3.00%, Exchangeable, due 2015	18	617
7.375%, due 2016	596	593
6.75%, due 2020 (€500 million)	608	690
4.875%, due 2021 (€330 million)	401	455
5.00%, due 2022	494
5.375%, due 2025	296
Payable to OI Inc.	250	250
Capital leases	63	37
Other	29	21
Total long-term debt	3,333	3,261
Less amounts due within one year	361	16
Long-term debt	$2,972	$3,245

On May 19, 2011, the Company entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. At December 31, 2014, the Company had unused credit of $804 million available under the Agreement.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2014 was 2.09%. As of December 31, 2014, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022.  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025.  The New Senior Notes were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790  million and were used to purchase in a tender offer $611 million aggregate principal amount of the Company’s 3.00% exchangeable senior notes due June 1, 2015.  Approximately $18 million of the exchangeable senior notes remain outstanding as of December 31, 2014.  As part of the tender offer, the Company recorded $20 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the fourth quarter of 2014.

During March 2013, the Company issued, in a private placement, senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

During March 2013, the Company discharged, in accordance with the indenture, all €300 million of its 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2014 and 2013 is as follows:

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013

Balance (included in short-term loans)	$122	$276

Weighted average interest rate	1.41%	1.41%

Annual maturities for all of the Company’s long-term debt through 2019 are as follows:  2015, $361 million; 2016, $883 million; 2017, $4 million; 2018, $254 million; and 2019, $4 million.

Fair values at December 31, 2014, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
7.375%, due 2016	$600	$106.70	$640
6.75%, due 2020 (€500 million)	608	118.85	723
4.875%, due 2021 (€330 million)	401	110.00	441
5.00%, due 2022	500	101.81	509
5.375%, due 2025	300	101.25	304

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

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2014	2013	2012

Pending at beginning of year	2,620	2,610	4,640
Disposed	1,870	1,700	4,390
Filed	1,470	1,710	2,360
Pending at end of year	2,220	2,620	2,610

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Based on an analysis of the lawsuits pending as of December 31, 2014, approximately 81% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 13% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 5% of plaintiffs specifically plead damages greater than $15 million but less than $100 million.  Fewer than 1% of plaintiffs specifically plead damages equal to or greater than $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2014, has disposed of the asbestos claims of approximately 395,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $8,900.  Certain of these dispositions have included deferred amounts payable.  Deferred amounts payable totaled approximately $13 million at December 31, 2014 ($12 million at December 31, 2013) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  As discussed above, a part of OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of marginal or suspect claims that would otherwise have been received by the Company in the tort system. In addition, certain courts and legislatures have reduced or eliminated the number of marginal or suspect claims that OI Inc. otherwise would have received.  These developments generally have had the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.4 billion through 2014, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the co-defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc is also a defendant.

OI Inc. has continued to monitor trends that may affect its ultimate liability and has continued to analyze the developments and variables affecting or likely to affect the resolution of pending and future asbestos claims against OI Inc.  The material components of OI Inc.’s accrued liability are based on amounts determined by OI Inc. in connection with its annual comprehensive review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against OI Inc.; (ii) the liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes will be asserted in the next several years; and (iii) the legal defense costs likely to be incurred in connection with the claims OI Inc. believes will be asserted in the next several years.

The significant assumptions underlying the material components of OI Inc.’s accrual relate to:

a)        the extent to which settlements are limited to claimants who were exposed to OI Inc.’s asbestos-containing insulation prior to its exit from that business in 1958;

b)        the extent to which claims are resolved under OI Inc.’s administrative claims agreements or on terms comparable to those set forth in those agreements;

c)         the extent of decrease or increase in the incidence of serious asbestos-related disease cases and claiming patterns for such cases;

d)        the extent to which OI Inc. is able to defend itself successfully at trial or on appeal;

e)         the number and timing of additional co-defendant bankruptcies; and

f)          the extent to which co-defendants with substantial resources and assets continue to participate significantly in the resolution of future asbestos lawsuits and claims.

As noted above, OI Inc. conducts a comprehensive review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  If the results of an annual comprehensive review indicate that the existing amount of the accrued liability is insufficient to cover its estimated future asbestos-related costs, then OI Inc. will record an appropriate charge to increase the accrued liability.  OI Inc. believes that a reasonable estimation of the probable amount of the liability for claims not yet asserted against OI Inc. is not possible beyond a period of several years.  Therefore, while the results of future annual comprehensive reviews cannot be determined, OI Inc. expects that the addition of one year to the estimation period will usually result in an annual charge.

OI Inc.’s reported results of operations for 2014 were materially affected by the $135 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded. Also, the continued use of significant amounts of cash for asbestos-related costs has affected and may continue to affect the Company’s and OI Inc.’s cost of borrowing and its ability to

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

pursue global or domestic acquisitions. However, the Company believes that its operating cash flows and other sources of liquidity will be sufficient to fund OI Inc.’s asbestos-related costs and to fund OI Inc.’s working capital and capital expenditure requirements on a short-term and long-term basis.

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

As disclosed in previous periods, the Company is presently unable to predict the duration, scope or result of an investigation by the SEC, if any, or whether the SEC will commence any legal action.  The SEC has a broad range of civil sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, penalties, and modifications to business practices.  The Company could also be subject to investigation and sanctions outside the United States.  While the Company is currently unable to quantify the impact of any potential sanctions or remedial measures, it does not expect such actions will have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

The Company received a non-income tax assessment from a foreign tax authority for approximately $85 million (including penalties and interest).  The Company challenged this assessment, but the tax authority’s position was upheld in court.  The case was heard by a higher court in November 2014, and on February 5, 2015, the Company was informed that the higher court had issued a unfavorable verdict.  The Company strongly disagrees with this ruling, however, there are no further appeals available to the Company.  The unfavorable ruling has resulted in a charge of $69 million. In order to contest the lower court rulings, legal rules required the Company to deposit the amount of the tax assessment, including penalties and interest.  As of December 31, 2014, the Company has made installment payments totaling $76 million and a net refund of approximately $7 million is expected.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(7)		$(1,913)	$(1,465)

Change before reclassifications	(226)	1		503	278
Amounts reclassified from accumulated other comprehensive income		1	(a)	139 (b)	140
Tax effect				(33)	(33)

Other comprehensive income (loss) attributable to the Company	(226)	2		609	385
Balance on December 31, 2013	$229	$(5)		$(1,304)	$(1,080)
Change before reclassifications	(284)	3		(140)	(421)
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	92 (b)	90
Translation effect				(32)	(32)
Tax effect				(10)	(10)

Other comprehensive income (loss) attributable to the Company	(284)	1		(90)	(373)
Balance on December 31, 2014	$(55)	$(4)		$(1,394)	$(1,453)

(a)  Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).

(b)  Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

15.  Stock Options and Other Stock Based Compensation

The Company participates in OI Inc.’s nonqualified plans under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units. At December 31, 2014, there were 9,902,000 shares available for grants under these plans.  Total compensation cost for all grants of shares and units under these plans was $21 million, $11 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Stock option information at December 31, 2014 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2014	2,421	$25.50
Granted	346	33.38
Exercised	(231)	21.43
Forfeited or expired	(115)	29.43
Options outstanding at December 31, 2014	2,421	26.83	3.1	$12
Options vested or expected to vest at December 31, 2014	2,389	$26.80	3.0	$12
Options exercisable at December 31, 2014	1,595	$24.14	2.0	$11

Certain additional information related to stock options is as follows for the periods indicated:

	2014	2013	2012
Weighted average grant-date fair value of options granted (per share)	$13.17	$12.39	$10.63
Aggregate intrinsic value of options exercised	$3	$16	$3
Aggregate cash received from options exercised	$5	$24	$4

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2014	2013	2012
Expected life of options (years)	5.00	5.00	4.75
Expected stock price volatility	43.0%	55.3%	56.6%
Risk-free interest rate	1.6%	0.9%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2014	457	$24.14
Granted	213	33.36
Vested	(153)	26.45
Forfeited	(30)	27.39
Nonvested at December 31, 2014	487	27.25

Awards granted during 2013		$26.49
Awards granted during 2012		$22.39

	2014	2013	2012
Total fair value of shares vested	$5	$5	$5

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

The fair value of each performance vested restricted share unit is equal to the product of the fair value of the OI Inc.’s common stock on the date of grant and the estimated number of shares into which the

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

performance vested restricted share unit will be converted.  The fair value of performance vested restricted share units is amortized ratably over the vesting period.  Should the estimated number of shares into which the performance vested restricted share unit will be converted change, an adjustment will be recorded to recognize the accumulated difference in amortization between the revised and previous estimates.

Performance vested restricted share unit activity is as follows:

	Number of Performance Vested Restricted Shares Units (thousands)	Weighted Average Grant-Date Fair Value (per unit)
Nonvested at January 1, 2014	882	$25.49
Granted	273	33.41
Vested	(56)	29.67
Forfeited/Cancelled	(196)	28.64
Nonvested at December 31, 2014	903	26.94
Awards granted during 2013		$26.10
Awards granted during 2012		$22.50

273,000 shares were issued in 2014 with a fair value at issuance date of $2 million related to performance vested restricted share units.

As of December 31, 2014, there was $15 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately two years.

16. Other Expense, net

Other expense, net for the year ended December 31, 2014, 2013, and 2012 included the following:

	2014	2013	2012

Non-income tax charge	$69	$—	$—
Restructuring, asset impairment and related charges	68	97	168
Charge for Argentina impairment		22
Gain on China land compensation			(61)
Foreign currency exchange (gain) loss	(2)	9	8
Other expense (income)	13	(7)	(16)
	$148	$121	$99

In 2014, the Company recorded charges totaling $76 million for restructuring, asset impairment and related charges. These charges include $68 million recorded to other expense and $8 million recorded to cost of goods sold.  See Note 9 for additional information.

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

17.  Operating Leases

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $63 million in 2014, $57 million in 2013, and $76 million in 2012.  Minimum future rentals under operating leases are as follows: 2015, $54 million; 2016, $46 million; 2017, $41 million; 2018, $36 million; 2019, $26 million; and 2020 and thereafter, $42 million.

18.  Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2014	2013	2012
Decrease (increase) in current assets:
Receivables	$59	$18	$213
Inventories	(26)	(30)	(74)
Prepaid expenses and other	(1)	3	19
Increase (decrease) in current liabilities:
Accounts payable	103	128	(53)
Accrued liabilities	12	7	(47)
Salaries and wages	(3)	(2)	29
U.S. and foreign income taxes	(27)		(6)
	$117	$124	$81

Interest paid in cash, including note repurchase premiums, aggregated $199 million for 2014, $205 million for 2013, and $234 million for 2012.

Income taxes paid in cash were as follows:

	2014	2013	2012
U.S.	$—	$—	$—
Non-U.S.	101	128	132
Total income taxes paid in cash	$101	$128	$132

19.  Discontinued Operations

The loss from discontinued operations of $23 million for the year ended December 31, 2014 included a settlement of a dispute with a purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

The loss from discontinued operations of $18 million for the year ended December 31, 2013 included special termination benefits related to a previously disposed business, as well as ongoing costs related to the Venezuelan expropriation.

The loss from discontinued operations of $2 million for the year ended December 31, 2012 included ongoing costs related to the Venezuelan expropriation.

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	December 31, 2014
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equibalents	$—	$—	$29	$483	$—	$512
Accounts receivable		71	(5)	678		744
Inventories		213		822		1,035
Other current assets		8	20	55	(3)	80

Total current assets	—	292	44	2,038	(3)	2,371

Investments in and advances to subsidiaries	1,843	2,710	373		(4,926)	—

Goodwill		574	8	1,311		1,893

Other non-current assets		114	73	962		1,149

Total other assets	1,843	3,398	454	2,273	(4,926)	3,042

Property, plant and equipment, net		678	36	1,731		2,445

Total assets	$1,843	$4,368	$534	$6,042	$(4,929)	$7,858

Current liabilities :
Accounts payable and accrued liabilities	$—	$188	$23	$926	$—	$1,137
Short-term loans and long-term debt due within one year		256		232		488
Other liabilities		94	42	424		560

Total current liabilities	—	538	65	1,582	—	2,185

Long-term debt	250	1,581	11	1,130		2,972
Other non-current liabilities		32	340	616	3	991
Investments by and advances from parent		2,217	118	2,597	(4,932)	—
Total share owner’s equity of the Company	1,593					1,593
Noncontrolling interests				117		117

Total liabilities and share owners’ equity	$1,843	$4,368	$534	$6,042	$(4,929)	$7,858

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

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,895	$3	$4,889	$(3)	$6,784
Cost of goods sold		(1,627)	(11)	(3,897)	4	(5,531)

Gross profit	—	268	(8)	992	1	1,253

Research, engineering, selling, administrative and other		(122)	(110)	(354)		(586)
Net intercompany interest	20	(21)		1		—
Interest expense, net	(20)	(121)	(1)	(86)	(2)	(230)
Equity earnings from subsidiaries	210	198			(408)	—
Other equity earnings		17		47		64
Other expense, net		167	(11)	(305)	1	(148)

Earnings (loss) from continuing operations before income taxes	210	386	(130)	295	(408)	353
Provision for income taxes		(10)	2	(84)		(92)
Earnings (loss) from continuing operations	210	376	(128)	211	(408)	261
Loss from discontinued operations				(23)		(23)

Net earnings (loss)	210	376	(128)	188	(408)	238
Net earnings attributable to noncontrolling interests				(28)		(28)

Net earnings (loss) attributable to the Company	$210	$376	$(128)	$160	$(408)	$210

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net earnings (loss)	$210	$376	$(128)	$188	$(408)	$238
Other comprehensive income (loss)	(394)	1		(347)	346	(394)
Total comprehensive income (loss)	(184)	377	(128)	(159)	(62)	(156)
Comprehensive income attributable to noncontrolling interests	21			(7)	(21)	(7)
Comprehensive income (loss) attributable to the Company	$(163)	$377	$(128)	$(166)	$(83)	$(163)

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Year ended December 31, 2013
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,883	$3	$5,081	$—	$6,967
Cost of goods sold		(1,555)	(18)	(4,063)		(5,636)

Gross profit	—	328	(15)	1,018	—	1,331

Research, engineering, selling, administrative and other		(112)	(83)	(533)		(728)
Net intercompany interest	20	(20)				—
Interest expense, net	(20)	(107)	(1)	(101)		(229)
Equity earnings from subsidiaries	337	154			(491)	—
Other equity earnings		16		51		67
Other expense, net		194	6	(161)		39

Earnings (loss) from continuing operations before income taxes	337	453	(93)	274	(491)	480
Provision for income taxes		(7)		(113)		(120)
Earnings (loss) from continuing operations	337	446	(93)	161	(491)	360
Loss from discontinued operations	(8)			(10)		(18)

Net earnings (loss)	329	446	(93)	151	(491)	342
Net earnings attributable to noncontrolling interests				(13)		(13)

Net earnings (loss) attributable to the Company	$329	$446	$(93)	$138	$(491)	$329

	Year ended December 31, 2013
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$329	$446	$(93)	$151	$(491)	$342
Other comprehensive income (loss)	385	2		(201)	193	379
Total comprehensive income (loss)	714	448	(93)	(50)	(298)	721
Comprehensive income attributable to noncontrolling interests				(7)		(7)
Comprehensive income (loss) attributable to the Company	$714	$448	$(93)	$(57)	$(298)	$714

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Year ended December 31, 2012
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,868	$2	$5,130	$—	$7,000
Cost of goods sold		(1,530)	(13)	(4,083)		(5,626)

Gross profit	—	338	(11)	1,047	—	1,374

Research, engineering, selling, administrative and other		(165)	(83)	(504)		(752)
Net intercompany interest	20	(20)				—
Interest expense, net	(20)	(107)	(1)	(111)		(239)
Equity earnings from subsidiaries	339	193			(532)	—
Other equity earnings		15		49		64
Other expense, net		181	6	(151)		36

Earnings (loss) from continuing operations before income taxes	339	435	(89)	330	(532)	483
Provision for income taxes		(10)	5	(103)		(108)
Earnings (loss) from continuing operations	339	425	(84)	227	(532)	375
Loss from discontinued operations				(2)		(2)

Net earnings (loss)	339	425	(84)	225	(532)	373
Net earnings attributable to noncontrolling interests				(34)		(34)

Net earnings (loss) attributable to the Company	$339	$425	$(84)	$191	$(532)	$339

	Year ended December 31, 2012
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$339	$425	$(84)	$225	$(532)	$373
Other comprehensive income (loss)	(185)	5		(207)	210	(177)
Total comprehensive income (loss)	154	430	(84)	18	(322)	196
Comprehensive income attributable to noncontrolling interests				(42)		(42)
Comprehensive income (loss) attributable to the Company	$154	$430	$(84)	$(24)	$(322)	$154

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	$(70)	$7	$910	$(1)	$846
Cash used in discontinued operating activities		(19)		(4)		(23)
Cash used in investing activities		(74)	(4)	(377)		(455)
Cash provided by (used in) financing activities		163	(1)	(381)	1	(218)
Effect of exchange rate change on cash				(21)		(21)
Net change in cash	—	—	2	127	—	129
Cash at beginning of period			27	356		383
Cash at end of period	$—	$—	$29	$483	$—	$512

	Year ended December 31, 2013
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$8	$375	$(43)	$520	$(2)	$858
Cash used in discontinued operating activities	(8)			(10)		(18)
Cash used in investing activities	(8)	(115)	(1)	(286)	—	(402)
Cash provided by (used in) financing activities	—	(260)	61	(282)	2	(479)
Effect of exchange rate change on cash				(7)		(7)
Net change in cash	—	—	17	(65)	—	(48)
Cash at beginning of period			10	421		431
Cash at end of period	$—	$—	$27	$356	$—	$383

Owens-Illinois Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Year ended December 31, 2012
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	$148	$(8)	$649	$(44)	$745
Cash used in discontinued operating activities				(5)		(5)
Cash used in investing activities	—	(71)	(1)	(149)	—	(221)
Cash provided by (used in) financing activities	—	(77)	(2)	(469)	44	(504)
Effect of exchange rate change on cash				16		16
Net change in cash	—	—	(11)	42	—	31
Cash at beginning of period			21	379		400
Cash at end of period	$—	$—	$10	$421	$—	$431

Selected Quarterly Financial Data (unaudited)   The following tables present selected financial data by quarter for the years ended December 31, 2014 and 2013:

	2014
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,639	$1,797	$1,745	$1,603	$6,784
Gross profit	$321	$358	$337	$237	$1,253
Earnings from continuing operations attributable to the Company (a)	$102	$134	$61	$(64)	$233
Loss from discontinued operations attributable to the Company	(1)	(20)	(1)	(1)	(23)
Net earnings (loss) attributable to the Company	$101	$114	$60	$(65)	$210

(a)                     Amounts management considers not representative of ongoing operations include:

Amounts for the third quarter included charges totaling $84 million ($63 million after tax amount attributable to the Company) for restructuring, asset impairment and other charges.

Amounts for the fourth quarter included charges totaling $161 million ($139 million after tax amount attributable to the Company) for the following: (1) $69 million (pretax and after tax) for non-income tax charge; (2) $7 million ($3 million after tax) for restructuring, asset impairment and other charges; (3) $65 million ($55 million after tax) for pension settlement charges;

(4) $20 million (pretax and after tax) for note repurchase premiums and the write-off of finance fees related to debt that was repaid prior to its maturity; and (5) $8 million net benefit for certain tax adjustments.

	2013
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,641	$1,781	$1,784	$1,761	$6,967
Gross profit	$319	$369	$352	$291	$1,331
Earnings (loss) from continuing operations attributable to the Company (b)	$79	$135	$132	$1	$347
Earnings (loss) from discontinued operations attributable to the Company	(10)	(3)	(2)	(3)	(18)
Net earnings (loss) attributable to the Company	$69	$132	$130	$(2)	$329

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.  As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2015 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a) DOCUMENTS FILED AS PART OF THIS REPORT

1. See Index to Consolidated Financial Statements on page 50 hereof.

2. See Quarterly Results (Unaudited) beginning on page 101 hereof.
10-K Page
3. Financial Statement Schedule:

For the years ended December 31, 2014, 2013, and 2012:

II - Valuation and Qualifying Accounts (Consolidated)	S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	112

4. See Exhibit Index beginning on page 107 hereof.

EXHIBIT INDEX

S-K Item 601 No.		Document

3.1	—	Certificate of Incorporation of OII Group, Inc., dated as of March 10, 1987 (filed as Exhibit 3.95 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).
3.2	—

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

Indenture, dated as of September 15, 2010, by and among OI European Group B.V.; the guarantors party thereto; Deutsche Trustee Company Limited as trustee; Deutsche Bank AG, London Branch as principal paying agent and transfer agent; and Deutsche Bank Luxembourg S.A. as the registrar, Luxembourg paying agent and transfer agent, including the form of the Senior Notes (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated September 10, 2010, File No. 33-13061, and incorporated herein by reference).

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

4.14	—

Indenture dated as of December 3, 2014, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 2022 Senior Notes and the form of 2025 Senior Notes

(filed as exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated December 3, 2014, File No. 33-13061, and incorporated herein by reference).
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

10.21*	—

Second Amended and Restated Owens-Illinois, Inc. 2005 Incentive Award Plan (filed as Appendix B to Owens-Illinois, Inc.’s Definitive Proxy Statement on Schedule 14A filed March 31, 2014, File No. 1-9576, and incorporated herein by reference).

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

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)             Financial statements of Owens-Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2014 and 2013, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012.

2)             Financial statements of Owens-Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2014 and 2013, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio

February 10, 2015

CONSOLIDATED RESULTS OF OPERATIONS

Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2014	2013	2012

Net sales	$6,784	$6,967	$7,000
Cost of goods sold	(5,523)	(5,621)	(5,615)
Gross profit	1,261	1,346	1,385

Selling and administrative expense	(412)	(429)	(482)
Research, development and engineering expense	(63)	(62)	(62)
Equity earnings	64	67	64
Interest expense, net	(210)	(210)	(219)
Other expense, net	(138)	(123)	(93)

Earnings from continuing operations before income taxes	502	589	593
Provision for income taxes	(93)	(120)	(114)

Earnings from continuing operations	409	469	479
Loss from discontinued operations	(4)	(10)	(5)

Net earnings	405	459	474
Net earnings attributable to noncontrolling interests	(28)	(13)	(34)
Net earnings attributable to the Company	$377	$446	$440

Amounts attributable to the Company:
Earnings from continuing operations	$381	$456	$445
Loss from discontinued operations	(4)	(10)	(5)
Net earnings	$377	$446	$440

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Packaging, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions
Years ended December 31,	2014	2013	2012

Net earnings	$405	$459	$474
Other comprehensive income (loss):
Foreign currency translation adjustments	(305)	(232)	(26)
Pension and other postretirement benefit adjustments, net of tax	112	35	(184)
Change in fair value of derivative instruments	1	2	5
Other comprehensive income (loss)	(192)	(195)	(205)
Total comprehensive income	213	264	269
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(42)
Comprehensive income attributable to the Company	$206	$257	$227

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Owens-Brockway Packaging, Inc.

Dollars in millions
December 31,	2014	2013

Assets
Current assets:
Cash, including time deposits of $103 ($61 in 2013)	$483	$356
Receivables	737	942
Inventories	1,035	1,117
Prepaid expenses	62	100
Total current assets	2,317	2,515
Other assets:
Equity investments	427	315
Pension assets	22	22
Other assets	621	702
Goodwill	1,893	2,059
Total other assets	2,963	3,098
Property, plant and equipment:
Land, at cost	221	249
Buildings and equipment, at cost:
Buildings and building equipment	1,055	1,153
Factory machinery and equipment	4,296	4,646
Transportation, office and miscellaneous equipment	85	100
Construction in progress	160	212
Less accumulated depreciation	3,405	3,763
Net property, plant and equipment	2,412	2,597
Total assets	$7,692	$8,210

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Owens-Brockway Packaging, Inc.  (continued)

Dollars in millions
December 31,	2014	2013

Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable including amount to related parties of $7 ($1 in 2013)	$1,128	$1,132
Salaries and wages	135	155
U.S. and foreign income taxes	43	40
Short-term loans	127	306
Other accrued liabilities	322	381
Long-term debt due within one year	361	15

Total current liabilities	2,116	2,029

External long-term debt	2,711	2,983

Deferred taxes	133	232

Pension benefits	230	304

Nonpension postretirement benefits	78	86

Other liabilities	207	261

Share owners’ equity:
Investment by and advances from Parent	2,408	2,305
Accumulated other comprehensive income (loss)	(308)	(137)
Total share owner’s equity of the Company	2,100	2,168
Noncontrolling interests	117	147
Total share owners’ equity	2,217	2,315

Total liabilities and share owners’ equity	$7,692	$8,210

CONSOLIDATED SHARE OWNERS’ EQUITY

Owens-Brockway Packaging, Inc.

	Share Owner’s Equity of the Company
Dollars in millions	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity
Balance on January 1, 2012	1,957	265	153	2,375
Net intercompany transactions	(255)			(255)
Net earnings	440		34	474
Other comprehensive income (loss)		(213)	8	(205)
Contribution from noncontrolling interests			3	3
Distributions to noncontrolling interests			(24)	(24)
Balance on December 31, 2012	2,142	52	174	2,368
Net intercompany transactions	(283)			(283)
Net earnings	446		13	459
Other comprehensive loss		(189)	(6)	(195)
Contribution from noncontrolling interests			5	5
Distributions to noncontrolling interests			(22)	(22)
Deconsolidation of subsidiary			(17)	(17)
Balance on December 31, 2013	2,305	(137)	147	2,315
Net intercompany transactions	(274)			(274)
Net earnings	377		28	405
Other comprehensive loss		(171)	(21)	(192)
Distributions to noncontrolling interests			(37)	(37)
Balance on December 31, 2014	$2,408	$(308)	$117	$2,217

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS

Owens-Brockway Packaging, Inc.

Dollars in millions
Years ended December 31,	2014	2013	2012
Operating activities:
Net earnings	$405	$459	$474
Loss from discontinued operations	4	10	5
Non-cash charges (credits):
Depreciation	331	345	374
Amortization of intangibles and other deferred items	75	40	27
Amortization of finance fees and debt discount	20	32	33
Deferred tax benefit	(18)	(3)	(3)
Restructuring, asset impairment and related charges	76	119	159
Non-income tax charge	69
Gain on China land compensation			(61)
Other	(91)	36	(58)
Cash paid for restructuring activities	(58)	(78)	(65)
Change in non-current assets and liabilities	(25)	(134)	(54)
Change in components of working capital	158	124	(9)
Cash provided by continuing operating activities	946	950	822
Cash utilized in discontinued operating activities	(4)	(10)	(5)
Total cash provided by operating activities	942	940	817
Investing activities:
Additions to property, plant and equipment	(369)	(360)	(290)
Acquisitions, net of cash acquired	(113)	(4)	(5)
Net cash proceeds related to sale of assets and other	16	10	95
Net activity for non-controlling partner loans	9	(16)	(21)
Deconsolidation of subsidiary		(32)
Cash utilized in investing activities	(457)	(402)	(221)
Financing activities:
Additions to long-term debt	1,226	768	119
Repayments of long-term debt	(1,100)	(1,040)	(401)
Increase (decrease) in short-term loans	(139)	8	(38)
Net receipts from (distribution to) parent	(274)	(283)	(255)
Net foreign exchange derivative activity	(2)	(24)	27
Payment of finance fees	(11)	(7)	(1)
Contribution from noncontrolling interests		5	3
Distributions to noncontrolling interests	(37)	(22)	(24)
Cash utilized in financing activities	(337)	(595)	(570)
Effect of exchange rate fluctuations on cash	(21)	(7)	16
Increase (decrease) in cash	127	(64)	42
Cash at beginning of year	356	420	378
Cash at end of year	$483	$356	$420

See accompanying Notes to Consolidated Financial Statements.

Owens-Brockway Packaging Inc.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular data dollars in millions

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

Derivative Instruments  The Company uses forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from short-term forward exchange contracts not designated as hedges are classified as a financing activity.  Cash flows of commodity forward contracts are classified as operating activities.

Fair Value Measurements   Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular data dollars in millions

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

New Accounting Standards   In May 2014, the Financial Accounting Standards Board issued a new standards update “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard will become effective for the Company on January 1, 2017. Early application is not permitted.  The Company is evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2014	2013	2012
Net sales:
Europe	$2,794	$2,787	$2,717
North America	2,003	2,002	1,966
South America	1,159	1,186	1,252
Asia Pacific	793	966	1,028

Reportable segment totals	6,749	6,941	6,963
Other	35	26	37
Net sales	$6,784	$6,967	$7,000

	2014	2013	2012
Segment operating profit:
Europe	$353	$305	$307
North America	240	307	288
South America	227	204	227
Asia Pacific	88	131	113
Reportable segment totals	908	947	935

Items excluded from segment operating profit:
Other	(1)	(29)	(25)
Restructuring, asset impairment and other charges	(91)	(119)	(159)
Non-income tax charge	(69)
Pension Settlement charges	(35)
Gain on China land compensation			61
Interest expense, net	(210)	(210)	(219)
Earnings (loss) from continuing operations before income taxes	$502	$589	$593

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tabular data dollars in millions

					Reportable
		North	South	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets:
2014	$3,224	$1,963	$1,300	$1,018	$7,505	$187	$7,692
2013	3,509	1,986	1,467	1,150	8,112	98	8,210
2012	3,362	1,986	1,655	1,349	8,352	106	8,458
Equity investments:
2014	$81	$24	$—	$153	$258	$169	$427
2013	84	25		155	264	51	315
2012	63	25		165	253	41	294
Equity earnings:
2014	$19	$17	$—	$4	$40	$24	$64
2013	17	16		10	43	24	67
2012	15	16		5	36	28	64
Capital expenditures:
2014	$188	$89	$55	$34	$366	$3	$369
2013	130	100	80	36	346	14	360
2012	87	68	75	49	279	11	290
Depreciation and amortization expense:
2014	$140	$131	$79	$53	$403	$3	$406
2013	139	110	72	62	383	2	385
2012	150	107	70	70	397	4	401

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2014	$678	$1,734	$2,412
2013	651	1,946	2,597
2012	624	2,106	2,730

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2014	$1,852	$4,932	$6,784
2013	1,809	5,158	6,967
2012	1,780	5,220	7,000

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2014 — 11%, 2013 — 11%, 2012 — 11%).

3.  Receivables

Receivables consist of the following at December 31, 2014 and 2013:

	2014	2013

Trade accounts receivable	$584	$757
Less: allowances for doubtful accounts and discounts	33	38
Net trade receivables	551	719
Other receivables	186	223

	$737	$942

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2014 and 2013, the amount of receivables sold by the Company was $276 million and $192 million, respectively. Any continuing involvement with the sold receivables is immaterial.

4.  Inventories

Major classes of inventory are as follows:

	2014	2013
Finished goods	$884	$958
Raw materials	110	113
Operating supplies	41	46
	$1,035	$1,117

5.  Equity Investments

At December 31, 2014 the Company’s ownership percentage in equity associates include:

Affiliates	O-I Ownership Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA (“VeMe”)	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Speciality glass manufacturer

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

During the fourth quarter of 2014, the Company entered into a joint venture agreement with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico. The Company has determined the accounting for the investment and returns as an equity joint venture.

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

Summarized information pertaining to the Company’s equity associates follows:

	2014	2013	2012
Equity in earnings:
Non-U.S.	$23	$27	$20
U.S.	41	40	44
Total	$64	$67	$64

Dividends received	$54	$67	$50

Summarized combined financial information for equity associates is as follows (unaudited):

	2014	2013
At end of year:
Current assets	$479	$419
Non-current assets	718	528
Total assets	1,197	947
Current liabilities	217	224
Other liabilities and deferred items	191	193
Total liabilities and deferred items	408	417
Net assets	$789	$530

	2014	2013	2012
For the year:

Net sales	$752	$699	$658

Gross profit	$198	$185	$191

Net earnings	$150	$149	$143

The Company purchased approximately $188 million and $133 million from equity affiliates in 2014 and 2013, respectively, and owed approximately $79 million and $42 million to equity affiliates as of December 31, 2014 and 2013, respectively.

There is a difference of approximately $9 million as of December 31, 2014 between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

		North	South
	Europe	America	America	Other	Total
Balance as of January 1, 2012	983	740	354	5	2,082
Translation effects	23	3	(29)		(3)
Balance as of December 31, 2012	1,006	743	325	5	2,079
Translation effects	38	(9)	(49)		(20)
Balance as of December 31, 2013	1,044	734	276	5	2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	$926	$723	$239	$5	$1,893

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2014, 2013 and 2012.

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

During the fourth quarter of 2014, the Company completed its annual impairment testing and determined that no impairment existed.

7.  Other Assets

Other assets consist of the following at December 31, 2014 and 2013:

	2014	2013

Deferred tax assets	$203	$235
Deferred returnable packaging costs	126	124
Repair part inventories	107	116
Non-income tax receivable	58	70
Capitalized software	37	39
Deferred finance fees	20	32
Intangibles	18	23
Other	52	63
	$621	$702

Owens-Brockway Packaging, Inc.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2014 and 2013, the Company had entered into commodity forward contracts covering approximately 450,000 MM BTUs and 5,400,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2014 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of less than $1 million at December 31, 2014 and an unrecognized gain of $1 million at December 31, 2013 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2014 and 2013 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

			Amount of Gain (Loss) reclassified from
Amount of Gain (Loss) recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2014	2013	2012	2014	2013	2012

$3	$1	$(3)	$2	$(1)	$(8)

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Foreign Exchange Derivative Contracts not Designated as Hedging Instruments

The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables, payables and loans, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At December 31, 2014 and 2013, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $524 million and $550 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2014	2013	2012

Other expense	$(8)	$(28)	$6

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2014 and 2013:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Fair Value
	Balance Sheet Location	2014	2013
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	10	3

Total asset derivatives		$10	$4

Liability Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	7

Total liability derivatives		$4	$7

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

European Asset Optimization

Since 2011, the Company has implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involves making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $1 million in 2014, $16 million in 2013 and $86 million in 2012 for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $73 million, $49 million and $47 million for the years ended 2014, 2013 and 2012, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2014 of $2 million for employee costs related to global headcount reduction initiatives. In 2013, there were charges of $16 million for employee costs related to the closure of flat glass operations in South America, $13 million for employee costs related to global headcount reduction initiatives, and $3 million for miscellaneous other costs.  In 2012, the Company recorded charges of $13 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	53	6	62	121
2013 charges	16	49	32	97
Write-down of assets to net realizable value	(3)	(11)	(2)	(16)
Net cash paid, principally severance and related benefits	(37)	(16)	(25)	(78)
Pension charges transferred to other accounts		(6)		(6)
Other, including foreign exchange translation	1	(2)	(5)	(6)
Balance at December 31, 2013	30	20	62	112
2014 charges	1	73	2	76
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(12)	(20)	(26)	(58)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(8)	(4)	(19)
Balance at December 31, 2014	$12	$12	$34	$58

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2014, the Company’s estimates include approximately $28 million for severance and related benefits costs, $26 million for environmental remediation costs, and $4 million for other exit costs.

10.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for a substantial number of employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $19 million in 2014, $48 million in 2013 and $20 million in 2012.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.   Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $17 million in 2014, $13 million in 2013 and $14 million in 2012.

The Company also has defined benefit pension plans covering a substantial number of employees in several non U.S. jurisdictions.

Owens-Brockway Packaging, Inc.

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

The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2014	2013

Obligations at beginning of year	$1,866	$1,911

Change in benefit obligations:
Service cost	23	33
Interest cost	69	72
Actuarial (gain) loss, including the effect of change in discount rates	131	(5)
Curtailment and plan amendment	(567)	(52)
Participant contributions	5	7
Benefit payments	(91)	(101)
Foreign currency translation	(125)	1

Net change in benefit obligations	(555)	(45)

Obligations at end of year	$1,311	$1,866

The changes in the fair value of the non-U.S. pension plans’ assets for the year were as follows:

	2014	2013

Fair value at beginning of year	$1,578	$1,527

Change in fair value:
Actual gain on plan assets	188	61
Benefit payments	(91)	(101)
Employer contributions	28	92
Participant contributions	5	7
Settlements	(519)
Foreign currency translation	(94)	(5)
Other	(1)	(3)

Net change in fair value of assets	(484)	51

Fair value at end of year	$1,094	$1,578

The funded status of the non-U.S. pension plans at year end was as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013

Plan assets at fair value	$1,094	$1,578
Projected benefit obligations	1,311	1,866

Plan assets less than projected benefit obligations	(217)	(288)

Items not yet recognized in pension expense:
Actuarial loss	347	488
Prior service credit		(25)

	347	463

Net amount recognized	$130	$175

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013

Pension assets	$22	$22
Current pension liability, included with
Other accrued liabilities	(9)	(6)
Pension benefits	(230)	(304)
Accumulated other comprehensive loss	347	463

Net amount recognized	$130	$175

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2014 and 2013 as follows (amounts are pretax):

	2014	2013
Current year actuarial loss	$(23)	$28
Amortization of actuarial loss	(20)	(28)
Amortization of prior service credit	2	1
Curtailment and plan amendment	22	(52)
Settlement	(64)	(6)

	(83)	(57)
Translation	(32)	(5)
	$(115)	$(62)

The accumulated benefit obligation for all defined benefit pension plans was $1,234 million and $1,790 million at December 31, 2014 and 2013, respectively.

The components of the non-U.S. pension plans’ net pension expense were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012
Service cost	$23	$33	$26
Interest cost	69	72	77
Expected asset return	(86)	(91)	(87)
Amortization:
Actuarial loss	18	28	22
Prior service credit		(1)
Net amortization	18	27	22
Net expense	$24	$41	$38

On October 1, 2014 the Company settled the liability associated with its pension plan in the Netherlands. The non-U.S. pension expense excludes $3 million, $6 million and $11 million of pension settlement costs that were recorded in restructuring expense in 2014, 2013, and 2012 respectively.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2015:

Amortization:
Actuarial loss	$16
Prior service cost

Net amortization	$16

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation		Accumulated Benefit Obligation
	Exceeds Fair Value		Exceeds Fair Value
	of Plan Assets		of Plan Assets
	2014	2013	2014	2013

Projected benefit obligations	$1,049	$1,588	$1,049	$1,588
Accumulated benefit obligation	1,023	1,537	1,023	1,537
Fair value of plan assets	810	1,278	810	1,278

The weighted average assumptions used to determine benefit obligations were as follows:

	2014	2013
Discount rate	3.58%	4.14%
Rate of compensation increase	2.89%	3.31%

The weighted average assumptions used to determine net periodic pension costs were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012

Discount rate	4.14%	3.89%	4.75%
Rate of compensation increase	3.31%	3.08%	3.23%
Expected long-term rate of return on assets	7.23%	6.34%	6.24%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2014, the Company’s weighted average expected long-term rate of return on assets was 7.23% for the non-U.S. plans.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2013), which was in line with the expected long-term rate of return assumption for 2014.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2013 and 2012:

	2014			2013			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$14	$—	$—	$39	$6	$—
Equity securities	343	200		387	210		45-55%
Debt securities	364	119	2	752	116	2	40-50%
Real estate		30	3		28	6	0-10%
Other		19		13	19		0-10%
Total assets at fair value	$721	$368	$5	$1,191	$379	$8

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013
Beginning balance	$8	$18
Net increase (decrease)	(3)	(10)
Ending balance	$5	$8

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2014.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non-U.S. defined benefit pension plans of approximately $20 million in 2015.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)

2015	$61
2016	63
2017	63
2018	65
2019	68
2020 - 2024	373

Postretirement Benefits Other Than Pensions

OI Inc. provides retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees. Benefits provided by the Company for hourly retirees are determined by collective bargaining.  Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined.  As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $1 million, $3 million, and $6 million at December 31, 2014, 2013, and 2012, respectively.

The Company also has postretirement benefit plans covering substantially all employees in Canada.  The following tables relate to the Company’s postretirement benefit plans in Canada.

The changes in the postretirement benefit obligations for the year were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013

Obligations at beginning of year	$90	$102
Change in benefit obligations:
Service cost	1	1
Interest cost	4	4
Actuarial (gain) loss, including the effect of changing discount rates	(2)	(7)
Benefit payments	(3)	(4)
Foreign currency translation	(7)	(6)
Other	(2)
Net change in benefit obligations	(9)	(12)

Obligations at end of year	$81	$90

The funded status of the postretirement benefit plans at year end was as follows:

	2014	2013
Postretirement benefit obligations	$(81)	$(90)

Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(3)	(2)
Net amount recognized	$(84)	$(92)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3)	$(4)
Nonpension postretirement benefits	(78)	(86)
Accumulated other comprehensive loss	(3)	(2)
Net amount recognized	$(84)	$(92)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2014 and 2013 as follows (amounts are pretax):

	2014	2013
Current year actuarial (gain) loss	$(1)	$(7)

The components of the net postretirement benefit cost for the year were as follows:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012
Service cost	$1	$1	$1
Interest cost	4	4	4
Net postretirement benefit cost	$5	$5	$5

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2014	2013	2012
Accumulated post retirement benefit obligation	3.75%	4.47%	3.89%
Net postretirement benefit cost	4.47%	3.89%	4.13%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2014	2013
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

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

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Year(s)
2015	$3
2016	3
2017	3
2018	3
2019	3
2020 - 2024	18

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2014, 2013 and 2012.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

11.  Income Taxes

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2014	2013	2012

U.S.	$231	$340	$297
Non-U.S.	271	249	296

	$502	$589	$593

Discontinued operations	2014	2013	2012

U.S.	$—	$—	$—
Non-U.S.	(4)	(10)	(5)

	$(4)	$(10)	$(5)

The provision (benefit) for income taxes consists of the following:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012

Current:
U.S.	$8	$7	$—
Non-U.S.	103	116	117

	111	123	117

Deferred:
U.S.			10
Non-U.S.	(18)	(3)	(13)

	(18)	(3)	(3)

Total:
U.S.	8	7	10
Non-U.S.	85	113	104

Total	$93	$120	$114

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2014	2013
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$177	$206

Increase (decrease) in provision for income taxes due to:

Differences in income taxes on foreign earnings, losses and remittances	(19)	(29)
Goodwill impairment
U.S. tax consolidation benefit	(47)	(51)
Changes in valuation allowance	(12)	(1)
Tax audits and settlements	2	1
Other items	(8)	(6)
Provision for income taxes	$93	$120

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Accrued postretirement benefits	$21	$23
Foreign tax credit	376	356
Operating and capital loss carryovers	334	350
Other credit carryovers	12	29
Accrued liabilities	67	70
Pension liability	29	47
Other	49	60
Total deferred tax assets	888	935

Deferred tax liabilities:
Property, plant and equipment	114	117
Exchangeable notes		10
Intangibles	34	27
Other	41	65

Total deferred tax liabilities	189	219
Valuation allowance	(595)	(651)

Net deferred taxes	$104	$65

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013

Prepaid expenses	$34	$62
Other assets	203	235
Deferred taxes	(133)	(232)

Net deferred taxes	$104	$65

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

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

At December 31, 2014, before valuation allowance, the Company had unused foreign tax credits of $376 million expiring in 2017 through 2024, and research tax credit of $12 million expiring from 2019 to 2034, which will be available to offset future income tax.  Approximately $174 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $160 million expiring between 2014 and 2035.

At December 31, 2014, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.9 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2014, 2013 or 2012.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

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

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2015 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at January 1	$100	$97	$125
Additions and reductions for tax positions of prior years	(13)	(3)	8
Additions based on tax positions related to the current year	10	9	7
Reductions due to the lapse of the applicable statute of limitations	(8)	(2)	(21)
Reductions due to settlements	(1)		(26)
Foreign currency translation	(11)	(1)	4
Balance at December 31	$77	$100	$97

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$70	$92	$89

Accrued interest and penalties at December 31	$29	$35	$33

Interest and penalties included in tax expense for the years ended December 31	$(2)	$1	$(6)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonable possible that the estimated liability could decrease up to $12 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Brazil, Canada, Germany, Indonesia, Italy and Peru. The years under examination range from 2005 through 2012. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2014, the Company concluded income tax audits in several jurisdictions, including Australia, Ecuador, Italy, and Poland.

12.  External Debt

The following table summarizes the external long-term debt of the Company at December 31, 2014 and 2013:

	2014	2013
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A
Term Loan B	405	405
Term Loan C (81 million CAD at December 31, 2014)	70	76
Term Loan D (€85 million at December 31, 2014)	103	117
Senior Notes:
3.00%, Exchangeable, due 2015	18	617
7.375%, due 2016	596	593
6.75%, due 2020 (€500 million)	608	690
4.875%, due 2021 (€330 million)	401	455
5.00%, due 2022	494
5.375%, due 2025	296
Capital Leases	51	25
Other	30	20
Total long-term debt	3,072	2,998
Less amounts due within one year	361	15
Long-term debt	$2,711	$2,983

On May 19, 2011, the Company entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. At December 31, 2014, the Company had unused credit of $804 million available under the Agreement.

The Agreement contains various covenants that restrict, among other things and subject to certain exceptions, the ability of the Company to incur certain liens, make certain investments, become liable under contingent obligations in certain defined instances only, make restricted junior payments, make

Owens-Brockway Packaging, Inc.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum of 4.0x.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2014 was 2.09%. As of December 31, 2014, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022.  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025.  The New Senior Notes which include both the senior notes due 2022 and 2025, were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase in a tender offer $611 million aggregate principal amount of the Company’s 3.00% exchangeable senior notes due June 1, 2015.  Approximately $18 million of the exchangeable senior notes remain outstanding as of December 31, 2014.  As part of the tender offer, the Company recorded $20 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the fourth quarter of 2014.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

During March 2013, the Company issued, in a private placement, senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

During March 2013, the Company discharged, in accordance with the indenture, all €300 million of its 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2014 and 2013 is as follows:

	2014	2013

Balance (included in short-term loans)	$122	$276

Weighted average interest rate	1.41%	1.41%

Annual maturities for all of the Company’s long-term debt through 2019 are as follows:  2015, $361 million; 2016, $882 million; 2017, $2 million; 2018, $3 million; and 2019, $3 million.

Fair values at December 31, 2014, of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value

Senior Notes:
7.375%, due 2016	$600	$106.70	$640
6.75%, due 2020 (€500 million)	608	118.85	723
4.875%, due 2021 (€330 million)	401	110.00	441
5.00%, due 2022	500	101.81	509
5.375%, due 2025	300	101.25	304

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

Owens-Brockway Packaging, Inc.

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

The Company received a non-income tax assessment from a foreign tax authority for approximately $85 million (including penalties and interest).  The Company challenged this assessment, but the tax authority’s position was upheld in court.  The case was heard by a higher court in November 2014, and on February 5, 2015, the Company was informed that the higher court had issued a unfavorable verdict.  The Company strongly disagrees with this ruling, however, there are no further appeals available to the Company.  The unfavorable ruling has resulted in a charge of $69 million. In order to contest the lower court rulings, legal rules required the Company to deposit the amount of the tax assessment, including penalties and interest.  As of December 31, 2014, the Company has made installment payments totaling $76 million and a net refund of approximately $7 million is expected.

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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(1)		$(402)	$52

Change before reclassifications	(226)	1		35	(190)
Amounts reclassified from accumulated other comprehensive income		1	(a)	33 (b)	34
Tax effect				(33)	(33)

Other comprehensive income attributable to the Company	(226)	2		35	(189)

Balance on December 31, 2013	$229	$1		$(367)	$(137)

Change before reclassifications	(284)	3		136	(145)
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	18 (b)	16
Translation effect				(32)	(32)
Tax effect				(10)	(10)

Other comprehensive income attributable to the Company	(284)	1		112	(171)

Balance on December 31, 2014	$(55)	$2		$(255)	$(308)

(a)         Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).

(b)         Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

15.  Other Expense, net

Other expense, net for the year ended December 31, 2014, 2013, and 2012 included the following:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012

Non-income tax charge	$69	$—	$—
Restructuring, asset impairment and related charges	68	97	159
Charge for Argentina impairment		22
Gain on China land compensation			(61)
Foreign currency exchange (gain) loss	(2)	9	8
Other expense (income)	3	(5)	(13)
	$138	$123	$93

In 2014, the Company recorded charges totaling $76 million for restructuring, asset impairment and related charges. These charges include $68 million recorded to other expense and $8 million recorded to cost of goods sold.  See Note 9 for additional information.

16.  Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $61 million in 2014, $53 million in 2013 and $69 million in 2012.  Minimum future rentals under operating leases are as follows:  2015, $52 million; 2016, $44 million; 2017, $39 million; 2018, $33 million; 2019, $23 million; and 2020 and thereafter, $40 million.

17.  Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2014	2013	2012

Decrease (increase) in current assets:
Receivables	$83	$19	$206
Inventories	(27)	(29)	(74)
Prepaid expenses	29	6	(1)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	48	126	(83)
Salaries and wages	12	(5)	19
U.S. and foreign income taxes	13	7	(76)

	$158	$124	$(9)

Interest paid in cash, including note repurchase premiums, aggregated $177 million for 2014, $185 million for 2013 and $223 million for 2012.

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Income taxes paid in cash were as follows:

	2014	2013	2012
U.S.	$—	$—	$—
Non-U.S.	101	128	132
	$101	$128	$132

18.  Discontinued Operations

The loss from discontinued operations of $4 million for the year ended December 31, 2014 represents ongoing costs related to the Venezuela expropriation.

The loss from discontinued operations of $10 million for the year ended December 31, 2013 represents ongoing costs related to the Venezuela expropriation.

The loss from discontinued operations of $2 million for the year ended December 31, 2012 included ongoing costs related to the Venezuelan expropriation.

19. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $281 at December 31, 2014.

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

The following information summarizes the Company’s significant related party transactions:

Owens-Brockway Packaging, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Years ended December 31,
	2014	2013	2012

Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$2	$2	$3
Corporate management fee	75	80	115
Total expenses	$77	$82	$118

The above expenses are recorded in the results of operations as follows:

	Years ended December 31,
	2014	2013	2012

Cost of goods sold	$—	$—	$1
Selling, general and adminstrative expenses	77	82	117
Total expenses	$77	$82	$118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of results of operations, comprehensive income, share owners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Toledo, Ohio

February 10, 2015

CONSOLIDATED RESULTS OF OPERATIONS

Owens-Brockway Glass Container Inc.

Dollars in millions
Years ended December 31,	2014	2013	2012

Net sales	$6,784	$6,967	$7,000
Cost of goods sold	(5,523)	(5,621)	(5,615)
Gross profit	1,261	1,346	1,385

Selling and administrative expense	(412)	(429)	(482)
Research, development and engineering expense	(63)	(62)	(62)
Equity earnings	64	67	64
Interest expense, net	(210)	(210)	(219)
Other expense, net	(138)	(123)	(93)

Earnings from continuing operations before income taxes	502	589	593
Provision for income taxes	(93)	(120)	(114)

Earnings from continuing operations	409	469	479
Loss from discontinued operations	(4)	(10)	(5)

Net earnings	405	459	474
Net earnings attributable to noncontrolling interests	(28)	(13)	(34)

Net earnings attributable to the Company	$377	$446	$440

Amounts attributable to the Company:
Earnings from continuing operations	$381	$456	$445
Loss from discontinued operations	(4)	(10)	(5)
Net earnings	$377	$446	$440

See accompanying Notes to the Consolidated Financial Statements.

Owens-Brockway Glass Container, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions
Years ended December 31,	2014	2013	2012

Net earnings	$405	$459	$474
Other comprehensive income (loss):
Foreign currency translation adjustments	(305)	(232)	(26)
Pension and other postretirement benefit adjustments, net of tax	112	35	(184)
Change in fair value of derivative instruments	1	2	5
Other comprehensive income (loss)	(192)	(195)	(205)
Total comprehensive income	213	264	269
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(42)
Comprehensive income attributable to the Company	$206	$257	$227

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Owens-Brockway Glass Container, Inc.

Dollars in millions
December 31,	2014	2013

Assets
Current assets:
Cash, including time deposits of $103 ($61 in 2013)	$483	$356
Receivables	737	942
Inventories	1,035	1,117
Prepaid expenses	62	100
Total current assets	2,317	2,515
Other assets:
Equity investments	427	315
Pension assets	22	22
Other assets	621	702
Goodwill	1,893	2,059
Total other assets	2,963	3,098
Property, plant and equipment:
Land, at cost	221	249
Buildings and equipment, at cost:
Buildings and building equipment	1,055	1,153
Factory machinery and equipment	4,296	4,646
Transportation, office and miscellaneous equipment	85	100
Construction in progress	160	212
Less accumulated depreciation	3,405	3,763
Net property, plant and equipment	2,412	2,597
Total assets	$7,692	$8,210

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Owens-Brockway Glass Container Inc.  (continued)

Dollars in millions
December 31,	2014	2013

Liabilities and Share Owners’ Equity
Current liabilities:
Accounts payable including amount to related parties of $7 ($1 in 2013)	$1,128	$1,132
Salaries and wages	135	155
U.S. and foreign income taxes	43	40
Short-term loans	127	306
Other accrued liabilities	322	381
Long-term debt due within one year	361	15

Total current liabilities	2,116	2,029

External long-term debt	2,711	2,983

Deferred taxes	133	232

Pension benefits	230	304

Nonpension postretirement benefits	78	86

Other liabilities	207	261

Share owners’ equity:
Investment by and advances from Parent	2,408	2,305
Accumulated other comprehensive income (loss)	(308)	(137)
Total share owner’s equity of the Company	2,100	2,168
Noncontrolling interests	117	147
Total share owners’ equity	2,217	2,315

Total liabilities and share owners’ equity	$7,692	$8,210

CONSOLIDATED SHARE OWNERS’ EQUITY

Owens-Brockway Glass Container Inc.

	Share Owner’s Equity of the Company
Dollars in millions	Investment by and Advances from Parent	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Share Owners’ Equity

Balance on January 1, 2012	1,957	265	153	2,375
Net intercompany transactions	(255)			(255)
Net earnings	440		34	474
Other comprehensive income (loss)		(213)	8	(205)
Contribution from noncontrolling interests			3	3
Distributions to noncontrolling interests			(24)	(24)
Balance on December 31, 2012	2,142	52	174	2,368
Net intercompany transactions	(283)			(283)
Net earnings	446		13	459
Other comprehensive loss		(189)	(6)	(195)
Contribution from noncontrolling interests			5	5
Distributions to noncontrolling interests			(22)	(22)
Deconsolidation of subsidiary			(17)	(17)
Balance on December 31, 2013	2,305	(137)	147	2,315
Net intercompany transactions	(274)			(274)
Net earnings	377		28	405
Other comprehensive loss		(171)	(21)	(192)
Distributions to noncontrolling interests			(37)	(37)
Balance on December 31, 2014	$2,408	$(308)	$117	$2,217

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED CASH FLOWS

Owens-Brockway Glass Container, Inc.

Dollars in millions
Years ended December 31,	2014	2013	2012
Operating activities:
Net earnings	$405	$459	$474
Loss from discontinued operations	4	10	5
Non-cash charges (credits):
Depreciation	331	345	374
Amortization of intangibles and other deferred items	75	40	27
Amortization of finance fees and debt discount	20	32	33
Deferred tax benefit	(18)	(3)	(3)
Restructuring, asset impairment and related charges	76	119	159
Non-income tax charge	69
Gain on China land compensation			(61)
Other	(91)	36	(58)
Cash paid for restructuring activities	(58)	(78)	(65)
Change in non-current assets and liabilities	(25)	(134)	(54)
Change in components of working capital	158	124	(9)
Cash provided by continuing operating activities	946	950	822
Cash utilized in discontinued operating activities	(4)	(10)	(5)
Total cash provided by operating activities	942	940	817
Investing activities:
Additions to property, plant and equipment	(369)	(360)	(290)
Acquisitions, net of cash acquired	(113)	(4)	(5)
Net cash proceeds related to sale of assets and other	16	10	95
Net activity for non-controlling partner loans	9	(16)	(21)
Deconsolidation of subsidiary		(32)
Cash utilized in investing activities	(457)	(402)	(221)
Financing activities:
Additions to long-term debt	1,226	768	119
Repayments of long-term debt	(1,100)	(1,040)	(401)
Increase (decrease) in short-term loans	(139)	8	(38)
Net receipts from (distribution to) parent	(274)	(283)	(255)
Net foreign exchange derivative activity	(2)	(24)	27
Payment of finance fees	(11)	(7)	(1)
Contribution from noncontrolling interests		5	3
Distributions to noncontrolling interests	(37)	(22)	(24)
Cash utilized in financing activities	(337)	(595)	(570)
Effect of exchange rate fluctuations on cash	(21)	(7)	16
Increase (decrease) in cash	127	(64)	42
Cash at beginning of year	356	420	378
Cash at end of year	$483	$356	$420

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

Derivative Instruments  The Company uses forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from short-term forward exchange contracts not designated as hedges are classified as a financing activity.  Cash flows of commodity forward contracts are classified as operating activities.

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

New Accounting Standards   In May 2014, the Financial Accounting Standards Board issued a new standards update “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard will become effective for the Company on January 1, 2017. Early application is not permitted.  The Company is evaluating the effect this standard will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

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

Financial information regarding the Company’s reportable segments is as follows:

	2014	2013	2012
Net sales:
Europe	$2,794	$2,787	$2,717
North America	2,003	2,002	1,966
South America	1,159	1,186	1,252
Asia Pacific	793	966	1,028

Reportable segment totals	6,749	6,941	6,963
Other	35	26	37
Net sales	$6,784	$6,967	$7,000

	2014	2013	2012
Segment operating profit:
Europe	$353	$305	$307
North America	240	307	288
South America	227	204	227
Asia Pacific	88	131	113
Reportable segment totals	908	947	935

Items excluded from segment operating profit:
Other	(1)	(29)	(25)
Restructuring, asset impairment and other charges	(91)	(119)	(159)
Non-income tax charge	(69)
Pension Settlement charges	(35)
Gain on China land compensation			61
Interest expense, net	(210)	(210)	(219)
Earnings (loss) from continuing operations before income taxes	$502	$589	$593

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

					Reportable
		North	South	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals

Total assets:
2014	$3,224	$1,963	$1,300	$1,018	$7,505	$187	$7,692
2013	3,509	1,986	1,467	1,150	8,112	98	8,210
2012	3,362	1,986	1,655	1,349	8,352	106	8,458
Equity investments:
2014	$81	$24	$—	$153	$258	$169	$427
2013	84	25		155	264	51	315
2012	63	25		165	253	41	294
Equity earnings:
2014	$19	$17	$—	$4	$40	$24	$64
2013	17	16		10	43	24	67
2012	15	16		5	36	28	64
Capital expenditures:
2014	$188	$89	$55	$34	$366	$3	$369
2013	130	100	80	36	346	14	360
2012	87	68	75	49	279	11	290
Depreciation and amortization expense:
2014	$140	$131	$79	$53	$403	$3	$406
2013	139	110	72	62	383	2	385
2012	150	107	70	70	397	4	401

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2014	$678	$1,734	$2,412
2013	651	1,946	2,597
2012	624	2,106	2,730

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2014	$1,852	$4,932	$6,784
2013	1,809	5,158	6,967
2012	1,780	5,220	7,000

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2014 — 11%, 2013 — 11%, 2012 — 11%).

3.  Receivables

Receivables consist of the following at December 31, 2014 and 2013:

	2014	2013
Trade accounts receivable	$584	$757
Less: allowances for doubtful accounts and discounts	33	38
Net trade receivables	551	719
Other receivables	186	223

	$737	$942

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2014 and 2013, the amount of receivables sold by the Company was $276 million and $192 million, respectively. Any continuing involvement with the sold receivables is immaterial.

4.  Inventories

Major classes of inventory are as follows:

	2014	2013
Finished goods	$884	$958
Raw materials	110	113
Operating supplies	41	46
	$1,035	$1,117

5.  Equity Investments

At December 31, 2014 the Company’s ownership percentage in equity associates include:

Affiliates	O-I Ownership Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA (“VeMe”)	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Speciality glass manufacturer

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

During the fourth quarter of 2014, the Company entered into a joint venture agreement with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico. The Company has determined the accounting for the investment and returns as an equity joint venture.

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

Summarized information pertaining to the Company’s equity associates follows:

	2014	2013	2012
Equity in earnings:
Non-U.S.	$23	$27	$20
U.S.	41	40	44
Total	$64	$67	$64

Dividends received	$54	$67	$50

Summarized combined financial information for equity associates is as follows (unaudited):

	2014	2013
At end of year:
Current assets	$479	$419
Non-current assets	718	528
Total assets	1,197	947
Current liabilities	217	224
Other liabilities and deferred items	191	193
Total liabilities and deferred items	408	417
Net assets	$789	$530

For the year:	2014	2013	2012
Net sales	$752	$699	$658
Gross profit	$198	$185	$191
Net earnings	$150	$149	$143

The Company purchased approximately $188 million and $133 million from equity affiliates in 2014 and 2013, respectively, and owed approximately $79 million and $42 million to equity affiliates as of December 31, 2014 and 2013, respectively.

There is a difference of approximately $9 million as of December 31, 2014 between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

6.  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

		North	South
	Europe	America	America	Other	Total
Balance as of January 1, 2012	983	740	354	5	2,082
Translation effects	23	3	(29)		(3)
Balance as of December 31, 2012	1,006	743	325	5	2,079
Translation effects	38	(9)	(49)		(20)
Balance as of December 31, 2013	1,044	734	276	5	2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	$926	$723	$239	$5	$1,893

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2014, 2013 and 2012.

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

During the fourth quarter of 2014, the Company completed its annual impairment testing and determined that no impairment existed.

7.  Other Assets

Other assets consist of the following at December 31, 2014 and 2013:

	2014	2013
Deferred tax assets	$203	$235
Deferred returnable packaging costs	126	124
Repair part inventories	107	116
Non-income tax receivable	58	70
Capitalized software	37	39
Deferred finance fees	20	32
Intangibles	18	23
Other	52	63
	$621	$702

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2014 and 2013, the Company had entered into commodity forward contracts covering approximately 450,000 MM BTUs and 5,400,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2014 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of less than $1 million at December 31, 2014 and an unrecognized gain of $1 million at December 31, 2013 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2014 and 2013 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

			Amount of Gain (Loss) reclassified from
Amount of Gain (Loss) recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2014	2013	2012	2014	2013	2012

$3	$1	$(3)	$2	$(1)	$(8)

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Foreign Exchange Derivative Contracts not Designated as Hedging Instruments

The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company may also use forward exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables, payables and loans, not denominated in, or indexed to, their functional currencies. The Company records these short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At December 31, 2014 and 2013, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $524 million and $550 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2014	2013	2012

Other expense	$(8)	$(28)	$6

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2014 and 2013:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Fair Value
	Balance Sheet Location	2014	2013
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$—	$1

Derivatives not designated as hedging instruments:
Foreign exchange contracts	a	10	3

Total asset derivatives		$10	$4

Liability Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange contracts	c	4	7

Total liability derivatives		$4	$7

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

European Asset Optimization

Since 2011, the Company has implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involves making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $1 million in 2014, $16 million in 2013 and $86 million in 2012 for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company expects to execute further actions under this program in phases over the next several years.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $73 million, $49 million and $47 million for the years ended 2014, 2013 and 2012, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2014 of $2 million for employee costs related to global headcount reduction initiatives. In 2013, there were charges of $16 million for employee costs related to the closure of flat glass operations in South America, $13 million for employee costs related to global headcount reduction initiatives, and $3 million for miscellaneous other costs.  In 2012, the Company recorded charges of $13 million for employee costs and asset impairments related to a decision to close a machine manufacturing facility in the U.S., $7 million for employee costs and asset impairments related to a decision to close a mold shop in South America and $15 million for miscellaneous other costs.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	European Asset Optimization	Asia Pacific Restructuring	Other Restructuring Actions	Total Restructuring

Balance at January 1, 2013	53	6	62	121
2013 charges	16	49	32	97
Write-down of assets to net realizable value	(3)	(11)	(2)	(16)
Net cash paid, principally severance and related benefits	(37)	(16)	(25)	(78)
Pension charges transferred to other accounts		(6)		(6)
Other, including foreign exchange translation	1	(2)	(5)	(6)
Balance at December 31, 2013	30	20	62	112
2014 charges	1	73	2	76
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(12)	(20)	(26)	(58)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(8)	(4)	(19)
Balance at December 31, 2014	$12	$12	$34	$58

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2014, the Company’s estimates include approximately $28 million for severance and related benefits costs, $26 million for environmental remediation costs, and $4 million for other exit costs.

10.  Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for a substantial number of employees located in the United States.  Benefits generally are based on compensation for salaried employees and on length of service for hourly employees.  OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.  Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined.  As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc.  Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $19 million in 2014, $48 million in 2013 and $20 million in 2012.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company.  Participation is voluntary and participants’ contributions are based on their compensation.  OI Inc. matches contributions of participants, up to various limits, in substantially all plans.  OI Inc. charges the Company for its share of the match.  The Company’s share of the contributions to these plans amounted to $17 million in 2014, $13 million in 2013 and $14 million in 2012.

The Company also has defined benefit pension plans covering a substantial number of employees in several non-U.S. jurisdictions.

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

The changes in the non-U.S. pension plans benefit obligations for the year were as follows:

	2014	2013

Obligations at beginning of year	$1,866	$1,911

Change in benefit obligations:
Service cost	23	33
Interest cost	69	72
Actuarial (gain) loss, including the effect of change in discount rates	131	(5)
Curtailment and plan amendment	(567)	(52)
Participant contributions	5	7
Benefit payments	(91)	(101)
Foreign currency translation	(125)	1

Net change in benefit obligations	(555)	(45)

Obligations at end of year	$1,311	$1,866

The changes in the fair value of the non-U.S. pension plans’ assets for the year were as follows:

	2014	2013

Fair value at beginning of year	$1,578	$1,527

Change in fair value:
Actual gain on plan assets	188	61
Benefit payments	(91)	(101)
Employer contributions	28	92
Participant contributions	5	7
Settlements	(519)
Foreign currency translation	(94)	(5)
Other	(1)	(3)

Net change in fair value of assets	(484)	51

Fair value at end of year	$1,094	$1,578

The funded status of the non-U.S. pension plans at year end was as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013

Plan assets at fair value	$1,094	$1,578
Projected benefit obligations	1,311	1,866

Plan assets less than projected benefit obligations	(217)	(288)

Items not yet recognized in pension expense:
Actuarial loss	347	488
Prior service credit		(25)

	347	463

Net amount recognized	$130	$175

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013

Pension assets	$22	$22
Current pension liability, included with Other accrued liabilities	(9)	(6)
Pension benefits	(230)	(304)
Accumulated other comprehensive loss	347	463

Net amount recognized	$130	$175

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2014 and 2013 as follows (amounts are pretax):

	2014	2013
Current year actuarial loss	$(23)	$28
Amortization of actuarial loss	(20)	(28)
Amortization of prior service credit	2	1
Curtailment and plan amendment	22	(52)
Settlement	(64)	(6)

	(83)	(57)
Translation	(32)	(5)
	$(115)	$(62)

The accumulated benefit obligation for all defined benefit pension plans was $1,234 million and $1,790 million at December 31, 2014 and 2013, respectively.

The components of the non-U.S. pension plans’ net pension expense were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012
Service cost	$23	$33	$26
Interest cost	69	72	77
Expected asset return	(86)	(91)	(87)
Amortization:
Actuarial loss	18	28	22
Prior service credit		(1)
Net amortization	18	27	22
Net expense	$24	$41	$38

On October 1, 2014 the Company settled the liability associated with its pension plan in the Netherlands.  The non-U.S. pension expense excludes $3 million, $6 million and $11 million of pension settlement costs that were recorded in restructuring expense in 2014, 2013 and 2012, respectively.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2015:

Amortization:
Actuarial loss	$16
Prior service cost

Net amortization	$16

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation		Accumulated Benefit Obligation
	Exceeds Fair Value		Exceeds Fair Value
	of Plan Assets		of Plan Assets
	2014	2013	2014	2013

Projected benefit obligations	$1,049	$1,588	$1,049	$1,588
Accumulated benefit obligation	1,023	1,537	1,023	1,537
Fair value of plan assets	810	1,278	810	1,278

The weighted average assumptions used to determine benefit obligations were as follows:

	2014	2013
Discount rate	3.58%	4.14%
Rate of compensation increase	2.89%	3.31%

The weighted average assumptions used to determine net periodic pension costs were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012

Discount rate	4.14%	3.89%	4.75%
Rate of compensation increase	3.31%	3.08%	3.23%
Expected long-term rate of return on assets	7.23%	6.34%	6.24%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2014, the Company’s weighted average expected long-term rate of return on assets was 7.23% for the non-U.S. plans.  In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2013), which was in line with the expected long-term rate of return assumption for 2014.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2013 and 2012:

	2014			2013			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation

Cash and cash equivalents	$14	$—	$—	$39	$6	$—
Equity securities	343	200		387	210		45-55%
Debt securities	364	119	2	752	116	2	40-50%
Real estate		30	3		28	6	0-10%
Other		19		13	19		0-10%
Total assets at fair value	$721	$368	$5	$1,191	$379	$8

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013
Beginning balance	$8	$18
Net increase (decrease)	(3)	(10)
Ending balance	$5	$8

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2014.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non-U.S. defined benefit pension plans of approximately $20 million in 2015.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)

2015	$61
2016	63
2017	63
2018	65
2019	68
2020 - 2024	373

Postretirement Benefits Other Than Pensions

OI Inc. provides retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees.  Benefits provided by the Company for hourly retirees are determined by collective bargaining.  Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each subsidiary of OI Inc.; however, accumulated postretirement benefit obligation information pertaining to each subsidiary has not been separately determined.  As such, the accumulated postretirement benefit obligation has been retained by another subsidiary of OI Inc.

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $1 million, $3 million, and $6 million at December 31, 2014, 2013, and 2012, respectively.

The Company also has postretirement benefit plans covering substantially all employees in Canada.  The following tables relate to the Company’s postretirement benefit plans in Canada.

The changes in the postretirement benefit obligations for the year were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013

Obligations at beginning of year	$90	$102
Change in benefit obligations:
Service cost	1	1
Interest cost	4	4
Actuarial (gain) loss, including the effect of changing discount rates	(2)	(7)
Benefit payments	(3)	(4)
Foreign currency translation	(7)	(6)
Other	(2)
Net change in benefit obligations	(9)	(12)

Obligations at end of year	$81	$90

The funded status of the postretirement benefit plans at year end was as follows:

	2014	2013
Postretirement benefit obligations	$(81)	$(90)

Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(3)	(2)
Net amount recognized	$(84)	$(92)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3)	$(4)
Nonpension postretirement benefits	(78)	(86)
Accumulated other comprehensive loss	(3)	(2)
Net amount recognized	$(84)	$(92)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2014 and 2013 as follows (amounts are pretax):

	2014	2013
Current year actuarial (gain) loss	$(1)	$(7)

The components of the net postretirement benefit cost for the year were as follows:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012
Service cost	$1	$1	$1
Interest cost	4	4	4
Net postretirement benefit cost	$5	$5	$5

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2014	2013	2012
Accumulated post retirement benefit obligation	3.75%	4.47%	3.89%
Net postretirement benefit cost	4.47%	3.89%	4.13%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2014	2013
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

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

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Year(s)

2015	$3
2016	3
2017	3
2018	3
2019	3
2020 - 2024	18

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2014, 2013 and 2012.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

11.  Income Taxes

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2014	2013	2012

U.S.	$231	$340	$297
Non-U.S.	271	249	296

	$502	$589	$593

Discontinued operations	2014	2013	2012

U.S.	$—	$—	$—
Non-U.S.	(4)	(10)	(5)

	$(4)	$(10)	$(5)

The provision (benefit) for income taxes consists of the following:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012

Current:
U.S.	$8	$7	$—
Non-U.S.	103	116	117

	111	123	117

Deferred:
U.S.			10
Non-U.S.	(18)	(3)	(13)

	(18)	(3)	(3)

Total:
U.S.	8	7	10
Non-U.S.	85	113	104

Total	$93	$120	$114

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2014	2013
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$177	$206

Increase (decrease) in provision for income taxes due to:

Differences in income taxes on foreign earnings, losses and remittances	(19)	(29)
Goodwill impairment
U.S. tax consolidation benefit	(47)	(51)
Changes in valuation allowance	(12)	(1)
Tax audits and settlements	2	1
Other items	(8)	(6)
Provision for income taxes	$93	$120

Deferred income taxes reflect:  (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Accrued postretirement benefits	$21	$23
Foreign tax credit	376	356
Operating and capital loss carryovers	334	350
Other credit carryovers	12	29
Accrued liabilities	67	70
Pension liability	29	47
Other	49	60
Total deferred tax assets	888	935

Deferred tax liabilities:
Property, plant and equipment	114	117
Exchangeable notes		10
Intangibles	34	27
Other	41	65

Total deferred tax liabilities	189	219
Valuation allowance	(595)	(651)

Net deferred taxes	$104	$65

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2014 and 2013 as follows:

	2014	2013

Prepaid expenses	$34	$62
Other assets	203	235
Deferred taxes	(133)	(232)

Net deferred taxes	$104	$65

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

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

At December 31, 2014, before valuation allowance, the Company had unused foreign tax credits of $376 million expiring in 2017 through 2024, and research tax credit of $12 million expiring from 2019 to 2034, which will be available to offset future income tax.  Approximately $174 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $160 million expiring between 2014 and 2035.

At December 31, 2014, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.9 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2014, 2013 or 2012.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

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

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire between 2015 and 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at January 1	$100	$97	$125
Additions and reductions for tax positions of prior years	(13)	(3)	8
Additions based on tax positions related to the current year	10	9	7
Reductions due to the lapse of the applicable statute of limitations	(8)	(2)	(21)
Reductions due to settlements	(1)		(26)
Foreign currency translation	(11)	(1)	4
Balance at December 31	$77	$100	$97

Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$70	$92	$89

Accrued interest and penalties at December 31	$29	$35	$33

Interest and penalties included in tax expense for the years ended December 31	$(2)	$1	$(6)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonable possible that the estimated liability could decrease up to $12 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Brazil, Canada, Germany, Indonesia, Italy and Peru. The years under examination range from 2005 through 2012. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.  During 2014, the Company concluded income tax audits in several jurisdictions, including Australia, Ecuador, Italy, and Poland.

12.  External Debt

The following table summarizes the external long-term debt of the Company at December 31, 2014 and 2013:

	2014	2013
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A
Term Loan B	405	405
Term Loan C (81 million CAD at December 31, 2014)	70	76
Term Loan D (€85 million at December 31, 2014)	103	117
Senior Notes:
3.00%, Exchangeable, due 2015	18	617
7.375%, due 2016	596	593
6.75%, due 2020 (€500 million)	608	690
4.875%, due 2021 (€330 million)	401	455
5.00%, due 2022	494
5.375%, due 2025	296
Capital Leases	51	25
Other	30	20
Total long-term debt	3,072	2,998
Less amounts due within one year	361	15
Long-term debt	$2,711	$2,983

On May 19, 2011, the Company entered into the Secured Credit Agreement (the “Agreement”).  At December 31, 2014, the Agreement included a $900 million revolving credit facility, a $405 million term loan, an 81 million Canadian dollar term loan, and a €85 million term loan, each of which has a final maturity date of May 19, 2016. At December 31, 2014, the Company had unused credit of $804 million available under the Agreement.

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

The Agreement also contains one financial maintenance covenant, a Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by Consolidated Adjusted EBITDA, as defined in the Agreement.  The Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Leverage Ratio to exceed the specified maximum of 4.0x.

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

The Leverage Ratio also determines pricing under the Agreement.  The interest rate on borrowings under the Agreement is, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Agreement.  These rates include a margin linked to the Leverage Ratio.  The margins range from 1.25% to 2.00% for Eurocurrency Rate loans and from 0.25% to 1.00% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.25% to 0.50% per annum linked to the Leverage Ratio.  The weighted average interest rate on borrowings outstanding under the Agreement at December 31, 2014 was 2.09%. As of December 31, 2014, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022.  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025.  The New Senior Notes, which include both the senior notes due in 2022 and 2025, were issued via a private placement and are guaranteed by substantially all of the Company’s domestic subsidiaries.  The net proceeds from the New Senior Notes, after deducting debt issuance costs, totaled approximately $790  million and were used to purchase in a tender offer $611 million aggregate principal amount of the Company’s 3.00% exchangeable senior notes due June 1, 2015.  Approximately $18 million of the exchangeable senior notes remain outstanding as of December 31, 2014.  As part of the tender offer, the Company recorded $20 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the fourth quarter of 2014.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

During March 2013, the Company issued, in a private placement, senior notes with a face value of €330 million due March 31, 2021. The notes bear interest at 4.875% and are guaranteed by substantially all of the Company’s domestic subsidiaries. The net proceeds, after deducting debt issuance costs, totaled approximately $418 million.

During March 2013, the Company discharged, in accordance with the indenture, all €300 million of its 6.875% senior notes due 2017. The Company recorded $11 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees.

The Company has a €215 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2014 and 2013 is as follows:

	2014	2013

Balance (included in short-term loans)	$122	$276

Weighted average interest rate	1.41%	1.41%

Annual maturities for all of the Company’s long-term debt through 2019 are as follows:  2015, $361 million; 2016, $882 million; 2017, $2 million; 2018, $3 million; and 2019, $3 million.

Fair values at December 31, 2014, of the Company’s significant fixed rate debt obligations are as follows:

		Indicated
	Principal	Market	Fair
	Amount	Price	Value

Senior Notes:
7.375%, due 2016	$600	$106.70	$640
6.75%, due 2020 (€500 million)	608	118.85	723
4.875%, due 2021 (€330 million)	401	110.00	441
5.00%, due 2022	500	101.81	509
5.375%, due 2025	300	101.25	304

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

The Company received a non-income tax assessment from a foreign tax authority for approximately $85 million (including penalties and interest).  The Company challenged this assessment, but the tax authority’s position was upheld in court.  The case was heard by a higher court in November 2014, and on February 5, 2015, the Company was informed that the higher court had issued a unfavorable verdict.  The Company strongly disagrees with this ruling, however, there are no further appeals available to the Company.  The unfavorable ruling has resulted in a charge of $69 million. In order to contest the lower court rulings, legal rules required the Company to deposit the amount of the tax assessment, including penalties and interest.  As of December 31, 2014, the Company has made installment payments totaling $76 million and a net refund of approximately $7 million is expected.

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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Net Effect of Exchange Rate Fluctuations	Change in Certain Derivative Instruments		Employee Benefit Plans	Total Accumulated Other Comprehensive Loss

Balance on January 1, 2013	$455	$(1)		$(402)	$52

Change before reclassifications	(226)	1		35	(190)
Amounts reclassified from accumulated other comprehensive income		1	(a)	33 (b)	34
Tax effect				(33)	(33)

Other comprehensive income attributable to the Company	(226)	2		35	(189)

Balance on December 31, 2013	$229	$1		$(367)	$(137)

Change before reclassifications	(284)	3		136	(145)
Amounts reclassified from accumulated other comprehensive income		(2	)(a)	18 (b)	16
Translation effect				(32)	(32)
Tax effect				(10)	(10)

Other comprehensive income attributable to the Company	(284)	1		112	(171)

Balance on December 31, 2014	$(55)	$2		$(255)	$(308)

(a)         Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 8 for additional information).

(b)         Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 10 for additional information).

15.  Other Expense, net

Other expense, net for the year ended December 31, 2014, 2013, and 2012 included the following:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	2014	2013	2012

Non-income tax charge	$69	$—	$—
Restructuring, asset impairment and related charges	68	97	159
Charge for Argentina impairment		22
Gain on China land compensation			(61)
Foreign currency exchange (gain) loss	(2)	9	8
Other expense (income)	3	(5)	(13)
	$138	$123	$93

In 2014, the Company recorded charges totaling $76 million for restructuring, asset impairment and related charges. These charges include $68 million recorded to other expense and $8 million recorded to cost of goods sold.  See Note 9 for additional information.

16.  Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $61 million in 2014, $53 million in 2013 and $69 million in 2012.  Minimum future rentals under operating leases are as follows:  2015, $52 million; 2016, $44 million; 2017, $39 million; 2018, $33 million; 2019, $23 million; and 2020 and thereafter, $40 million.

17.  Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2014	2013	2012

Decrease (increase) in current assets:
Receivables	$83	$19	$206
Inventories	(27)	(29)	(74)
Prepaid expenses	29	6	(1)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	48	126	(83)
Salaries and wages	12	(5)	19
U.S. and foreign income taxes	13	7	(76)

	$158	$124	$(9)

Interest paid in cash, including note repurchase premiums, aggregated $177 million for 2014, $185 million for 2013 and $223 million for 2012.

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

Income taxes paid in cash were as follows:

	2014	2013	2012
U.S.	$—	$—	$—
Non-U.S.	101	128	132
	$101	$128	$132

18.  Discontinued Operations

The loss from discontinued operations of $4 million for the year ended December 31, 2014 represents ongoing costs related to the Venezuela expropriation.

The loss from discontinued operations of $10 million for the year ended December 31, 2013 represents ongoing costs related to the Venezuela expropriation.

The loss from discontinued operations of $2 million for the year ended December 31, 2012 included ongoing costs related to the Venezuelan expropriation.

19. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis.  The fair value of the OI Inc. debt being guaranteed was $281 at December 31, 2014.

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

The following information summarizes the Company’s significant related party transactions:

Owens-Brockway Glass Container Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tabular data dollars in millions

	Years ended December 31,
	2014	2013	2012

Revenues:
Sales to affiliated companies	$—	$—	$—

Expenses:
Administrative services	$2	$2	$3
Corporate management fee	75	80	115
Total expenses	$77	$82	$118

The above expenses are recorded in the results of operations as follows:

	Years ended December 31,
	2014	2013	2012

Cost of goods sold	$—	$—	$1
Selling, general and adminstrative expenses	77	82	117
Total expenses	$77	$82	$118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.

(Registrant)

	By:	/s/ James W. Baehren
James W. Baehren
Attorney-in-fact

Date: February 10, 2015

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

Date: February 10, 2015

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens-Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2014, 2013, and 2012:

PAGE

II — Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2014, 2013, and 2012

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2014	$39	$15	$(12)	$(8)	$34

2013	$41	$11	$(5)	$(8)	$39

2012	$38	$17	$(5)	$(9)	$41

(1)          Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at beginning of period	Charged to income	Charged to other comprehensive income	Foreign currency translation	Other	Balance at end of period

2014	$833	$(10)	$55	$(15)	$21	$884

2013	$1,010	$(14)	$(187)	$(7)	$31	$833

2012	$1,012	$(61)	$(10)	$3	$66	$1,010

S-1