Form 10-K
period 2015-12-31
OWENS-ILLINOIS GROUP INC
filed 2016-02-16
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-13061

OWENS-ILLINOIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1559348 (IRS Employer Identification No.)
One Michael Owens Way, Perrysburg, Ohio (Address of principal executive offices)	43551 (Zip Code)

Registrant’s telephone number, including area code:  (567) 336-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2016 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 12, 2016 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with a partially reduced disclosure format which omits the information otherwise required by Item 10, 11, 12 and 13 as permitted under General Instructions I (2)(c) of Form 10-K.

PART I

ITEM 1. BUSINESS

General Development of Business

Owens‑Illinois Group, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world with 80 glass manufacturing plants in 23 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

Company Strategy

The Company’s strategy is to be the premier rigid packaging producer most admired for its people, performance, customer satisfaction, innovation and shareholder value creation.  To accomplish this strategy, the Company is focused on the following objectives:

•	Establish stability and drive improved performance by acting in line with market dynamics and market trends while unlocking the value in the Company’s operations and commercial activities;
•

Develop integrated solutions that deliver higher performance and grow our business by leveraging the capabilities of the manufacturing, commercial, and supply chain disciplines to reduce costs and inventory while providing solutions that help the Company’s customers build, develop and expand their markets;

•	Create breakthroughs that include truly innovative products for our customers, as well as step change improvements to our cost structure through focused research and development;
•	Integrate the Vitro acquisition to capture the value generated in this business while preserving the high operating standards; and
•	Operate as one enterprise, aligning our organization, processes and talent by creating the right structure, processes and capabilities to drive for performance and meet investor expectations.

Reportable Segments

The Company has four reportable segments based on its geographic locations: Europe, North America, Latin America and Asia Pacific.  In connection with the Company’s acquisition (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia (the “Vitro Business”) on September 1, 2015, the Company has renamed the former South America segment to the Latin America segment.  Information as to sales, earnings from continuing operations before interest income, interest expense, and provision for income taxes and excluding amounts related to certain items that management considers not representative of ongoing operations (“segment operating profit”), and total assets by reportable segment is included in Note 2 to the Consolidated Financial Statements.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser‑Busch InBev, Brown Forman, Carlsberg, Diageo, Heineken, Kirin, MillerCoors, Nestle, PepsiCo, Pernod Ricard, SABMiller, and Saxco International. No customer represents more than 10% of the Company’s consolidated net sales.

The Company sells most of its glass container products directly to customers under annual or multi‑year supply agreements. Multi‑year contracts typically provide for price adjustments based on cost changes. The Company also sells some of its products through distributors. Many customers provide the Company with regular estimates of their product needs, which enables the Company to schedule glass container production to maintain reasonable levels of inventory. Glass container manufacturing facilities are generally located in close proximity to customers.

Markets and Competitive Conditions

The Company’s principal markets for glass container products are in Europe, North America, Latin America and Asia Pacific.

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

North America. The Company has 19 glass container manufacturing plants and one distribution facility in the U.S. and Canada, and also has an interest in a joint venture that manufactures glass containers in the U.S. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self‑manufacture glass containers.

Latin America. The Company has 18 glass manufacturing plants in Latin America, located in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, and Peru. In 2015, the Company’s acquisition of the Vitro Business included six additional plants. In Latin America, the Company maintains a diversified portfolio serving several markets, including beer, non‑alcoholic beverages, spirits, flavored malt beverages, wine, food and pharmaceuticals. The region also has a large infrastructure for returnable/refillable glass containers. The Company competes directly with Verallia in Brazil and Argentina, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.

Asia Pacific. The Company has 8 glass container manufacturing plants in the Asia Pacific region, located in Australia, China, Indonesia and New Zealand. It also has interests in joint venture operations in China, Malaysia and Vietnam. In Asia Pacific, the Company primarily produces glass containers for the beer, wine, food and non‑alcoholic beverage markets. The Company competes directly with Orora Limited in Australia, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region. In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

In addition to competing with other large and well‑established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ball Corporation, Crown Holdings, Inc., Rexam plc, and Silgan Holdings Inc. The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non‑rigid packaging alternatives, including flexible pouches, aseptic cartons and bag‑in‑box containers.

The Company seeks to provide products and services to customers ranging from large multinationals to small local breweries and wineries in a way that creates a competitive advantage for the Company. The Company believes that it is often the glass container partner of choice because of its innovation and branding capabilities, its global footprint and its expertise in manufacturing know‑how and process technology.

Seasonality

Sales of many glass container products such as beer, beverages and food are seasonal. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in Latin America are typically greater in the third and fourth quarters of the year.

Manufacturing

The Company has 80 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

The Company also provides engineering support for its glass manufacturing operations through facilities located in the U.S., Australia, France, Poland, Colombia and Peru.

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

In North America, approximately 97% of the sales volume is represented by customer contracts that contain provisions that pass the commodity price of natural gas to the customer, effectively reducing the North America segment’s exposure to changing natural gas market prices. Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity forward contracts related to its forecasted requirements in North America. The objective of these forward contracts is to reduce potential volatility in cash flows and expense due to changing market prices. The Company continually evaluates the energy markets with respect to its forecasted energy requirements to optimize its use of commodity forward contracts.

In Europe and Asia Pacific, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts typically have terms of one to three years. In Latin America, the Company primarily enters into fixed price contracts for its energy requirements in most of the countries in which it operates and the remaining energy requirements are subject to changing natural gas market prices. These fixed price contracts typically have terms of one to three years, and generally include annual price adjustments for inflation and for certain contracts price adjustments for foreign currency variation.

Technical Assistance License Agreements

The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company’s development activities. In the years 2015, 2014 and 2013, the Company earned $12 million, $13 million and $16 million, respectively, in royalties and net technical assistance revenue.

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities. Expenditures for these activities were $64 million, $63 million and $62 million for 2015, 2014 and 2013, respectively. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light‑weighting and further automation of manufacturing activities. The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio. During 2013, the Company completed the construction of a new research and development facility at this location. This new facility has enabled the Company to expand its research and development capabilities.

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

The Company’s worldwide operations, in addition to other companies within the industry, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean‑up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. The Company strives to abide by and uphold such laws and regulations.

Glass Recycling and Bottle Deposits

The Company is an important contributor to recycling efforts worldwide and is among the largest users of recycled glass containers. If sufficient high‑quality recycled glass were available on a consistent basis, the Company has the technology to make glass containers containing a high proportion of recycled glass. Using recycled glass in the manufacturing process reduces energy costs and impacts the operating life and efficiency of the glass melting furnaces.

In the U.S., Canada, Europe and elsewhere, government authorities have adopted or are considering legal requirements that would mandate certain recycling rates, the use of recycled materials, or limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact legal requirements around guiding customer and end‑consumer packaging choices.

Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws and extended producer responsibility regulations. As of December 31, 2015, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of incentive for consumer returns of glass bottles in their law. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post‑consumer recycled glass for the Company to use in container production.

A number of states and provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit and on‑premise glass recycling. Although there is no clear trend in the direction of these state and provincial laws and proposals, the Company believes that states and provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws, which will impact supplies of recycled glass. As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

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

In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, at the federal, state and provincial levels of government. The U.S. Environmental Protection Agency (“EPA”) regulates emissions of hazardous air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The structure and scope of the EPA’s CO2 regulations are currently the subject of litigation and are expected to be the subject of federal legislative activity. The EPA regulations, if preserved as proposed, could have a significant long‑term impact on the Company’s U.S. operations. The EPA also implemented the Cross‑State Air Pollution Rule, which set stringent emissions limits in many states starting in 2012. The state of California in the U.S. and the province of Quebec in Canada adopted cap‑and‑trade legislation aimed at reducing greenhouse gas emissions starting in 2013.

In Asia Pacific, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008 in Australia. This act established a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. In 2011, the Australian government adopted a carbon pricing mechanism that took effect in 2012, which required certain manufacturers to pay a tax based on their carbon‑equivalent emissions. In July 2014 the carbon pricing mechanism was repealed by the Australian government and replaced by the Emissions Reduction Fund (“ERF”) which comprises an element to credit emissions reductions, a fund to purchase emissions reductions and a safeguard mechanism. The ERF purchases the lowest cost abatement (in the form of Australian carbon credit units) from a wide range of sources, providing an incentive to businesses, households and landowners to proactively reduce their emissions, while the safeguard mechanism (which is effective from July 1, 2016)  ensures that emissions reductions paid for through the crediting and purchasing elements of the ERF are not displaced by significant increases in emissions above business-as-usual levels elsewhere in the economy. An emissions trading scheme has also been in effect in New Zealand since 2008.

In Latin America, the Brazilian government passed a law in 2009 requiring companies to reduce the level of greenhouse gas emissions by the year 2025. In the other Latin American countries, national and local governments are considering proposals that would impose regulations to reduce CO2 emissions.

The Company is unable to predict what environmental legal requirements may be adopted in the future. However, the Company continually monitors its operations in relation to environmental impacts and invests in environmentally friendly and emissions‑reducing projects. As such, the Company has made significant expenditures for environmental improvements at certain of its facilities over the last several years; however, these expenditures did not have a material adverse effect on the Company’s results of operations or cash flows. The Company is unable to predict the impact of future environmental legal requirements on its results of operations or cash flows.

Employees

The Company’s worldwide operations employed approximately 27,000 persons as of December 31, 2015. Approximately 75% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2015, covered approximately 76% of the Company’s union‑affiliated employees in North America, will expire on March 31, 2016. Approximately 85% of employees in Latin America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in Latin America, Australia and New Zealand have varying terms and expiration dates. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, segment operating profit, and assets of the Company’s reportable segments is included in Note 2 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2015, the Company had approximately $5.6 billion of total debt outstanding, an increase from $3.4 billion at December 31, 2014, due to additional debt incurred as a result of the Vitro Acquisition.

The Company’s indebtedness could result in the following consequences:

•	Increased vulnerability to general adverse economic and industry conditions;
•	Increased vulnerability to interest rate increases for the portion of the debt under the secured credit agreement;
•

Require the Company to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, share repurchases, development efforts and other general corporate purposes;

•	Limit flexibility in planning for, or reacting to, changes in the Company’s business and the rigid packaging market;
•	Place the Company at a competitive disadvantage relative to its competitors that have less debt; and
•	Limit, along with the financial and other restrictive covenants in the documents governing indebtedness, among other things, the Company’s ability to borrow additional funds

Ability to Service Debt—To service its indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash and refinance certain indebtedness depends on many factors beyond its control.

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future. The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2015, the Company’s debt subject to variable interest rates represented approximately 46% of total debt.

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

Failure to comply with these or other covenants and restrictions contained in the secured credit agreement, the indentures or agreements governing other indebtedness could result in a default under those agreements, and the debt under those agreements, together with accrued interest, could then be declared immediately due and payable. If a default occurs under the secured credit agreement, the Company could no longer request borrowings under the secured credit agreement, and the lenders could cause all of the outstanding debt obligations under such secured credit agreement to become due and payable, which would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. A default under the secured credit agreement, indentures or agreements governing other indebtedness could also lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross‑default provisions.

Cash Used to Satisfy Other Obligations – A portion of the Company’s cash flow will be used to make payments to OI Inc. to satisfy certain debt and litigation-related obligations, including settlement of asbestos-related claims.

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos and related expenses and to pay other ordinary-course obligations. OI Inc. relies wholly on distributions the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of $10 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $138 million, $148 million, and $158 million for the years ended December 31, 2015, 2014, and 2013, respectively. In the fourth quarter of 2015,  OI Inc. recorded a charge of $225 million to cover its estimated indemnity payments and legal fees arising from outstanding asbestos personal injury lawsuits and claims and asbestos personal injury lawsuits and claims expected to be filed in the next four years.

As a result of the magnitude of OI Inc.’s obligations for asbestos-related lawsuits and its dependence on the Company’s cash flows, the Company expects that a substantial portion of its cash flow will be used to make payments to OI Inc. to enable it to satisfy these obligations. These payments will reduce the cash flow available to the Company for other purposes. For additional information regarding OI Inc.’s asbestos-related lawsuits, claims and payments, see Note 12 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates—The Company is subject to the effects of fluctuations in foreign currency exchange rates, which could adversely impact the Company’s financial results.

The Company’s reporting currency is the U.S. dollar. A significant portion of the Company’s net sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the Euro, Brazilian real, Colombian peso, Mexican peso and Australian dollar. In its consolidated financial statements, the Company remeasures transactions denominated in a currency other than the functional currency of the reporting entity (e.g. soda ash purchases) and translates local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, the reported revenues and earnings of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. This could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

International Operations—The Company is subject to risks associated with operating in foreign countries.

The Company operates manufacturing and other facilities throughout the world. Net sales from non‑U.S. operations totaled approximately $4.2 billion, representing approximately 69% of the Company’s net sales for the year ended December 31, 2015. As a result of its non‑U.S. operations, the Company is subject to risks associated with operating in foreign countries, including:

•	Political, social and economic instability;
•	War, civil disturbance or acts of terrorism;
•	Taking of property by nationalization or expropriation without fair compensation;
•	Changes in governmental policies and regulations;
•	Devaluations and fluctuations in currency exchange rates;
•	Imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;
•	Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
•	Hyperinflation in certain foreign countries;
•	Impositions or increase of investment and other restrictions or requirements by foreign governments;
•	Loss or non‑renewal of treaties or other agreements with foreign tax authorities;
•	Changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non‑U.S. earnings or operations; and
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

Competition—The Company faces intense competition from other glass container producers, as well as from makers of alternative forms of packaging. Competitive pressures could adversely affect the Company’s financial health.

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers. The Company also competes with manufacturers of non‑rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of certain end‑use markets, including juice customers. The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing and functional attributes of the container. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging. The adverse effects of consumer purchasing decisions may be more significant in periods of economic downturn and may lead to longer term reductions in consumer spending on glass packaged products.

Pressures from competitors and producers of alternative forms of packaging have resulted in excess capacity in certain countries in the past and have led to capacity adjustments and significant pricing pressures in the rigid packaging market.

Lower Demand Levels—Changes in consumer preferences may have a material adverse effect on the Company’s financial results.

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

High Energy Costs—Higher energy costs worldwide and interrupted power supplies may have a material adverse effect on operations.

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

Global Economic Environment—The global credit, financial and economic environment could have a material adverse effect on operations and financial condition.

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

Business Integration Risks—The Company may not be able to effectively integrate additional businesses it has acquired or will acquire in the future.

The Company’s ability to realize the anticipated benefits of the Vitro Acquisition will depend, to a large extent, on its ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time‑consuming process and there can be no assurance that the Company will be able to successfully integrate the Vitro Business into its business, or if such integration is successfully accomplished, that such integration will not be more costly or take longer than presently contemplated. Integration of the Vitro Acquisition may include various risks and uncertainties, including the factors discussed in the paragraph below. If the Company cannot successfully integrate and manage the Vitro Business within a reasonable time following the Vitro Acquisition, the Company may not be able to realize the potential and anticipated benefits of the Vitro Acquisition, which could have a material adverse effect on the Company’s share price, business, cash flows, results of operations and financial position.

The Company may also consider other strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations. The Company evaluates opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

•

The inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are located in diverse geographic regions) and achieve expected synergies;

•	The potential disruption of existing business and diversion of management’s attention from day‑to‑day operations;
•	The inability to maintain uniform standards, controls, procedures and policies;
•	The need or obligation to divest portions of the acquired companies;
•	The potential impairment of relationships with customers;
•	The potential failure to identify material problems and liabilities during due diligence review of acquisition targets;
•	The potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and
•	The challenges associated with operating in new geographic regions.

In addition, the Company cannot make assurances that the integration and consolidation of newly acquired businesses will achieve any anticipated cost savings and operating synergies.

Customer Consolidation—The continuing consolidation of the Company’s customer base may intensify pricing pressures and have a material adverse effect on operations.

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

Operational Disruptions—Profitability could be affected by unanticipated operational disruptions.

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

Seasonality—Profitability could be affected by varied seasonal demands.

Due principally to the seasonal nature of the consumption of beer and other beverages, for which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in Latin America are typically greater in the third and fourth quarters of the year. Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company’s containers.

Raw Materials—Profitability could be affected by the availability of raw materials.

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

Environmental Risks—The Company is subject to various environmental legal requirements and may be subject to new legal requirements in the future. These requirements may have a material adverse effect on operations.

The Company’s operations and properties are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean‑up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. Such legal requirements frequently change and vary among jurisdictions. The Company’s operations and properties must comply with these legal requirements. These requirements may have a material adverse effect on operations.

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

Taxes—Potential tax law changes could adversely affect net income and cash flow.

The Company is subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions. In particular, potential tax law changes in the U.S. regarding the treatment of the Company’s unrepatriated non‑U.S. earnings could have a material adverse effect on net income and cash flow. In addition, the Company’s products are subject to import and excise duties and/or sales or value‑added taxes in many jurisdictions in which it operates. Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

Labor Relations—Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2015, covered approximately 75% of the Company’s employees in North America. The principal collective bargaining agreement, which at December 31, 2015 covered approximately 76% of the Company’s union‑affiliated employees in North America, will expire on March 31, 2016. Approximately 85% of employees in Latin America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in Latin America, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce. In addition, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

Key Management and Personnel Retention—Failure to retain key management and personnel could have a material adverse effect on operations.

The Company believes that its future success depends, in part, on its experienced management team and certain key personnel. The loss of certain key management and personnel could limit the Company’s ability to implement its business plans and meet its objectives.

Joint Ventures—Failure by joint venture partners to observe their obligations could have a material adverse effect on operations.

A portion of the Company’s operations is conducted through joint ventures, including joint ventures in the Europe, North America, Asia Pacific segments and in retained corporate costs and other. If the Company’s joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans, which could have a material adverse effect on the Company’s financial condition and results of operations.

Cybersecurity and Information Technology—Security threats and the failure or disruption of the integrity of the Company’s information technology, or those of third parties with which it does business, could have a material adverse effect on its business and the results of operations.

The Company relies on information technology to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. As with all large systems, the Company’s information technology systems could fail on their own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers or other security issues. The Company’s disaster recovery programs and other preventative measures may be unable to prevent the failure or disruption of the Company’s information technology systems, which could result in transaction errors, loss of customers, business disruptions, or loss of or damage to intellectual property and could have a material adverse effect on operations.

As cyberattacks on various organizations have increased, the Company’s information technology systems may be subject to increased security issues. The Company has measures in place to prevent and detect global security threats, but may be unable to prevent certain security breaches. This may result in the loss of customers and business opportunities, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. Failure or disruption of these systems, or the back‑up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

Accounting Estimates—The Company’s financial results are based upon estimates and assumptions that may differ from actual results.

In preparing the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made due to certain information used in the preparation of the Company’s financial statements which is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. The Company believes that accounting for long‑lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses, which could have a material adverse effect on the Company’s financial condition and results of operations.

Accounting Standards—The adoption of new accounting standards or interpretations could adversely impact the Company’s financial results.

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

Goodwill—A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

Goodwill at December 31, 2015 totaled $2.5 billion. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non‑cash charge against results of operations to write down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $17 million, $28 million and $96 million to its defined benefit pension plans in 2015, 2014 and 2013, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2015 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

North American Operations
United States
Atlanta, GA	Portland, OR
Auburn, NY	Streator, IL
Brockway, PA	Toano, VA
Crenshaw, PA	Tracy, CA
Danville, VA	Waco, TX
Kalama, WA	Windsor, CO
Lapel, IN	Winston‑Salem, NC
Los Angeles, CA	Zanesville, OH
Muskogee, OK

Canada
Brampton, Ontario	Montreal, Quebec

Asia Pacific Operations
Australia
Adelaide	Melbourne
Brisbane	Sydney

China
Tianjin	Zhaoqing

Indonesia
Jakarta

New Zealand
Auckland

European Operations
Czech Republic
Dubi	Nove Sedlo

Estonia
Jarvakandi

France
Beziers	Vayres
Gironcourt	Veauche
Labegude	Vergeze
Puy‑Guillaume	Wingles
Reims

Germany
Bernsdorf	Rinteln
Holzminden

Hungary
Oroshaza

Italy
Asti	Origgio
Aprilia	Ottaviano
Bari	San Gemini
Marsala	San Polo
Mezzocorona	Villotta

The Netherlands
Leerdam	Schiedam
Maastricht

Poland
Jaroslaw	Poznan

Spain
Barcelona	Sevilla

United Kingdom
Alloa	Harlow

Latin American Operations
Argentina
Rosario
Bolivia
Cochabamba

Brazil
Recife	Vitoria de Santo Antao (glass container
Rio de Janeiro (glass container	and tableware)
and tableware)
Sao Paulo

Colombia
Buga (tableware)	Soacha
Envigado	Zipaquira

Ecuador
Guayaquil

Mexico
Guadalajara	Queretaro
Los Reyes	Toluca
Monterrey

Peru
Callao	Lurin(1)

Other Operations
Engineering Support Centers
Brockway, Pennsylvania	Lurin, Peru
Cali, Colombia	Perrysburg, Ohio
Hawthorn, Australia	Villeurbanne, France
Jaroslaw, Poland

Shared Service Centers
Medellin, Colombia	Perrysburg, Ohio
Monterrey, Mexico	Poznan, Poland(1)

Distribution Center
Laredo, TX(1)

Corporate Facilities

Hawthorn, Australia(1)	Perrysburg, Ohio(1)
Miami, Florida(1)	Vufflens‑la‑Ville, Switzerland(1)

(1)	This facility is leased in whole or in part.

The Company believes that its facilities are well maintained and currently adequate for its planned production requirements over the next three to five years.

ITEM 3. LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 12 to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHARE OWNER

  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the outstanding common stock of the Company (its only class of equity securities) is owned by its parent company, Owens-Illinois, Inc. The common stock is not traded on any stock exchange. All of the Company’s issued and outstanding equity securities are owned by a single holder, and there is not an established public trading market for its common stock. The Company has never paid a cash dividend on its common stock.

The Company presently intends to retain future earnings, if any, for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2015. The financial data for each of the five years in the period ended December 31, 2015 was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in millions)
Consolidated operating results(a):
Net sales	$6,156	$6,784	$6,967	$7,000	$7,358
Cost of goods sold (b)	(5,046)	(5,531)	(5,636)	(5,626)	(5,969)
Gross profit	1,110	1,253	1,331	1,374	1,389
Selling and administrative, research, development and engineering (b)	(476)	(586)	(568)	(617)	(627)
Other expense, net (b)	(99)	(84)	(54)	(35)	(690)
Earnings before interest expense and items below	535	583	709	722	72
Interest expense, net (b)	(251)	(230)	(229)	(239)	(303)
Earnings (loss) from continuing operations before income taxes	284	353	480	483	(231)
Provision for income taxes (b)	(106)	(92)	(120)	(108)	(85)
Earnings (loss) from continuing operations	178	261	360	375	(316)
Gain (loss) from discontinued operations	(4)	(23)	(18)	(2)	1
Net earnings (loss)	174	238	342	373	(315)
Net earnings attributable to noncontrolling interests	(23)	(28)	(13)	(34)	(20)
Net earnings (loss) attributable to the Company	$151	$210	$329	$339	$(335)

	Years ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$323	$335	$350	$378	$405
Amortization of intangibles	86	83	47	34	17
Amortization of deferred finance fees (included in interest expense)	15	30	32	33	32
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$342	$186	$446	$641	$663
Total assets	9,421	7,843	8,393	8,567	8,935
Total debt	5,573	3,445	3,541	3,742	3,993
Share owners’ equity	1,096	1,710	2,051	1,516	1,512
Free cash flow (c)	$348	$477	$497	$455	$390

(a)	Amounts for 2011 have been adjusted to reflect the retrospective application of a change in the method of valuing U.S. inventories to average cost from last‑in, first‑out.
(b)	Note that the items below relate to items management considers not representative of ongoing operations.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Cost of goods sold
Restructuring, asset impairment and related charges	$—	$8	$—	$—	$—
Pension settlement charges		50
Acquisition-related fair value inventory adjustments	22
Selling and administrative, research, development and engineering
Pension settlement charges		15
Other expense, net
Restructuring, asset impairment and other charges	75	78	119	168	112
Non-income tax charge		69
Equity earnings related charges	5	5
Gain related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government				(61)
Write-down of goodwill in the Asia Pacific segment					641
Acquisition-related fair value intangible adjustments	10
Strategic transaction costs	23
Interest expense, net
Note repurchase premiums and additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt	42	20	11		25
Provision for income taxes
Tax expense (benefit) recorded for certain tax adjustments	8	(8)		(14)	(15)
Net tax (benefit) expense for income tax on items above	(15)	(34)	(14)	(8)	(18)
Net earnings attributable to noncontrolling interest
Net impact of noncontrolling interests on items above			(13)	12	(5)
	$170	$203	$103	$97	$740
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

Years ended December 31,	2015	2014	2013	2012	2011
Cash provided by continuing operating activities	$750	$846	$858	$745	$675
Additions to property, plant and equipment	(402)	(369)	(361)	(290)	(285)
Free cash flow	$348	$477	$497	$455	$390

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the Vitro Acquisition on September 1, 2015 (see Note 18 to the Consolidated Financial Statements), the Company has renamed the former South America segment to the Latin America segment.  This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of ongoing operations as well as certain retained corporate costs. The segment data presented below is prepared in accordance with general accounting principles for segment reporting. The line titled “reportable segment totals”, however, is a non‑GAAP measure when presented outside of the financial statement footnotes. Management has included reportable segment totals below to facilitate the discussion and analysis of financial condition and results of operations. The Company’s management uses segment operating profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2015	2014	2013
Net sales:
Europe	$2,324	$2,794	$2,787
North America	2,039	2,003	2,002
Latin America	1,064	1,159	1,186
Asia Pacific	671	793	966
Reportable segment totals	6,098	6,749	6,941
Other	58	35	26
Net sales	$6,156	$6,784	$6,967

	2015	2014	2013
Segment operating profit:
Europe	$209	$353	$305
North America	265	240	307
Latin America	183	227	204
Asia Pacific	83	88	131
Reportable segment totals	740	908	947
Items excluded from segment operating profit:
Retained corporate costs and other	(70)	(100)	(119)
Restructuring, asset impairment and other charges	(80)	(91)	(119)
Strategic transaction costs	(23)
Acquisition-related fair value inventory adjustments	(22)
Acquisition-related fair value intangible adjustments	(10)
Pension settlement charges		(65)
Non-income tax charge		(69)
Interest expense, net	(251)	(230)	(229)
Earnings from continuing operations before income taxes	284	353	480
Provision for income taxes	(106)	(92)	(120)
Earnings from continuing operations	178	261	360
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	174	238	342
Net earnings attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	151	210	329

Net earnings from continuing operations attributable to the Company	$155	$233	$347

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2015 with 2014

2015 Highlights

•	The unfavorable effect of foreign currency exchange rates reduced net sales by 13% and segment operating profit by 16% in 2015 compared to the prior year
•	Acquired the food and beverage glass container business of Vitro, S.A.B. de C.V. for $2.297 billion
•

Entered into a new senior secured credit facility that matures in April 2020. To finance the Vitro Acquisition, this facility was then amended to borrow an incremental $1.25 billion.  The Company also issued $1 billion of senior notes due 2023 and 2025.

•	Repaid the senior notes due 2016

Net sales decreased by $628 million compared to the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates. Net sales for 2015 included approximately $258 million from the acquired Vitro Business.

Segment operating profit for reportable segments decreased by $168 million compared to the prior year. The decrease was largely attributable to the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation and lower operational performance in Europe. Segment operating profit for 2015 included approximately $46 million from the acquired Vitro Business.

Net interest expense in 2015 increased $21 million compared to 2014. The increase was due to higher note repurchase premiums and the write‑off of finance fees related to debt that was repaid during 2015 prior to its maturity. Exclusive of these items, net interest expense decreased $1 million in the current year primarily due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar, partially offset by an increase in net interest expense as a result of higher debt due to the Vitro Acquisition.

For 2015, the Company recorded earnings from continuing operations attributable to the Company of $155 million, compared with earnings of $233 million for 2014. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $170 million in 2015 and $203 million in 2014.

Results of Operations—Comparison of 2015 with 2014

Net Sales

The Company’s net sales in 2015 were $6,156 million compared with $6,784 million in 2014, a decrease of $628 million. Unfavorable foreign currency exchange rates, primarily due to a weaker Brazilian real, Colombian peso, Euro, Canadian dollar and Australian dollar in relation to the U.S. dollar, impacted sales by $881 million in 2015 compared to 2014. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 3% in 2015 compared to 2014. The Vitro Acquisition resulted in approximately $258 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments in 2015 were comparable to 2014. On a global basis, sales volumes of wine, spirits, food and non-alcoholic beverages all grew year-on-year. While sales volumes in the beer category declined by approximately 1%, driven by a decline in mainstream beer, shipments into craft and premium beer customers continued to expand. However, an unfavorable sales mix resulted in $47 million of lower net sales in 2015. Net sales also benefited from slightly higher selling prices in 2015.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2014		$6,749
Price	$19
Sales volume (excluding acquisitions)	(47)
Effects of changing foreign currency rates	(881)
Vitro Acquisition	258
Total effect on net sales		(651)
Net sales— 2015		$6,098

Europe:  Net sales in Europe in 2015 were $2,324 million compared with $2,794 in 2014, an decrease of $470 million, or 17%. The primary reason for the decline in net sales in the region in 2015 was a $445 million impact due to foreign currency exchange rates, as the Euro weakened in relation to the U.S. dollar. Glass container shipments in 2015 increased slightly compared to the prior year and this increased net sales by $9 million. Selling prices decreased in Europe due to competitive pressures and resulted in a $34 million decrease in net sales in 2015. This trend in lower prices is expected to continue into the first quarter of 2016.

North America:  Net sales in North America in 2015 were $2,039 million compared with $2,003 million in 2014, an increase of $36 million, or 2%. Net sales from the acquired Vitro food and beverage business in the United States increased the region’s net sales by $80 million in 2015. Total glass container shipments in the region were up 3% in 2015 compared to 2014. Excluding the impact of the Vitro Acquisition in the region, glass container shipments were up slightly in 2015, however, an unfavorable sales mix resulted in $4 million of lower sales. Lower selling prices decreased net sales by $14 million in 2015 due, in part, to the Company’s contractual pass through provisions of lower natural gas costs. Unfavorable foreign currency exchange rate changes decreased net sales by $26 million, as the Canadian dollar weakened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in 2015 were $1,064 million compared with $1,159 million in 2014, a decrease of $95 million, or 8%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $293 million in 2015 compared to 2014, principally due to a decline in the Brazilian real and the Colombian peso in relation to the U.S. dollar. Net sales from the acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by approximately $178 million in 2015. Total glass container shipments were up approximately 18% in 2015. Excluding the impact of the Vitro Acquisition in the region, glass container shipments were down nearly 4% in 2015. This decline impacted net sales by approximately $45 million and was primarily due to a general economic slowdown in Brazil, which is expected to continue into 2016. Improved pricing in the current year benefited net sales by $65 million.

Asia Pacific:  Net sales in Asia Pacific in 2015 were $671 million compared with $793 million for 2014, a decrease of $122 million, or 15%. The unfavorable effects of foreign currency exchange rate changes decreased net sales $117 million in 2015 compared to 2014, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar. Glass container shipments were down 3% compared to the prior year, largely due to the planned plant closures in China in 2014. This resulted in $7 million of lower sales in 2015. Higher prices increased net sales by $2 million in the current year.

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

Segment operating profit of reportable segments in 2015 was $740 million compared to $908 million in 2014, a decrease of $168 million, or 19%. The decrease in segment operating profit was primarily due to unfavorable foreign currency exchange rates. In addition, cost inflation and lower operational performance in Europe increased operating costs in the current year. Segment operating profit for 2015 included approximately $46 million from the acquired Vitro Businesses.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$908
Price	$19
Sales volume (excluding acquisitions)	(8)
Operating costs	(84)
Effects of changing foreign currency rates	(141)
Vitro Acquisition	46
Total net effect on segment operating profit		(168)
Segment operating profit - 2015		$740

Europe:  Segment operating profit in Europe in 2015 was $209 million compared with $353 million in 2014, a decrease of $144 million, or 41%. The unfavorable effects of foreign currency exchange rates in 2015 decreased segment operating profit by $63 million compared to the prior year. The region also had higher operating costs and lower production volumes in 2015 due to a higher level of furnace rebuild activity and lower productivity. In addition, the region did not receive an energy credit from a local government entity in 2015 as it had in the prior year. Together, this activity contributed to a $49 million increase to operating expenses in Europe in 2015 compared to 2014. Lower selling prices impacted segment operating profit by $34 million due to competitive activity, primarily in Southern Europe, while slightly higher sales volumes benefited segment operating profit by $2 million in 2015.

North America:  Segment operating profit in North America in 2015 was $265 million compared with $240 million in 2014, an increase of $25 million, or 10%. Segment operating profit from the acquired Vitro food and beverage glass container distribution business in the region contributed $4 million in 2015. Segment operating profit also benefited from lower operating costs of $38 million in the current year, which were driven by lower energy, supply chain and logistics costs. As a result of the lower energy costs and the Company’s contractual pass through provisions, selling prices were $14 million lower in 2015 compared to 2014. Also, the unfavorable effects of the weakening of the Canadian dollar in relation to the U.S. dollar decreased segment operating profit by $3 million.

Latin America:  Segment operating profit in Latin America in 2015 was $183 million compared with $227 million in 2014, a decrease of $44 million, or 19%. The unfavorable effects of foreign currency rate changes decreased segment operating profit by $58 million in the current year. Segment operating profit from the acquired Vitro food and beverage business increased the region’s operating profit by $42 million in 2015.  Excluding the impact of the Vitro Acquisition, the decline in sales volume discussed above reduced segment operating profit by $12 million. Segment operating profit was also impacted by $75 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil. In addition, approximately $6 million of non-strategic asset sales, which benefited 2014, did not reoccur in 2015. Higher selling prices increased segment operating profit by $65 million in 2015.

Asia Pacific:  Segment operating profit in Asia Pacific in 2015 was $83 million compared with $88 million in 2014, a decrease of $5 million, or 6%. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $17 million. Despite the decline in sales volume discussed above, a favorable sales mix resulted in a $2 million increase to segment operating profit. Segment operating profit also benefited as operating costs decreased by $8 million in the current year driven by footprint savings from prior year capacity reductions in the region and the favorable impact of an insurance recovery. Higher selling prices increased segment operating profit by $2 million in the current year.

Interest Expense, net

Net interest expense in 2015 was $251 million compared with $230 million in 2014. The increase was due to higher note repurchase premiums and the write‑off of finance fees related to refinancing activities in 2015. Exclusive of these items, net interest expense decreased $1 million in the current year primarily due to debt management activities and the weaker Euro exchange rate in relation to the U.S. dollar, partially offset by an increase in net interest expense as a result of higher debt due to the Vitro Acquisition.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2015 was 37.3%, compared with 26.1% for 2014. The effective tax rate for 2015 was impacted by several charges that management considered not representative of ongoing operations, primarily charges for note repurchase premiums and the write-off of finance fees, for which no tax benefit was recorded due to the Company’s valuation allowance recorded in the U.S. The effective tax rate for 2014 was impacted by a non‑income tax charge, which was not deductible for income tax purposes.

Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2015 was approximately 25%, compared with approximately 22% for 2014. The 2015 effective tax rate was higher due to the geographic mix of earnings and timing issues associated with the establishment of the legal structure for the acquired operations in Mexico, the latter of which was resolved by year end 2015.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2015 was $23 million compared to $28 million for 2014. The decrease in 2015 was largely attributable to the unfavorable effect of changes in foreign currency exchange rates.

Earnings (loss) from Continuing Operations Attributable to the Company

For 2015, the Company recorded earnings from continuing operations attributable to the Company of $155 million compared with earnings of $233 million for 2014.

The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2015 and 2014 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2015	2014
Restructuring, asset impairment and other charges	$(69)	$(67)
Note repurchase premiums and write-off of finance fees	(42)	(20)
Strategic transaction costs	(26)
Acquisition-related fair value inventory adjustments	(16)
Acquisition-related fair value intangible adjustments	(9)
Tax benefit (charge) for certain tax adjustments	(8)	8
Non-income tax charge		(69)
Pension settlement charges		(55)
Total	$(170)	$(203)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2015 were reduced due to foreign currency effects compared to 2014.

This trend has continued into 2016 as a result of a strengthening U.S. dollar. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Executive Overview—Comparison of 2014 with 2013

2014 Highlights

•	Segment operating profit decreased due to higher operating costs, partially offset by higher selling prices and the benefits from the European asset optimization program
•	Entered into a joint venture in Mexico and a long-term supply agreement with Constellation Brands, Inc. to supply glass containers for their beer business
•	Issued $800 million of senior notes due 2022 and 2025 and repurchased $611 million of exchangeable senior notes
•	Strong cash generation improves leverage ratio

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

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2013		$6,941
Price	$73
Sales volume	(112)
Effects of changing foreign currency rates	(153)
Total effect on net sales		(192)
Net sales— 2014		$6,749

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

Latin America: Net sales in Latin America in 2014 were $1,159 million compared with $1,186 million in 2013, a decrease of $27 million, or 2%.  The unfavorable effects of foreign currency exchange rate changes decreased net sales $96 million in 2014 compared to 2013, principally due to a decline in the Brazilian real and the Colombian peso in relation to the U.S. dollar.  Net sales increased by $14 million in 2014 driven by a 4% increase in glass container shipments, partially offset by a change in sales mix.  Volume growth was particularly strong in the beer category in 2014 and was evident in most of the countries where the Company operates in the region.  Improved pricing in the current year benefited net sales by $55 million.

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

Latin America: Segment operating profit in Latin America in 2014 was $227 million compared with $204 million in 2013, an increase of $23 million, or 11%.  Higher selling prices increased segment operating profit in 2014 by $55 million.  The increase in sales volume discussed above increased segment operating profit by $13 million.  Several non-strategic asset sales also benefited segment operating profit by $6 million in the current year.  Operating costs were $45 million higher in 2014, primarily driven by cost inflation, and partially offset by higher productivity in the region.  The unfavorable effects of foreign currency exchange rate changes decreased segment operating profit by $6 million in the current year.

Asia Pacific: Segment operating profit in Asia Pacific in 2014 was $88 million compared with $131 million in 2013, a decrease of $43 million, or 33%.  Operating costs increased by $28 million in the current year and were driven by lower production volumes and cost inflation.  The decline in sales volume discussed above decreased segment operating profit by $25 million.  The unfavorable effects of foreign currency exchange rates decreased segment profit by $2 million.  Higher selling prices increased segment profit by $12 million in the current year

Interest Expense, net

Net interest expense in 2014 was $230 million compared with $229 million in 2013.  Interest expense for 2014 included $20 million for note repurchase premiums and the write-off of finance fees related to the tender offer to purchase all of its outstanding 3.00% Exchangeable Senior Notes due 2015 (the “2015 Exchangeable Notes”).  Net interest expense for 2013 included $14 million for note repurchase premiums and the write-off of finance fees related to the discharge of the €300 million Senior Notes due 2017 (the “2017 Senior Notes”) and related to the repurchase of a portion of the 2015 Exchangeable Notes. Exclusive of these items, net interest expense decreased $5 million in the current year primarily due to debt reduction initiatives and lower interest rates.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2014 was 26.1%, compared with 25.0% for 2013. Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2014 was 22.4%, compared with 21.9% for 2013.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2014 was $28 million compared to $13 million for 2013.  The increase in 2014 was primarily due to the nonoccurrence of the impacts from restructuring and asset impairment charges in 2013 at the Company’s less than wholly-owned facilities in Latin America and Asia Pacific, as well as higher earnings in the Company’s less than wholly-owned subsidiaries in Latin America in 2014.

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

	Net Earnings
	Increase (Decrease)
Description	2014	2013
Non-income tax charge	$(69)	$—
Restructuring, asset impairment and other charges	(67)	(92)
Note repurchase premiums and write-off of finance fees	(20)	(11)
Pension settlement charges	(55)	—
Tax benefit for certain tax adjustments	8	—
Total	$(203)	$(103)

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2015 were $70 million compared with $100 million for 2014. Retained corporate costs and other declined in 2015 compared to 2014 due to lower pension expense, lower management incentive compensation expense and the favorable impact from currency hedges.

Retained corporate costs and other for 2014 were $100 million compared with $119 million for 2013. Retained corporate costs and other declined in 2014 compared to 2013 due to lower pension expense.

Restructuring, Asset Impairment and Other Charges

During 2015, the Company recorded charges totaling $80 million for restructuring, asset impairment and other charges. These charges reflect $63 million of completed furnace closures, primarily in the North America and Latin America regions and other charges of $17 million.

During 2014, the Company recorded charges totaling $91 million for restructuring, asset impairment and other charges. These charges reflect $76 million of completed and planned furnace closures in Europe and Asia Pacific and other charges of $15 million.

During 2013, the Company recorded charges totaling $119 million for restructuring, asset impairment and related charges. These charges reflect completed and planned plant and furnace closures in Europe, Latin America and Asia Pacific, as well as global headcount reduction initiatives. These charges also include an asset impairment charge related to the Company’s operations in Argentina, primarily due to macroeconomic issues in that country.

See Note 8 to the Consolidated Financial Statements for additional information.

Acquisition-related Fair Value Adjustments and Strategic Transaction Costs

During 2015, the Company recorded charges of $22 million for acquisition-related fair value inventory adjustments related to the Vitro Acquisition.  These charges were due to the accounting rules requiring inventory purchased in a business combination to be marked up to fair value and then recorded as an increase to cost of goods sold as the inventory is sold.  During 2015, the Company also recorded charges of $10 million for acquisition-related fair value intangible asset adjustments related to trademark assets with short-term lives acquired as part of the Vitro Acquisition.

During 2015, the Company recorded charges of $23 million for strategic transaction costs related to the Vitro Acquisition.

Non‑income tax charge

In 2014, the Company recorded a $69 million charge based on a ruling on a non‑income tax assessment.

Pension Settlement Charges

During 2014, the Company recorded charges totaling $65 million for pension settlements in the United States and the Netherlands.

See Note 9 to the Consolidated Financial Statements for additional information.

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

The loss from discontinued operations of $4 million for the year ended December 31, 2015 relates to ongoing costs for the Venezuelan expropriation. The loss from discontinued operations of $23 million for the year ended December 31, 2014 included a settlement of a dispute with the purchaser of a previously disposed business, as well as ongoing costs related to the Venezuela expropriation.

Acquisition of Vitro, S.A.B. de C.V.’s Food and Beverage Glass Container Business

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country, manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from its recently completed senior notes offering, cash on hand and the incremental term loan facilities (see Note 11 to the Consolidated Financial Statements).

Capital Resources and Liquidity

As of December 31, 2015, the Company had cash and total debt of $399 million and $5.6 billion, respectively, compared to $512 million and $3.4 billion, respectively, as of December 31, 2014. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non‑U.S. locations as of December 31, 2015 was $393 million.

Current and Long‑Term Debt

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016. The Company recorded $42 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in 2015.

In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 19 to the Consolidated Financial Statements), the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the “incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

At December 31, 2015, the Agreement, as amended by Amendment No. 2 and the Incremental Amendment (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,546 million net of debt issuance costs), and a €279 million term loan A facility ($301 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($563 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At December 31, 2015, the Company had unused credit of $872 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2015 was 2.37%.

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

The Amended Agreement also contains one financial maintenance covenant, a Total Leverage Ratio, that requires the Company as of the last day of a fiscal quarter not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement.  The maximum Total Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters commencing on and following the consummation of certain qualifying acquisitions as defined in the Amended Agreement.  In connection with the Vitro Acquisition on September 1, 2015, the Company elected to increase such maximum Total Leverage Ratio to 4.5x for the four fiscal quarters ending June 30, 2016. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum.

On February 3, 2016, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Amended Agreement, which provided for an increase in the maximum Total Leverage Ratio for purposes of the financial covenant in the Amended Agreement to 5.0x for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 4.50x for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and stepping back down to 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter ending thereafter. At December 31, 2015, the Company’s Total Leverage Ratio was 4.0x, which was below the 4.5x specified maximum level at that date. The Company expects its Total Leverage Ratio to increase in the first three quarters of 2016, yet remain below the amended levels stated above, due to seasonal working capital requirements.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement as amended by Amendment No. 4.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement as amended by Amendment No. 4 and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2015, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement as amended by Amendment No. 4 will not be adversely affected by the covenants and restrictions.

The interest rates on borrowings under the Amended Agreement are, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Amended Agreement, plus an applicable margin.  The applicable margin for the term loan A facility and the revolving credit facility is linked to the Company’s Total Leverage

Ratio and ranges from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans. In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Total Leverage Ratio. The applicable margin for the term loan B facility is 2.75% for Eurocurrency Rate loans and 1.75% for Base Rate loans. The incremental term loan B facility is subject to a LIBOR floor of 0.75%.

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

The Company has a €185 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines. Information related to the Company’s accounts receivable securitization program as of December 31, 2015 and 2014 is as follows:

	2015	2014
Balance (included in short-term loans)	$158	$122
Weighted average interest rate	1.21%	1.41%

Cash Flows

Free cash flow was $348 million for 2015 compared to $477 million for 2014. The Company defines free cash flow as cash provided by continuing operating activities less additions to property, plant and equipment. Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP. The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance. Free cash flow for the years ended December 31, 2015 and 2014 is calculated as follows (dollars in millions):

	2015	2014
Cash provided by continuing operating activities	$750	$846
Additions to property, plant and equipment	(402)	(369)
Free cash flow	$348	$477

Operating activities:  Cash provided by continuing operating activities was $750 million for 2015 compared to $846 million for 2014. The decrease in cash provided by continuing operating activities in 2015 was primarily due to lower earnings. Lower working capital benefited cash provided by continuing operating activities by $88 million in 2015 compared to 2014, primarily due to an increase in accounts payable.

Lower year-over-year pension contributions and cash paid for restructuring activities also benefited cash provided by continuing operating activities in 2015 compared to 2014. In addition, the Company experienced a $71 million year-over-year decline in cash paid for non-current assets and liabilities in 2015 compared to 2014. This decrease was primarily due to less cash paid for returnable packaging and installment payments related to a non-income tax assessment that was resolved with a foreign tax authority in 2015.

Investing activities:  Cash utilized in investing activities was $2,748 million for 2015 compared to $455 million for 2014. Capital spending for property, plant and equipment during 2015 was $402 million, compared with $369 million in the prior year, reflecting higher spending for the construction of a new furnace in Mexico.

Investing activities in 2015 also included $2,351 million paid for acquisitions, primarily related to the Vitro Acquisition. Investing activities in 2014 included $114 million paid for acquisitions, primarily related to the Company’s investment in a joint venture with Constellation Brands, Inc. (NYSE: STZ) (“Constellation”) to operate and expand a glass container plant in Nava, Mexico. To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant from one furnace to four over the next three years. The Company contributed an additional $20 million to this joint venture in 2015 and expects to contribute approximately $140 million through 2017 for the joint venture’s future expansion plans.

Financing activities:  Cash provided by financing activities was $1,919 million for 2015 compared to $218 million of cash utilized for 2014. Financing activities in 2015 included additions to long-term debt of $4,538 million, primarily related to the borrowings for the Vitro Acquisition and the refinancing of the Company’s Senior Secured Credit Facility. Financing activities in 2015 also included the repayment of long-term debt of $2,321, which includes the repayment of the Previous Agreement and the repayment of the senior notes due in 2016. Borrowings under short-term loans increased by $51 million in 2015. The Company paid approximately $90 million in note repurchase premiums and finance fees in 2015 compared to $11 million in 2014.

The Company paid $22 million and $37 million in distributions to noncontrolling interests in 2015 and 2014, respectively. In addition, the Company’s distributions to parent resulted in a $62 million year-over-year increase in 2015 compared to 2014.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short‑term (twelve months) and long‑term basis. Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims will not have a material adverse effect upon the Company’s liquidity on a short‑term or long‑term basis.

Contractual Obligations and Off‑Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2015 (dollars in millions).

	Payments due by period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Contractual cash obligations:
Long-term debt	$5,351	$57	$432	$2,189	$2,673
Capital lease obligations	62	11	12	13	26
Operating leases	405	82	151	130	42
Interest (1)	1,442	237	468	362	375
Purchase obligations (2)	2,038	643	777	140	478
Pension benefit plan contributions (3)	25	25
Postretirement benefit plan benefit payments (1)	104	11	22	22	49
Equity affiliate investment obligation (4)	140	80	60
Total contractual cash obligations	$9,567	$1,146	$1,922	$2,856	$3,643

	Payments due by period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Other commercial commitments:
Standby letters of credit	$28	$28	$—	$—	$—
Total commercial commitments	$28	$28	$—	$—	$—

(1)	Amounts based on rates and assumptions at December 31, 2015.
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

(3)

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $25 million in 2016. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

(4)

In 2014, the Company entered into a joint venture agreement with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico. To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant from one furnace to four over the next three years. The Company expects to contribute approximately $140 million for the joint venture’s expansion plans through 2017.

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

The Company believes that accounting for property, plant and equipment, impairment of long‑lived assets, pension benefit plans and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Property, Plant and Equipment

The net carrying amount of property, plant and equipment (“PP&E”) at December 31, 2015 totaled $3 billion, representing 31% of total assets. Depreciation expense during 2015 totaled $323 million, representing approximately 6% of total costs of goods sold. Given the significance of PP&E and associated depreciation to the Company’s consolidated financial statements, the determinations of an asset’s cost basis and its economic useful life are considered to be critical accounting estimates.

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

Estimated Useful Life—PP&E is generally depreciated using the straight‑line method, which deducts equal amounts of the cost of each asset from earnings each period over its estimated economic useful life. Economic useful life is the duration of time an asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: wear and tear, product and process obsolescence, technical standards, and changes in market demand.

The estimated economic useful life of an asset is monitored to determine its appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear, or changes in customers’ requirements may result in a shorter estimated useful life than originally anticipated. In these cases, the Company depreciates the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life decreases depreciation expense per year on a prospective basis. Changes in economic useful life assumptions did not have a material impact on the Company’s reported results in 2015, 2014 or 2013.

Impairment of Long‑Lived Assets

Property, Plant and Equipment—The Company tests for impairment of PP&E whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. PP&E held for use in the Company’s business is grouped for impairment testing at the lowest level for which cash flows can reasonably be identified, typically a segment or a component of a segment. The Company evaluates the recoverability of PP&E  based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. PP&E held for sale is reported at the lower of carrying amount or fair value less cost to sell.

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

Goodwill  –Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) using a two-step process.  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed.  Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as projected future cash flows of the reporting units, discount rates, and terminal business value, and are classified as Level 3 in the fair value hierarchy. The Company’s projected future cash flows incorporates management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment, also known as a component.  Two or more components of an operating segment shall be aggregated into a single reporting unit if the components have similar economic characteristics, based on an assessment of various factors.  The Company has determined that the Europe and North America segments are reporting units.  The Company aggregated the components of the Latin America and Asia Pacific segments into single reporting units equal to the reportable segments.  The aggregation of the components of these segments was based on their economic similarity as determined by the Company using a number of quantitative and qualitative factors, including gross margins, the manner in which the Company operates the business, the consistent nature of products, services, production processes, customers and methods of distribution, as well as the level of shared resources and assets between the components.

During the fourth quarter of 2015, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. Goodwill at December 31, 2015 totaled $2.5 billion, representing 26% of total assets.  The Company has four reporting units of which three of the reporting units have goodwill and include; $840 million of recorded goodwill to the Company’s Europe segment, $624 million of recorded goodwill to the Company’s Latin America segment and $1 billion of recorded goodwill to the Company’s North America segment. The testing performed as of October 1, 2015, indicated a significant excess of BEV over book value for North America.  Both Europe and Latin America exceeded their carrying values by approximately 11% and 20%, respectively, and are determined to be the reporting units having the greatest risk of future impairment if actual results fall modestly short of expectations. If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2015, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired.  Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV's would still have exceeded the book value of each of these reporting units.

During the time subsequent to the annual evaluation, and at December 31, 2015, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2016 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2016, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

Other Long-Lived Assets - Intangibles – Other long-lived assets consist primarily of purchased customer relationships intangibles and are amortized using the accelerated amortization method over their estimated useful lives. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In the event that a decline in fair value of an asset occurs, and the decline in value is considered to be other than temporary, an impairment loss is recognized. The test for impairment would require the Company to make estimates about fair value, which may be determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. The Company continually monitors the carrying value of their assets.

Pension Benefit Plans

Significant Estimates—The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long‑term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2015, the weighted average discount rate was 4.43% and 3.82% for U.S. and non‑U.S. plans, respectively. The Company uses an expected long‑term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short‑term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long‑term investing strategy. For purposes of determining pension charges and credits in 2015, the Company’s estimated weighted average expected long‑term rate of return on plan assets is 8.00% for U.S. plans and 7.21% for non‑U.S. plans compared to 8.00% for U.S. plans and 7.23% for non‑U.S. plans in 2014. The Company recorded pension expense from continuing operations of $24 million, $19 million, and $60 million for the U.S. plans in 2015, 2014 and 2013, respectively, and $7 million, $24 million, and $41 million for the non‑U.S. plans in 2015, 2014, and 2013, respectively from its principal defined benefit pension plans. Depending on currency translation rates, the Company expects to record approximately $29 million of total pension expense for the full year of 2016. The 2016 pension expense will reflect a 7.5% expected long-term rate of return for the U.S. assets.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one‑half percentage point change in the actuarial assumption regarding discount rates or in the expected rate of return used to calculate plan liabilities would result in a change of approximately $8 million and $15 million, respectively, in the pretax pension expense for the full year 2016.

Recognition of Funded Status—The Company recognizes the funded status of each pension benefit plan on the balance sheet. The funded status of each plan is measured as the difference between the fair value of plan assets and actuarially calculated benefit obligations as of the balance sheet date. Actuarial gains and losses are accumulated in Other Comprehensive Income and the portion of each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income on a straight‑line basis over the average remaining service period of employees still accruing benefits or the expected life of participants not accruing benefits if all, or almost all, of the plan’s participants are no longer accruing benefits.

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

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including but not limited to:

•	nature, frequency, and severity of recent losses;
•	duration of statutory carryforward periods;
•	historical experience with tax attributes expiring unused; and
•	near‑ and medium‑term financial outlook.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from fluctuations in foreign currency exchange rates, changes in interest rates, and changes in commodity prices, principally energy and soda ash. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates. The Company also uses certain derivative instruments to mitigate a portion of the risk associated with fluctuating energy prices in its North American region. These instruments carry varying degrees of counterparty credit risk. To mitigate this risk, the Company has defined a financial counterparty policy that established criteria to select qualified counterparties based on credit ratings and CDC spreads. The policy also limits the exposure with individual counterparties. The Company monitors these exposures quarterly. The Company does not enter into derivative financial instruments for trading purposes.

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom,). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. For the years ended December 31, 2015, 2014, and 2013, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

Borrowings not denominated in the functional currency

Because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. This strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar. Considerations which influence the amount of such borrowings include long‑ and short‑term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2015 and 2014.

Interest Rate Risk

The Company’s interest expense is most sensitive to changes in the general level of interest rates applicable to the term loans under its Secured Credit Agreement (see Note 11 to the Consolidated Financial Statements for

further information). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on net income and cash flow, while minimizing interest payments and expense. To achieve this objective, the Company regularly evaluates its mix of fixed and floating‑rate debt, and, from time to time, may enter into interest rate swap agreements.

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2015. The table presents principal cash flows and related weighted‑average interest rates by expected maturity date.

								Fair
						There-		Value at
(Dollars in millions)	2016	2017	2018	2019	2020	after	Total	12/31/2014
Long-term debt at variable rate:
Principal by expected maturity	$217	$78	$101	$100	$1,543	$545	$2,584	$2,584
Avg. principal outstanding	$2,475	$2,328	$2,239	$2,138	$1,317	$273
Avg. interest rate	2.37%	2.37%	2.37%	2.37%	2.37%	2.37%
Long-term debt at fixed rate:
Principal by expected maturity	$11	$7	$258	$8	$550	$2,156	$2,989	$3,183
Avg. principal outstanding	$2,984	$2,984	$2,734	$2,734	$2,191	$1,824
Avg. interest rate	5.92%	5.92%	5.74%	5.74%	5.50%	5.62%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2015.

In addition, the determination of pension obligations and the related pension expense or credits to operations involves significant estimates. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly. The discount rate is a significant estimate that is used to calculate the actuarial present value of benefit obligations and is based on yields of high quality fixed rate debt securities at the end of the year. For example, a one‑half percentage point change in the actuarial assumption regarding discount rates or in the expected rate of return used to calculate plan liabilities would result in a change of approximately $8 million and $15 million, respectively, in the pretax pension expense for the full year 2016.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy. In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2015, the Company had entered into commodity forward contracts covering approximately 7,300,000 MM BTUs, primarily related to customer requests to lock the price of natural gas. In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts typically have terms of 3 years or less.

The Company believes the near term exposure to commodity price risk of its commodity forward contracts was not material at December 31, 2015.

Forward Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (2) risks related to the impact of integration of the Vitro Acquisition on earnings and cash flow, (3) risks associated with the significant transaction costs and additional indebtedness that the Company incurred in financing the Vitro Acquisition, (4) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (5) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (6) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (7) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (8) consumer preferences for alternative forms of packaging, (9) cost and availability of raw materials, labor, energy and transportation, (10) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (11) consolidation among competitors and customers, (12) the ability of the Company to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (13) unanticipated expenditures with respect to environmental, safety and health laws, (14) the Company’s ability to further develop its sales, marketing and product development capabilities, and (15) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2015 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens‑Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP Toledo, Ohio February 16, 2016

Owens-Illinois Group, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2015	2014	2013
Net sales	$6,156	$6,784	$6,967
Cost of goods sold	(5,046)	(5,531)	(5,636)
Gross profit	1,110	1,253	1,331
Selling and administrative expense	(476)	(523)	(506)
Research, development and engineering expense	(64)	(63)	(62)
Interest expense, net	(251)	(230)	(229)
Equity earnings	60	64	67
Other expense, net	(95)	(148)	(121)
Earnings from continuing operations before income taxes	284	353	480
Provision for income taxes	(106)	(92)	(120)
Earnings from continuing operations	178	261	360
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	174	238	342
Net earnings attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	$151	$210	$329

Amounts attributable to the Company:
Earnings from continuing operations	$155	$233	$347
Loss from discontinued operations	(4)	(23)	(18)
Net earnings	$151	$210	$329

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2015	2014	2013
Net earnings	$174	$238	$342
Other comprehensive income (loss):
Foreign currency translation adjustments	(529)	(305)	(232)
Pension and other postretirement benefit adjustments, net of tax	(4)	(90)	609
Change in fair value of derivative instruments	(6)	1	2
Other comprehensive income (loss)	(539)	(394)	379
Total comprehensive income (loss)	(365)	(156)	721
Comprehensive income (loss) attributable to noncontrolling interests	(7)	(7)	(7)
Comprehensive income (loss) attributable to the Company	$(372)	$(163)	$714

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2015	2014

Assets
Current assets:
Cash and cash equivalents	$399	$512
Trade receivables, net of allowances of $29 million and $34 million at December 31, 2015 and 2014, respectively	562	550
Inventories	1,007	1,035
Prepaid expenses and other current assets	366	274
Total current assets	2,334	2,371

Other assets:
Equity investments	409	427
Pension assets	32	22
Other assets	599	685
Intangibles	597
Goodwill	2,489	1,893
Total other assets	4,126	3,027

Property, plant and equipment:
Land, at cost	252	226
Buildings and equipment, at cost:
Buildings and building equipment	1,123	1,097
Factory machinery and equipment	4,526	4,302
Transportation, office and miscellaneous equipment	88	105
Construction in progress	238	161
	6,227	5,891
Less accumulated depreciation	3,266	3,446
Net property, plant and equipment	2,961	2,445
Total assets	$9,421	$7,843

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS  (continued)

Dollars in millions, except per share amounts

December 31,	2015	2014
Liabilities and Share Owner's Equity
Current liabilities:
Accounts payable	$1,212	$1,137
Salaries and wages	145	145
U.S. and foreign income taxes	36	43
Other accrued liabilities	371	372
Short-term loans	160	127
Long-term debt due within one year	68	361
Total current liabilities	1,992	2,185
Long-term debt	5,345	2,957
Deferred taxes	124	121
Pension benefits	504	465
Nonpension postretirement benefits	155	178
Other liabilities	205	227
Commitments and contingencies
Share owner's equity:
Share owner's equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized,100 shares issued
Other contributed capital	731	964
Retained earnings	2,233	2,082
Accumulated other comprehensive loss	(1,976)	(1,453)
Total share owner's equity of the Company	988	1,593
Noncontrolling interests	108	117
Total share owner's equity	1,096	1,710
Total liabilities and share owner's equity	$9,421	$7,843

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

	Share Owner's Equity of the Company
			Accumulated
	Other		Other
	Contributed	Retained	Comprehensive	Noncontrolling	Total Share
	Capital	Earnings	Loss	Interests	Owner's Equity
Balance on January 1, 2013	124	2,683	(1,465)	174	1,516
Net distribution to parent	988	(1,140)			(152)
Net earnings		329		13	342
Other comprehensive income (loss)			385	(6)	379
Distributions to noncontrolling interests				(22)	(22)
Contribution from noncontrolling interests				5	5
Deconsolidation of subsidiary				(17)	(17)
Balance on December 31, 2013	1,112	1,872	(1,080)	147	2,051
Net distribution to parent	(148)				(148)
Net earnings		210		28	238
Other comprehensive income (loss)			(373)	(21)	(394)
Distributions to noncontrolling interests				(37)	(37)
Balance on December 31, 2014	964	2,082	(1,453)	117	1,710
Net distribution to parent	(215)				(215)
Net earnings		151		23	174
Other comprehensive income (loss)			(523)	(16)	(539)
Distributions to noncontrolling interests				(22)	(22)
Acquisitions of noncontrolling interests	(18)			6	(12)
Balance on December 31, 2015	$731	$2,233	$(1,976)	$108	$1,096

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2015	2014	2013

Operating activities:
Net earnings	$174	$238	$342
Loss from discontinued operations	4	23	18
Non-cash charges (credits):
Depreciation	323	335	350
Amortization of intangibles and other deferred items	86	83	47
Amortization of finance fees and debt discount	15	30	32
Deferred tax provision (benefit)	12	(18)	(3)
Pension expense	31	43	101
Restructuring, asset impairment and related charges	63	76	119
Pension settlement charges		65
Non-income tax charge		69
Acquisition-related fair value inventory adjustments	22
Acquisition-related fair value intangible adjustments	10
Other	108	73	52
Pension contributions	(17)	(28)	(96)
Cash paid for restructuring activities	(38)	(58)	(78)
Change in non-current assets and liabilities	(131)	(202)	(150)
Change in components of working capital	88	117	124
Cash provided by continuing operating activities	750	846	858
Cash utilized in discontinued operating activities	(4)	(23)	(18)
Total cash provided by operating activities	746	823	840
Investing activities:
Additions to property, plant, and equipment	(402)	(369)	(361)
Acquisitions, net of cash acquired	(2,351)	(114)	(4)
Net cash proceeds related to sale of assets and other	1	19	11
Net foreign exchange derivative activity	4
Net activity for non-controlling partner loans		9	(16)
Deconsolidation of subsidiary			(32)
Cash utilized in investing activities	(2,748)	(455)	(402)
Financing activities:
Additions to long-term debt	4,538	1,247	768
Repayments of long-term debt	(2,321)	(1,101)	(1,040)
Increase (decrease) in short-term loans	51	(139)	8
Payment of finance fees	(90)	(11)	(7)
Distributions paid to noncontrolling interests	(22)	(37)	(22)
Contribution from noncontrolling interests			5
Other		(2)	(24)
Distribution to parent	(237)	(175)	(167)
Cash utilized in financing activities	1,919	(218)	(479)
Effect of exchange rate fluctuations on cash	(30)	(21)	(7)
Increase (decrease) in cash	(113)	129	(48)
Cash and cash equivalents at beginning of period	512	383	431
Cash and cash equivalents at end of period	$399	$512	$383

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Illinois Group Inc.
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

Relationship with Owens-Illinois, Inc.  The Company is a 100%‑owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos‑related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations  The Company is a leading manufacturer of glass container products.  The Company’s principal product lines are glass containers for the food and beverage industries.  The Company has glass container operations located in 23 countries.  The principal markets and operations for the Company’s products are in Europe, North America, Latin America and Asia Pacific.

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

Owens‑Illinois Group, Inc.
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

Owens‑Illinois Group, Inc.
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

Presentation of Debt Issuance Costs - In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (asset). In the third quarter 2015, the Company elected to adopt this new guidance.

As a result of the adoption of ASU No. 2015-03 certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations for any period. Previously, the Company had classified these debt issuance costs as an asset in “other assets”. Accordingly, the Company has revised the classification to report these debt issuance costs under the “long-term debt” caption on the balance sheet. For the period ended December 31, 2014, the total of debt issuance costs that was previously classified as “other assets” was $15 million.

Business Combinations – In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This standard allows for the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting periods in which the adjustment amounts are determined. The Company elected to adopt this new guidance as of the third quarter of 2015.

Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company elected to adopt this new guidance prospectively in the fourth quarter of 2015. Prior periods were not retrospectively adjusted..

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

2. Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, Latin America and Asia Pacific.  In connection with the Company’s acquisition (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia (the “Vitro Business”) on September 1, 2015 (see Note 18), the Company has renamed the former South America segment to the Latin America segment. This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment. These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported with Retained corporate costs and other.  These include licensing, equipment manufacturing, global engineering, and certain equity investments.  Retained corporate costs and other also includes certain headquarters administrative and facilities costs and certain incentive compensation and other benefit plan costs that are global in nature and are not allocable to the reportable segments.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2015	2014	2013
Net sales:
Europe	$2,324	$2,794	$2,787
North America	2,039	2,003	2,002
Latin America	1,064	1,159	1,186
Asia Pacific	671	793	966
Reportable segment totals	6,098	6,749	6,941
Other	58	35	26
Net sales	$6,156	$6,784	$6,967

	2015	2014	2013
Segment operating profit:
Europe	$209	$353	$305
North America	265	240	307
Latin America	183	227	204
Asia Pacific	83	88	131
Reportable segment totals	740	908	947
Items excluded from segment operating profit:
Retained corporate costs and other	(70)	(100)	(119)
Restructuring, asset impairment and related charges	(80)	(91)	(119)
Strategic transaction costs	(23)
Acquisition-related fair value inventory adjustments	(22)
Acquisition-related fair value intangible adjustments	(10)
Pension settlement charges		(65)
Non-income tax charge		(69)
Interest expense, net	(251)	(230)	(229)
Earnings from continuing operations before income taxes	$284	$353	$480

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

					Reportable	Retained
		North	Latin	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals
Total assets:
2015	$2,902	$2,500	$2,807	$917	$9,126	$295	$9,421
2014	3,214	1,971	1,300	1,018	7,503	340	7,843
2013	3,494	1,995	1,467	1,150	8,106	287	8,393
Equity investments:
2015	$78	$22	$—	$145	$245	$164	$409
2014	81	24		153	258	169	427
2013	84	25		155	264	51	315
Equity earnings:
2015	$16	$19	$—	$7	$42	$18	$60
2014	19	17		4	40	24	64
2013	17	16		10	43	24	67
Capital expenditures:
2015	$164	$97	$89	$50	$400	$2	$402
2014	188	89	55	34	366	3	369
2013	130	100	80	36	346	15	361
Depreciation and amortization expense:
2015	$120	$128	$107	$40	$395	$14	$409
2014	140	131	79	53	403	15	418
2013	139	110	72	62	383	14	397

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2015	$736	$2,225	$2,961
2014	713	1,732	2,445
2013	686	1,946	2,632

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2015	$1,939	$4,217	$6,156
2014	1,852	4,932	6,784
2013	1,809	5,158	6,967

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2015 — 10%, 2014 — 11%, 2013 — 11%).

3. Inventories

Major classes of inventory are as follows:

	2015	2014
Finished goods	$858	$884
Raw materials	113	110
Operating supplies	36	41
	$1,007	$1035

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

4. Equity Investments

At December 31, 2015 the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

In 2014, the Company entered into the COV joint venture with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico.

In 2013, changes were made to the VeMe joint venture agreement that resulted in the Company relinquishing control of the joint venture and, therefore, deconsolidating the entity. No gain or loss was recognized related to the deconsolidation as the fair value of the entity was equal to the carrying amount of the entity’s assets and liabilities. The fair value, which the Company classified as Level 3 in the fair value hierarchy, was computed using a discounted cash flow analysis based on projected future cash flows of the joint venture

Summarized information pertaining to the Company’s equity associates follows:

.
	2015	2014	2013
Equity in earnings:
Non-U.S.	$23	$23	$27
U.S.	37	41	40
Total	$60	$64	$67
Dividends received	$53	$54	$67

Summarized combined financial information for equity associates is as follows (unaudited):

	2015	2014
At end of year:
Current assets	$430	$479
Non-current assets	959	718
Total assets	1,389	1,197
Current liabilities	203	217
Other liabilities and deferred items	211	191
Total liabilities and deferred items	414	408
Net assets	$975	$789

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2015, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X.  As such, separate financial statements for the Company’s equity investments are not required to be filed.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2015	2014	2013
For the year:
Net sales	$719	$752	$699
Gross profit	$193	$198	$185
Net earnings	$139	$150	$149

The Company made purchases of approximately $161 million and $188 million from equity affiliates in 2015 and 2014, respectively, and owed approximately $66 million and $79 million to equity affiliates as of December 31, 2015 and 2014, respectively.

There is a difference of approximately $18 million as of December 31, 2015, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2013	$1,006	$743	$325	$5	$2,079
Translation effects	38	(9)	(49)		(20)
Balance as of December 31, 2013	1,044	734	276	5	2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	926	723	239	5	1,893
Acquisitions		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	$840	$1,020	$624	$5	$2,489

The acquired goodwill in 2015 primarily relates to the Vitro Acquisition (see Note 18).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2015, 2014 and 2013.

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

During the fourth quarter of 2015, the Company completed its annual impairment testing and determined that no impairment existed.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Intangible assets

On September 1, 2015, the Company acquired customer list intangibles as part of the Vitro Acquisition (see Note 18). The intangibles consist of the following at December 31, 2015:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Translation Effects	Net Carrying Amount
Definite-lived intangible assets
Customer list intangibles	$635	$(26)	$(12)	$597

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Amortization expense for intangible assets was $26 million, $0 million and $0 million for the years ended December 31, 2015, 2014, 2013, respectively. Estimated amortization related to intangible assets through 2020 is as follows: 2016, $42 million; 2017, $45 million; 2018, $44 million; 2019, $44 million; and 2020, $42 million. No impairment existed on these assets at December 31, 2015.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following at December 31, 2015 and 2014:

	2015	2014
Prepaid expenses	$52	$40
Value added taxes	195	71
Other	119	163
	$366	$274

In conjunction with the Vitro Acquisition, part of the total consideration paid by the Company relates to a value added tax receivable of approximately $143 million. This amount is included in “Value added taxes” above and is expected to be refunded to the Company in approximately twelve months.

Other assets (noncurrent) consist of the following at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets	$177	$203
Deferred returnable packaging costs	110	126
Repair part inventories	118	107
Capitalized software	86	101
Value added taxes	17	58
Deferred finance fees	6	7
Other	85	83
	$599	$685

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $19 million, $17 million and $14 million for 2015, 2014 and 2013, respectively. Estimated amortization related to capitalized software through 2020 is as follows: 2016, $17 million; 2017, $16 million; 2018, $15 million; 2019, $13 million and 2020, $11 million.

Owens‑Illinois Group, Inc.
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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2015 and 2014, the Company had entered into commodity forward contracts covering approximately 7,300,000 MM BTUs and 450,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2015 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of $4 million at December 31, 2015 and an unrecognized loss of less than $1 million at December 31, 2014 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2015 and 2014 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

			Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2015	2014	2013	2015	2014	2013
$(4)	$3	$1	$(1)	$2	$(1)

Foreign Exchange Derivative Contracts and not Designated as Hedging Instruments

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

short-term forward exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At December 31, 2015 and 2014, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $790 million and $524 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2015	2014	2013
Other expense	$10	$(8)	$(28)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2015 and 2014:

	Fair Value
	Balance Sheet
	Location	2015	2014
Asset Derivatives:
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	$14	$10
Total asset derivatives		$14	$10

Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity forward contracts	c	$3	$—
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	2	4
Total liability derivatives		$5	$4

8. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations, reduce future expenses and other market factors.  The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges.  The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

The Company accounts for restructuring and other costs under applicable provisions of generally accepted accounting principles.  Charges for employee severance and related benefits are generally accrued based on contractual arrangements with employees or their representatives.  Other exit costs are accrued based on the

Owens‑Illinois Group, Inc.
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

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs (as in the case of the European Asset Optimization and Asia Pacific Restructuring programs below) are presented separately.  Minor initiatives are presented on a combined basis as Other Restructuring Actions.  These restructuring initiatives tBaken by the Company are not related to the European Asset Optimization program or the Asia Pacific restructuring plan. When charges related to major programs are completed, remaining accrual balances are classified with Other Restructuring Actions.

European Asset Optimization

Since 2011, the Company has implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involved making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $0 million in 2015, $1 million in 2014 and $16 million in 2013 for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company does not expect to execute any further actions under this program and recorded total cumulative charges of $127 million

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $5 million, $73 million and $49 million for the years ended 2015, 2014 and 2013, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities. The Company has recorded total cumulative charges of $220 million under this program.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2015 of $58 million.   These charges primarily related to employee costs, write-down of assets and other exit costs totaling $14 million for a plant closure and furnace closure in Latin America, $38 million for a plant closure in North America and $6 million for other restructuring actions. In 2014, the Company took certain other restructuring actions and recorded charges of $2 million for employee costs related to global headcount reduction initiatives.  In 2013 there were charges of $16 million for employee costs related to the closure of flat glass operations in Latin America, $13 million for employee costs related to global headcount reduction initiatives, and $3 million for miscellaneous other costs.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2014	$30	$20	$64	$114
2014 charges	1	73	2	76
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(12)	(20)	(26)	(58)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(8)	(4)	(19)
Balance at December 31, 2014	$12	$12	$36	$60
2015 charges		5	58	63
Write-down of assets to net realizable value		(4)	(27)	(31)
Net cash paid, principally severance and related benefits	(5)	(5)	(28)	(38)
Other, including foreign exchange translation	(4)	(1)	(6)	(11)
Balance at December 31, 2015	$3	$7	$33	$43

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2015, the Company’s estimates include approximately $29 million for employee benefits costs,  $7 million for environmental remediation costs, and $7 million for other exit costs.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Obligations at beginning of year	$2,428	$2,275	$1,311	$1,866
Change in benefit obligations:
Service cost	24	22	15	23
Interest cost	96	105	44	69
Actuarial (gain) loss, including the effect of change in discount rates	(107)	264	(9)	131
Curtailment, settlement, and plan amendment		(56)		(567)
Acquisitions			37
Participant contributions			1	5
Benefit payments	(252)	(182)	(58)	(91)
Other	1
Foreign currency translation			(131)	(125)
Net change in benefit obligations	(238)	153	(101)	(555)
Obligations at end of year	$2,190	$2,428	$1,210	$1,311

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Fair value at beginning of year	$2,190	$2,273	$1,094	$1,578
Change in fair value:
Actual gain (loss) on plan assets	(32)	155	42	188
Benefit payments	(252)	(182)	(58)	(91)
Employer contributions	2		15	28
Participant contributions			1	5
Settlements		(56)		(519)
Acquisitions			22
Foreign currency translation			(104)	(94)
Other	1			(1)
Net change in fair value of assets	(281)	(83)	(82)	(484)
Fair value at end of year	$1,909	$2,190	$1,012	$1,094

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Plan assets at fair value	$1,909	$2,190	$1,012	$1,094
Projected benefit obligations	2,190	2,428	1,210	1,311
Plan assets less than projected benefit obligations	(281)	(238)	(198)	(217)
Items not yet recognized in pension expense:
Actuarial loss	1,145	1,123	320	349
Prior service cost (credit)	2	2	(1)
	1,147	1,125	319	349
Net amount recognized	$866	$887	$121	$132

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Pension assets	$—	$—	$32	$22
Current pension liability, included with Other accrued liabilities	(1)	(3)	(6)	(9)
Pension benefits	(280)	(235)	(224)	(230)
Accumulated other comprehensive loss	1,147	1,125	319	349
Net amount recognized	$866	$887	$121	$132

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2015 and 2014 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2015	2014	2015	2014
Current year actuarial (gain) loss	$95	$285	$15	$(23)
Amortization of actuarial loss	(74)	(68)	(15)	(20)
Amortization of prior service credit				2
Curtailment and plan amendment				22
Settlement		(30)		(64)
	21	187	—	(83)
Translation			(31)	(32)
	$21	$187	$(31)	$(115)

The accumulated benefit obligation for all defined benefit pension plans was $3,306 million and $3,627 million at December 31, 2015 and 2014, respectively.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2015	2014	2013	2015	2014	2013
Service cost	$24	$22	$27	$15	$23	$33
Interest cost	96	105	106	44	69	72
Expected asset return	(170)	(176)	(183)	(67)	(86)	(91)
Amortization:
Actuarial loss	74	68	110	15	18	28
Prior service credit						(1)
Net amortization	74	68	110	15	18	27
Net expense	$24	$19	$60	$7	$24	$41

In 2014, the Company amended its salary pension plan in North America to freeze future pension benefits effective January 1, 2016. This action required an obligation remeasurement for the curtailment of benefits, which resulted in a reduction of the Company’s pension expense.

Also in 2014, the Company settled a portion of the U.S. Salary Pension Plan pension obligation, which resulted in a settlement charge of $30 million and, in 2013, $8 million of special termination benefits were recorded in discontinued operations. On October 1, 2014, the Company settled the liability associated with its pension plan in the Netherlands, resulting in a settlement charge of approximately $35 million in the fourth quarter of 2014. Non-U.S. pension expense excludes $3 million and $6 million of pension settlement costs that were recorded in restructuring expense in 2014 and 2013, respectively. The table above excludes these charges.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2016:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$62	$13
Prior service cost	1
Net amortization	$63	$13

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2015	2014	2015	2014	2015	2014	2015	2014
Projected benefit obligations	$2,190	$2,428	$876	$1,049	$2,190	$2,428	$876	$1,049
Accumulated benefit obligation	2,160	2,392	850	1,023	2,160	2,392	850	1,023
Fair value of plan assets	1,909	2,190	645	810	1,909	2,190	645	810

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Discount rate	4.43%	4.05%	3.82%	3.65%
Rate of compensation increase	2.97%	2.96%	2.94%	2.89%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2015	2014	2013	2015	2014	2013
Discount rate	4.05%	4.81%	4.11%	3.65%	4.14%	3.89%
Rate of compensation increase	2.96%	2.97%	2.97%	2.89%	3.31%	3.08%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	7.21%	7.23%	6.34%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2015, the Company’s weighted average expected long-term rate of return on assets was 8.0% for the U.S. plans and 7.21% for the non-U.S. plans.  In developing this assumption, the Company evaluated input from its third party pension plan asset consultants, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered its historical 10-year average return (through December 31, 2014), which was in line with the expected long-term rate of return assumption for 2015.

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

The Company’s U.S. pension plan assets held in the group trust are classified as Level 2 assets in the fair value hierarchy. The total U.S. plan assets amounted to $1,909 million and $2,190 million as of December 31, 2015 and 2014, respectively. In 2015, the U.S. plan assets consisted of approximately 62% equity securities, 30%

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

debt securities, and 8% real estate. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2015 and 2014:

	2015			2014			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$30	$—	$—	$14	$—	$—
Equity securities	278	176		343	200		45	-	55%
Debt securities	329	111		364	119	2	40	-	50%
Real estate		53	5		30	3	0	-	10%
Other		24	6		19		0	-	10%
Total assets at fair value	$637	$364	$11	$721	$368	$5

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2015	2014
Beginning balance	$5	$8
Net decrease	6	(3)
Ending balance	$11	$5

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2015.

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of $25 million in 2016.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2016	$171	$59
2017	175	55
2018	163	56
2019	162	58
2020	160	60
2021 - 2025	744	331

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the U.K., The Netherlands and Australia. Participation is voluntary and participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $29 million in 2015, $19 million in 2014, and $16 million in 2013.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Obligations at beginning of year	$111	$111	$81	$90
Change in benefit obligations:
Service cost			1	1
Interest cost	4	5	3	4
Actuarial (gain) loss, including the effect of changing discount rates	(10)	7	(1)	(2)
Benefit payments	(8)	(12)	(3)	(3)
Foreign currency translation			(13)	(7)
Other				(2)
Net change in benefit obligations	(14)	—	(13)	(9)
Obligations at end of year	$97	$111	$68	$81

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Postretirement benefit obligations	$(97)	$(111)	$(68)	$(81)
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	23	35	(3)	(3)
Prior service credit	(38)	(46)
	(15)	(11)	(3)	(3)
Net amount recognized	$(112)	$(122)	$(71)	$(84)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Current nonpension postretirement benefit, included with Other accrued liabilities	$(8)	$(11)	$(2)	$(3)
Nonpension postretirement benefits	(89)	(100)	(66)	(78)
Accumulated other comprehensive loss	(15)	(11)	(3)	(3)
Net amount recognized	$(112)	$(122)	$(71)	$(84)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2015 and 2014 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2015	2014	2015	2014
Current year actuarial (gain) loss	$(10)	$7	$—	$(2)
Amortization of actuarial loss	(2)	(2)
Amortization of prior service credit	8	8
Other adjustments				1
	$(4)	$13	$—	$(1)

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$1	$1	$1	$1
Interest cost	4	5	5	3	4	4
Curtailment gain			(5)
Amortization:
Actuarial loss	2	2	3
Prior service credit	(8)	(8)	(7)
Net amortization	(6)	(6)	(4)	—	—	—
Net postretirement benefit (income) cost	$(2)	$(1)	$(3)	$4	$5	$5

Amounts that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2016:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$2	$—
Prior service credit	(8)
Net amortization	$(6)	$—

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2015	2014	2013	2015	2014	2013
Accumulated post retirement benefit obligation	4.35%	4.00%	4.63%	3.80%	3.75%	4.47%
Net postretirement benefit cost	3.99%	4.63%	4.04%	3.75%	4.47%	3.89%

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Health care cost trend rate assumed for next year	6.60%	7.00%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2015	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	4	(3)	11	(9)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2016	$8	$3
2017	8	3
2018	8	3
2019	8	3
2020	8	3
2021 - 2025	33	16

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2015, $6 million in 2014 and $6 million in 2013.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2015	2014	2013
U.S.	$15	$82	$231
Non-U.S.	269	271	249
	$284	$353	$480

Discontinued operations	2015	2014	2013
U.S.	$—	$(19)	$(8)
Non-U.S.	(4)	(4)	(10)
	$(4)	$(23)	$(18)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The provision (benefit) for income taxes consists of the following:

	2015	2014	2013
Current:
U.S.	$9	$7	$7
Non-U.S.	85	103	116
	94	110	123
Deferred:
U.S.	10	—	—
Non-U.S.	2	(18)	(3)
	12	(18)	(3)
Total:
U.S.	19	7	7
Non-U.S.	87	85	113
Total for continuing operations	106	92	120
Total for discontinued operations	—	—	—
	$106	$92	$120

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2015	2014	2013
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$100	$124	$168
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	(12)	(22)	(18)
Changes in valuation allowance	74	29
Withholding tax, net	18	18	22
U.S. tax consolidation benefit	(79)	(47)	(51)
Non-deductible acquisition costs	6
U.S. tax on intercompany dividends and interest	16	1	3
Tax exempt income	(3)	(5)	(6)
Tax law changes	(3)		6
Tax credit	(13)	(3)	(2)
Other items	2	(3)	(2)
Provision for income taxes	$106	$92	$120

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Accrued postretirement benefits	$51	$58
Foreign tax credit	389	376
Operating and capital loss carryovers	435	464
Other credit carryovers	38	37
Accrued liabilities	82	85
Pension liability	128	117
Other	54	65
Total deferred tax assets	1,177	1,202
Deferred tax liabilities:
Property, plant and equipment	128	127
Intangibles and deferred software	131	34
Other	22	36
Total deferred tax liabilities	281	197
Valuation allowance	(843)	(884)
Net deferred taxes	$53	$121

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Prepaid expenses	$—	$39
Other assets	177	203
Deferred taxes	(124)	(121)
Net deferred taxes	$53	$121

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

At December 31, 2015, before valuation allowance, the Company had unused foreign tax credits of $389 million expiring in 2017 through 2025, research tax credits of $14 million expiring from 2019 to 2035, and alternative minimum tax credits of $23 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $145 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $290 million expiring between 2016 and 2036.

In certain jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

At December 31, 2015, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.5 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations and has not distributed any of these earnings to the U.S. in 2015, 2014 or 2013.  It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company has recognized tax benefits as a result of incentives in certain non-U.S. jurisdictions which expire in 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at January 1	$77	$100	$97
Additions and reductions for tax positions of prior years	1	(13)	(3)
Additions based on tax positions related to the current year	10	10	9
Reductions due to the lapse of the applicable statute of limitations	(5)	(8)	(2)
Reductions due to settlements	(1)	(1)
Foreign currency translation	(8)	(11)	(1)
Balance at December 31	$74	$77	$100
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$67	$70	$92
Accrued interest and penalties at December 31	$25	$29	$35
Interest and penalties included in tax expense for the years ended December 31	$(1)	$(2)	$1

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $47 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, France, Germany, Indonesia, and Italy. The years under examination range from 2004 through 2013. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made.   During 2015, the Company concluded income tax audits in several jurisdictions, including Argentina, Germany, Italy, Peru and Poland.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

11. Debt

The following table summarizes the long-term debt of the Company at December 31, 2015 and 2014:

	2015	2014
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,546
Term Loan A (€279 million at December 31, 2015)	301
Term Loan B	563
Previous Secured Credit Agreement:
Term Loans:
Term Loan B (USD tranche)		404
Term Loan C (CAD tranche)		70
Term Loan D (EUR tranche)		103
Senior Notes:
3.00%, Exchangeable, due 2015		18
7.375%, due 2016		594
6.75%, due 2020 (€500 million)	542	603
4.875%, due 2021 (€330 million)	357	397
5.00%, due 2022	494	493
5.875%, due 2023	680
5.375%, due 2025	296	295
6.375%, due 2025	293
Payable to OI Inc.	250	249
Capital leases	62	63
Other	29	29
Total long-term debt	5,413	3,318
Less amounts due within one year	68	361
Long-term debt	$5,345	$2,957

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016. The Company recorded $42 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in 2015.

In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 18), the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition, on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

“incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

At December 31, 2015, the Agreement, as amended by Amendment No. 2 and the Incremental Amendment (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,546 million net of debt issuance costs), and a €279 million term loan A facility ($301 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($563 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At December 31, 2015, the Company had unused credit of $872 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2015 was 2.37%.

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

The Amended Agreement also contains one financial maintenance covenant, a Total Leverage Ratio, that requires the Company as of the last day of a fiscal quarter not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement.  The maximum Total Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters commencing on and following the consummation of certain qualifying acquisitions as defined in the Amended Agreement.  In connection with the Vitro Acquisition on September 1, 2015, the Company elected to increase such maximum Total Leverage Ratio to 4.5x for the four fiscal quarters ending June 30, 2016. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum.

On February 3, 2016, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Amended Agreement, which provided for an increase in the maximum Total Leverage Ratio for purposes of the financial covenant in the Amended Agreement to 5.0x for the fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 4.50x for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and stepping back down to 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter ending thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement as amended by Amendment No. 4.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement as amended by Amendment No. 4 and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2015, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement as amended by Amendment No. 4 will not be adversely affected by the covenants and restrictions.

The interest rates on borrowings under the Amended Agreement are, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Amended Agreement, plus an applicable margin.  The applicable margin for the term loan A facility and the revolving credit facility is linked to the Company’s Total Leverage Ratio and ranges from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Total Leverage Ratio.  The applicable margin for the term loan B facility is 2.75% for Eurocurrency Rate loans and 1.75% for Base Rate loans. The incremental term loan B facility is subject to a LIBOR floor of 0.75%.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (together with the Senior Notes due 2022, the “2014 Senior Notes”).  The 2014 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2014 Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase in a tender offer $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company has a €185 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program as of December 31, 2015 and 2014 is as follows:

	2015	2014
Balance (included in short-term loans)	$158	$122
Weighted average interest rate	1.21%	1.41%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2020 are as follows:  2016, $68 million; 2017, $84 million; 2018, $358 million; 2019, $108 million; and 2020, $2,100 million.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Fair values at December 31, 2015, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$547	$116.75	$639
4.875%, due 2021 (€330 million)	361	109.19	394
5.00%, due 2022	500	98.25	491
5.875%, due 2023	700	101.00	707
5.375%, due 2025	300	101.50	305
6.375%, due 2025	300	97.50	293

12. Contingencies

Asbestos

OI Inc. is a defendant in numerous lawsuits alleging bodily injury and death as a result of exposure to asbestos.  From 1948 to 1958, one of OI Inc.'s former business units commercially produced and sold approximately $40 million of a high-temperature, calcium-silicate based pipe and block insulation material containing asbestos.  OI Inc. exited the insulation business in April 1958.  The typical asbestos personal injury lawsuit alleges various theories of liability, including negligence, gross negligence and strict liability and seeks compensatory and, in some cases, punitive damages in various amounts (herein referred to as "asbestos claims").

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2015	2014	2013
Pending at beginning of year	$2,260	$2,620	$2,610
Disposed	1,460	1,830	1,700
Filed	1,280	1,470	1,710
Pending at end of year	$2,080	$2,260	$2,620

Based on an analysis of the lawsuits pending as of December 31, 2015, approximately 82% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 11% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 7% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

As indicated by the foregoing summary, current pleading practice permits considerable variation in the assertion of monetary damages.  OI Inc.’s experience resolving hundreds of thousands of asbestos claims and lawsuits over an extended period demonstrates that the monetary relief alleged in a complaint bears little relevance to a claim’s merits or disposition value.  Rather, the amount potentially recoverable is determined by such factors as the severity of the plaintiff’s asbestos disease, the product identification evidence against OI Inc. and other defendants, the defenses available to OI Inc. and other defendants, the specific jurisdiction in which the claim is made, and the plaintiff’s medical history and exposure to other disease-causing agents.

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

Owens‑Illinois Group, Inc.
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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2015, has disposed of the asbestos claims of approximately 396,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,200.  Certain of these dispositions have resulted in deferred amounts payable. Deferred amounts payable totaled approximately $17 million at December 31, 2015 ($13 million at December 31, 2014) and are included in the foregoing average indemnity payment per claim.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2015, 2014 and 2013 were $138 million, $148 million, and $158 million, respectively.

As discussed above, OI Inc.’s objective is to achieve, where possible, resolution of asbestos claims pursuant to claims-handling agreements.  Failure of claimants to meet certain medical and product exposure criteria in OI Inc.’s administrative claims handling agreements has generally reduced the number of claims that would otherwise have been received by OI Inc. in the tort system. In addition, certain court orders and legislative acts have reduced or eliminated the number of claims that OI Inc. otherwise would have received by OI Inc. in the tort system.  These developments generally have had the effect of increasing OI Inc.’s per-claim average indemnity payment over time.

OI Inc. believes that its ultimate asbestos-related liability (i.e., its indemnity payments or other claim disposition costs plus related legal fees) cannot reasonably be estimated. Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.6 billion through 2015, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

OI Inc. continues to monitor trends that may affect its ultimate liability and analyze the developments and variables likely to affect the resolution of pending and future asbestos claims against OI Inc.  The material components of OI Inc.’s accrued liability are determined by OI Inc. in connection with its annual comprehensive legal review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against OI Inc.; (ii) the liability for asbestos claims not yet asserted against OI Inc., but which OI Inc. believes will be asserted in the next four years; and (iii) the legal defense costs estimated to be incurred in connection with the claims already asserted and those claims OI Inc. believes will be asserted in the next four years.

As noted above, OI Inc. conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  If the results of an annual comprehensive legal review indicate that the existing amount of the accrued liability is insufficient to cover its reasonably estimable asbestos-related costs, then OI Inc. records an appropriate charge to increase the accrued liability.  As part of the annual comprehensive legal review, OI Inc. considers the factors that affect its estimated accrued liability, and reconsiders the timeframe used to estimate the liability for asbestos claims not yet asserted against OI Inc. using primarily a qualitative assessment of the state of the asbestos litigation, as well as a quantitative hindsight review. The hindsight review includes an examination of OI Inc.’s prior estimates of the accrual for unasserted claims compared to the estimated value of claims actually received in those periods.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Based on its 2015 comprehensive legal review, OI Inc. determined that it was able to reasonably estimate probable losses for asbestos claims not yet asserted against OI Inc. for a period of four years. Therefore, OI Inc.’s charge for 2015 is for a period one year longer than the accrual period determined as reasonably estimable in the annual comprehensive legal reviews conducted since 2003. This is a change in estimate resulting from an assessment of the qualitative and quantitative factors in OI Inc.’s 2015 comprehensive legal review.  OI Inc. will continue to evaluate the qualitative factors relating to the litigation and also conduct its annual hindsight reviews to determine the appropriate period of time for which it can reasonably estimate probable losses for unasserted claims.  Because part of OI Inc.’s asbestos liability at any year end is an estimate of the asbestos claims and legal defense costs that are expected to be incurred in the time horizon for which it is able to reasonably estimate probable losses, OI Inc. usually expects to record an annual charge to account for the inclusion of one or more additional years in its time horizon.

OI Inc.’s reported results of operations for 2015 were materially affected by the $225 million fourth quarter charge for asbestos-related costs and asbestos-related payments continue to be substantial.  Given the inherent volatility involved in the asbestos litigation, OI Inc. is unable to provide an estimate of possible loss or range of loss beyond the $522 million recorded as of December 31, 2015.  Any future additional charge would likewise materially affect OI Inc.’s results of operations for the period in which it is recorded.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2014	$229	$(5)		$(1,304)		$(1,080)
Change before reclassifications	(284)	3		(140)		(421)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	92	(b)	90
Translation effect				(32)		(32)
Tax effect				(10)		(10)
Other comprehensive income (loss) attributable to the Company	(284)	1		(90)		(373)
Balance on December 31, 2014	(55)	(4)		(1,394)		(1,453)
Change before reclassifications	(513)	(4)		(58)		(575)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	83	(b)	82
Translation effect				(31)		(31)
Tax effect		(1)		2		1
Other comprehensive income attributable to the Company	(513)	(6)		(4)		(523)
Balance on December 31, 2015	$(568)	$(10)		$(1,398)		$(1,976)

(d)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).
(e)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

14. Stock Options and Other Stock Based Compensation

The Company participates in OI Inc.’s nonqualified plans approved by share owners under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units. At December 31, 2015, there were 8,892,000 shares available for grants under these plans.  Total compensation cost for all grants of shares and units under these plans was $15 million, $21 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Options

In general, subject to change in control, options become exercisable 25% per year beginning on the first anniversary of grant. No options may be exercised in whole or in part during the first year after the date granted.  In general, options expire following termination of employment or the seventh anniversary of the option grant. The fair value of options is amortized over the vesting periods which range from one to four years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Stock option information at December 31, 2015 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2015	2,421	$26.83
Granted	688	23.61
Exercised	(56)	13.04
Forfeited or expired	(432)	42.84
Options outstanding at December 31, 2015	2,621	23.64	3.3	$4
Options vested or expected to vest at December 31, 2015	2,566	$23.60	3.2	$4
Options exercisable at December 31, 2015	1,563	$22.16	1.8	$4

Certain additional information related to stock options is as follows for the periods indicated:

	2015	2014	2013
Weighted average grant-date fair value of options granted (per share)	$7.79	$13.17	$12.39
Aggregate intrinsic value of options exercised	$—	$3	$16
Aggregate cash received from options exercised	$1	$5	$24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2015	2014	2013
Expected life of options (years)	5.00	5.00	5.00
Expected stock price volatility	34.5%	43.0%	55.3%
Risk-free interest rate	1.7%	1.6%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of options is determined from historical exercise and termination data.  The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

Restricted Shares and Restricted Share Units

Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of the OI Inc.’s common stock for each unit.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of OI Inc.’s common stock on the date of the grant.  The fair value of restricted shares and restricted share units granted after March 21, 2005, is amortized over the vesting periods which range from one to four years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2015	487	$27.25
Granted	550	22.69
Vested	(177)	29.12
Forfeited	(188)	25.17
Nonvested at December 31, 2015	672	23.60
Awards granted during 2014		$33.36
Awards granted during 2013		$26.49

	2015	2014	2013
Total fair value of shares vested	$4	$5	$5

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

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2015	903	$26.94
Granted	454	23.63
Vested	(331)	22.60
Forfeited/Cancelled	(93)	27.52
Nonvested at December 31, 2015	933	26.81
Awards granted during 2014		$33.41
Awards granted during 2013		$26.10

Approximately 331,000 shares were issued in 2015 with a fair value at issuance date of $8 million related to performance vested restricted share units.

As of December 31, 2015, there was $15 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately two years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

15. Other Expense, net

Other expense, net for the years ended December 31, 2015, 2014, and 2013 included the following:

	2015	2014	2013
Restructuring,asset impairment and related charges	$75	$68	$97
Strategic transaction costs	23
Acquisition-related fair value intangible adjustments	10
Non-income tax charge		69
Charge for Argentina impairment			22
Foreign currency exchange (gain) loss	(10)	(2)	9
Other expense (income)	(3)	13	(7)
	$95	$148	$121

In 2014, the Company recorded a charge of  $69 million resulting from a non-income tax assessment from a foreign tax authority.

16. Operating Leases

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $72 million in 2015, $63 million in 2014, and $57 million in 2013.  Minimum future rentals under operating leases are as follows: 2016, $82 million; 2017, $78 million; 2018, $73 million; 2019, $65 million; 2020, $65 million; and 2021 and thereafter, $42 million.

17. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2015	2014	2013
Decrease (increase) in current assets:
Receivables	$(14)	$59	$18
Inventories	(13)	(26)	(30)
Prepaid expenses and other	(4)	(1)	3
Increase (decrease) in current liabilities:
Accounts payable	100	103	128
Accrued liabilities	21	12	7
Salaries and wages	12	(3)	(2)
U.S. and foreign income taxes	(14)	(27)
	$88	$117	$124

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2015 and 2014, the amount of receivables sold by the Company was $317 million and $276 million, respectively. Any continuing involvement with the sold receivables is immaterial.

	2015	2014	2013
Interest paid in cash	$227	$199	$205
Income taxes paid in cash (all non-U.S.)	101	101	128

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Cash interest for the years ended December 31, 2015, 2014 and 2013 includes $32 million, $9 million and $12 million of note repurchase premiums, respectively.

18. Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country, manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $258 million of net sales and $46 million of segment operating profit through December 31, 2015.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from its recently completed senior notes offering, cash on hand and the incremental term loan facilities (see Note 11).

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller in the first half of 2016.  The purchase price allocation has not been finalized as of December 31, 2015, because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The Company expects that the purchase price allocation process will be completed no later than the third quarter of 2016.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on September 1, 2015 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	September 1, 2015	Measurement Period Adjustments	December 31, 2015
Cash	$17	$—	$17
Other current assets	344		344
Goodwill	1,073	(285)	788
Customer list intangibles	406	229	635
Net property, plant and equipment	597	56	653
Total assets	2,437	—	2,437

Current liabilities	93	10	103
Long-term debt	11		11
Long-term liabilities	36	(10)	26
Net assets acquired	$2,297	$—	$2,297

The fair value of the tangible assets was estimated utilizing income and market approaches, considering remaining useful life. The customer list intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer list intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. The Vitro Acquisition goodwill is not deductible for tax purposes.

The provisional balance sheet adjustments identified above did not result in any significant adjustments to the previous period’s income statement.

19.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 18 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$155	$75	$(46)	$184

	Year Ending December 31, 2014
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,784	$858	$—	$7,642

Earnings from continuing operations attributable to the Company	$233	$70	$(71)	$232

20.  Discontinued Operations

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

The loss from discontinued operations of $4 million for the year ended December 31, 2015 relates to ongoing costs for the Venezuelan expropriation.

Owens‑Illinois Group, Inc.
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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

21.  Financial Information for Subsidiary Guarantors and Non-Guarantors

The following presents condensed consolidating financial information for the Company, segregating:  (1) Owens-Illinois Group, Inc. (the “Parent”); (2) Owens-Brockway Glass Container Inc. (the “Issuer”); (3) those domestic subsidiaries that guarantee the 5.00% Senior Notes, the 5.875% Senior Notes, the 5.375% Senior Notes and the 6.375% Senior Notes of the Issuer (the “Guarantor Subsidiaries”); and (4) all other subsidiaries (the “Non-Guarantor Subsidiaries”).  The Guarantor Subsidiaries are 100% owned direct and indirect subsidiaries of the Parent and their guarantees are full, unconditional and joint and several.  The Parent is also a guarantor, and its guarantee is full, unconditional and joint and several.

Subsidiaries of the Parent and of the Issuer are presented on the equity basis of accounting.  Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis.  The principal eliminations relate to investments in subsidiaries and intercompany balances and transactions.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31, 2015
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$6	$393		$—	$399
Trade receivables, net			55	15	492			562
Inventories			205	35	767			1,007
Prepaid expenses and other expenses			25	13	328			366

Total current assets		—	285	69	1,980		—	2,334

Investments in and advances to subsidiaries		1,239	3,775	1,002			(6,016)	—

Goodwill			581	317	1,591			2,489

Intangibles					597			597

Other non-current assets			123	267	650			1,040

Total other assets		1,239	4,479	1,586	2,838		(6,016)	4,126

Property, plant and equipment, net			703	8	2,250			2,961

Total assets		$1,239	$5,467	$1,663	$7,068		$(6,016)	$9,421

Current liabilities:
Accounts payable and accrued liabilities	$		$184	$18	$1,010	$		$1,212
Short-term loans and long-term debt due within one year			50		178			228
Other liabilities			139	35	378			552

Total current liabilities		—	373	53	1,566		—	1,992

Long-term debt		250	3,839		1,256			5,345
Other non-current liabilities			16	371	600		1	988
Investments by and advances from parent			1,239	1,239	3,538		(6,016)	—
Total share owner's equity of the Company		989					(1)	988
Noncontrolling interests					108			108

Total liabilities and share owners’ equity		$1,239	$5,467	$1,663	$7,068		$(6,016)	$9,421

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31, 2014
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$29	$483		$—	$512
Trade receivables, net			50		500			550
Inventories			213		822			1,035
Prepaid expenses and other expenses			29	15	233		(3)	274

Total current assets		—	292	44	2,038		(3)	2,371

Investments in and advances to subsidiaries		1,843	2,710	373			(4,926)	—

Goodwill			574	8	1,311			1,893

Other non-current assets		(1)	109	73	953			1,134

Total other assets		1,842	3,393	454	2,264		(4,926)	3,027

Property, plant and equipment, net			678	36	1,731			2,445

Total assets		$1,842	$4,363	$534	$6,033		$(4,929)	$7,843

Current liabilities:
Accounts payable and accrued liabilities	$		$188	$23	$926	$		$1,137
Short-term loans and long-term debt due within one year			256		232			488
Other liabilities			94	42	424			560

Total current liabilities		—	538	65	1,582		—	2,185

Long-term debt		249	1,576	11	1,121			2,957
Other non-current liabilities			32	340	616		3	991
Investments by and advances from parent			2,217	118	2,597		(4,932)	—
Total share owner's equity of the Company		1,593						1,593
Noncontrolling interests					117			117

Total liabilities and share owners’ equity		$1,842	$4,363	$534	$6,033		$(4,929)	$7,843

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,891	$80	$4,249	$(64)	$6,156
Cost of goods sold		(1,592)	(68)	(3,450)	64	(5,046)

Gross profit		299	12	799	—	1,110

Research, engineering, selling, administrative and other		(138)	(83)	(319)		(540)
Net intercompany interest	20	(21)		1		—
Interest expense, net	(20)	(165)	(1)	(65)		(251)
Equity earnings from subsidiaries	151	195			(346)	—
Other equity earnings		19		41		60
Other expense, net		93	(27)	(161)		(95)

Earnings (loss) from continuing operations before income taxes	151	282	(99)	296	(346)	284
Provision for income taxes		(16)	(4)	(86)		(106)
Earnings (loss) from continuing operations	151	266	(103)	210	(346)	178
Loss from discontinued operations				(4)		(4)

Net earnings (loss)	151	266	(103)	206	(346)	174
Net earnings attributable to noncontrolling interests				(23)		(23)

Net earnings (loss) attributable to the Company	$151	$266	$(103)	$183	$(346)	$151

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$151	$266	$(103)	$206	$(346)	$174
Other comprehensive income (loss)	(539)	(4)		(529)	533	(539)
Total comprehensive income (loss)	(388)	262	(103)	(323)	187	(365)
Comprehensive income attributable to noncontrolling interests				(7)		(7)
Comprehensive income (loss) attributable to the Company	$(388)	$262	$(103)	$(330)	$187	$(372)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,895	$3	$4,889	$(3)	$6,784
Cost of goods sold		(1,627)	(11)	(3,897)	4	(5,531)

Gross profit		268	(8)	992	1	1,253

Research, engineering, selling, administrative and other		(122)	(110)	(354)		(586)
Net intercompany interest	20	(21)		1		—
Interest expense, net	(20)	(121)	(1)	(86)	(2)	(230)
Equity earnings from subsidiaries	210	198			(408)	—
Other equity earnings		17		47		64
Other expense, net		167	(11)	(305)	1	(148)

Earnings (loss) from continuing operations before income taxes	210	386	(130)	295	(408)	353
Provision for income taxes		(10)	2	(84)		(92)
Earnings (loss) from continuing operations	210	376	(128)	211	(408)	261
Loss from discontinued operations				(23)		(23)

Net earnings (loss)	210	376	(128)	188	(408)	238
Net earnings attributable to noncontrolling interests				(28)		(28)

Net earnings (loss) attributable to the Company	$210	$376	$(128)	$160	$(408)	$210

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$210	$376	$(128)	$188	$(408)	$238
Other comprehensive income (loss)	(394)	1		(347)	346	(394)
Total comprehensive income (loss)	(184)	377	(128)	(159)	(62)	(156)
Comprehensive income attributable to noncontrolling interests				(7)		(7)
Comprehensive income (loss) attributable to the Company	$(184)	$377	$(128)	$(166)	$(62)	$(163)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2013
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,883	$3	$5,081	$—	$6,967
Cost of goods sold		(1,555)	(18)	(4,063)		(5,636)

Gross profit	—	328	(15)	1,018	—	1,331

Research, engineering, selling, administrative and other		(112)	(83)	(373)		(568)
Net intercompany interest	20	(20)				—
Interest expense, net	(20)	(107)	(1)	(101)		(229)
Equity earnings from subsidiaries	337	154			(491)	—
Other equity earnings		16		51		67
Other expense, net		194	6	(321)		(121)

Earnings (loss) from continuing operations before income taxes	337	453	(93)	274	(491)	480
Provision for income taxes		(7)		(113)		(120)
Earnings (loss) from continuing operations	337	446	(93)	161	(491)	360
Loss from discontinued operations	(8)			(10)		(18)

Net earnings (loss)	329	446	(93)	151	(491)	342
Net earnings attributable to noncontrolling interests				(13)		(13)

Net earnings (loss) attributable to the Company	$329	$446	$(93)	$138	$(491)	$329

	Year ended December 31, 2013
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$329	$446	$(93)	$151	$(491)	$342
Other comprehensive income (loss)	385	2		(201)	193	379
Total comprehensive income (loss)	714	448	(93)	(50)	(298)	721
Comprehensive income attributable to noncontrolling interests				(7)		(7)
Comprehensive income (loss) attributable to the Company	$714	$448	$(93)	$(57)	$(298)	$714

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	318	$218	$194	$20	$750
Cash used in discontinued operating activities				(4)		(4)
Cash used in investing activities		(2,416)	(566)	(2,047)	2,281	(2,748)
Cash provided by (used in) financing activities		2,098	328	1,794	(2,301)	1,919
Effect of exchange rate change on cash				(30)		(30)
Net change in cash	—	—	(20)	(93)	—	(113)
Cash at beginning of period			29	483		512
Cash at end of period	$—	$—	$9	$390	$—	$399

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$—	$(70)	$7	$910	$(1)	$846
Cash used in discontinued operating activities	—	(19)	—	(4)	—	(23)
Cash used in investing activities	—	(74)	(4)	(377)	—	(455)
Cash provided by (used in) financing activities	—	163	(1)	(381)	1	(218)
Effect of exchange rate change on cash	—	—	—	(21)	—	(21)
Net change in cash	—	—	2	127	—	129
Cash at beginning of period	—	—	27	356	—	383
Cash at end of period	$—	$—	$29	$483	$—	$512

	Year ended December 31, 2013
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) continuing operating activities	$8	$375	$(43)	$520	$(2)	$858
Cash used in discontinued operating activities	(8)	—	—	(10)	—	(18)
Cash used in investing activities	—	(115)	(1)	(286)	—	(402)
Cash provided by (used in) financing activities	—	(260)	61	(282)	2	(479)
Effect of exchange rate change on cash	—	—	—	(7)	—	(7)
Net change in cash	—	—	17	(65)	—	(48)
Cash at beginning of period	—	—	10	421	—	431
Cash at end of period	$—	$—	$27	$356	$—	$383

Selected Quarterly Financial Data (unaudited)

The following tables present selected financial data by quarter for the years ended December 31, 2015 and 2014:

	2015
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,421	$1,543	$1,566	$1,626	$6,156
Gross profit	$268	$274	$276	$292	$1,110
Earnings (loss) from continuing operations attributable to the Company (a)	$71	$42	$18	$24	$155
Loss from discontinued operations attributable to the Company	—	(2)	(1)	(1)	(4)
Net earnings (loss) attributable to the Company	$71	$40	$17	$23	$151

(f)	Amounts management considers not representative of ongoing operations:

For the second quarter, included net charges totaling $55 million after-tax amount attributable to the Company.

For the third quarter, included net charges totaling $75 million after-tax amount attributable to the Company.

For the fourth quarter, included net charges totaling $40 million after-tax amount attributable to the Company.

	2014
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,639	$1,797	$1,745	$1,603	$6,784
Gross profit	$321	$358	$337	$237	$1,253
Earnings (loss) from continuing operations attributable to the Company (c)	$102	$134	$61	$(64)	$233
Loss from discontinued operations attributable to the Company	(1)	(20)	(1)	(1)	(23)
Net earnings (loss) attributable to the Company	$101	$114	$60	$(65)	$210

(g)	Amounts management considers not representative of ongoing operations:

For the third quarter, included net charges totaling $63 million after-tax amount attributable to the Company.

For the fourth quarter, included net charges totaling $140 million after -tax amount attributable to the Company.

.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on the foregoing, management concluded that there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting. Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

The management of Owens‑Illinois Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

The Company acquired the Vitro Business on September 1, 2015, which represented approximately 4% of total net sales and approximately 26% of the Company’s total assets as of December 31, 2015. As the Vitro Acquisition was completed during the third quarter of 2015, the scope of the Company’s assessment of the effectiveness of its internal control over financial reporting does not include the Vitro Business. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting from the Company’s assessment of its internal control may be omitted from the scope of the Company’s assessment of its internal control over financial reporting for twelve months following the date of acquisition.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2016 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(h)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 41 hereof.
2.	See Quarterly Results (Unaudited) beginning on page 93 hereof.
3.	Financial Statement Schedule.
10‑K Page
For the years ended December 31, 2015, 2014, and 2013:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	102
4.	See Exhibit Index beginning on page 97 hereof.

EXHIBIT INDEX

S-K Item 601 No.		Document
3.1	—	Certificate of Incorporation of OI Group, Inc., dated as of March 10, 1987 (filed as Exhibit 3.95 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).
3.2	—

Certificate of Amendment of Certificate of Incorporation of OI Group, Inc., dated as of March 24, 1987 (filed as Exhibit 3.96 to Owens-Illinois Group, Inc.’s Form S-4, File No. 333-85690, and incorporated herein by reference).

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

Form of Bylaws for Owens-Illinois Group, Inc. (filed as Exhibit 3.117 to Owens-Illinois Group, Inc.’s Amendment No. 2 to Form S-4 filed May 30, 2002, File No. 333-85690, and incorporated herein by reference).

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

4.5	—

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

S-K Item 601 No.		Document
4.6	—

Indenture dated as of December 3, 2014, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 2022 Senior Notes and the form of 2025 Senior Notes (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated December 3, 2014, File No. 33-13061, and incorporated herein by reference).

4.7	—

Indenture dated as of August 24, 2015, by and among Owens-Brockway Glass Container Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of 2023 Senior Notes and the form of 2025 Senior Notes (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated August 24, 2015, File No. 33-13061, and incorporated herein by reference).

4.8	—

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

4.9	—

Amendment No. 1, dated July 24, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 10-Q for the quarter ended September 30, 2015, File No. 33-13061, and incorporated herein by reference).

4.10	—

Amendment No. 2, dated September 1, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.1 to Owens-Illinois Group, Inc.’s Form 8-K dated September 1, 2015, File No. 33-13061, and incorporated herein by reference).

4.11	—

Amendment No. 3, dated September 29, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.4 to Owens-Illinois Group, Inc.’s Form 10-Q for the quarter ended September 30, 2015, File No. 33-13061, and incorporated herein by reference).

4.12	—

Amendment No. 4, dated February 3, 2016, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated February 3, 2016,  File No. 33-13061, and incorporated herein by reference).

S-K Item 601 No.		Document
4.13	—

First Incremental Amendment, dated September 1, 2015, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 10.2 to Owens-Illinois Group, Inc.’s  Form 8-K dated September 1, 2015, File No. 33-13061, and incorporated herein by reference).

4.14	—

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

4.15	—

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

S-K Item 601 No.		Document
10.22*	—

Form of Non-Qualified Stock Option Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

10.23*	—

Form of Restricted Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

10.24*	—

Form of Performance Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.3 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

10.25*	—	Owens-Illinois, Inc. Executive Severance Policy (filed as Exhibit 10.4 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).
10.26*	—

Letter Agreement dated March 7, 2015, between Owens-Illinois, Inc. and Stephen P. Bramlage, Jr. (filed as Exhibit 10.5 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).

10.27*	—

Letter Agreement signed November 20, 2015, between Owens-Illinois, Inc. and Jan Bertsch (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 8-K dated November 23, 2015, File No. 1-9576, and incorporated herein by reference).

12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois Group, Inc. (filed herewith).
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (furnished herewith).
31.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (furnished herewith).
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 (filed herewith).
101	—

Financial statements from the Annual Report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owners’ Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)

Financial statements of Owens‑Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2015 and 2014, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2015, 2014 and 2013.

2)

Financial statements of Owens‑Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2015 and 2014, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2015, 2014 and 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens‑Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Toledo, Ohio February 16, 2016

Owens‑Brockway Packaging, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2015	2014	2013
Net sales	$6,156	$6,784	$6,967
Cost of goods sold	(5,060)	(5,523)	(5,621)
Gross profit	1,096	1,261	1,346
Selling and administrative expense	(389)	(412)	(429)
Research, development and engineering expense	(64)	(63)	(62)
Equity earnings	60	64	67
Interest expense, net	(232)	(210)	(210)
Other expense, net	(77)	(138)	(123)
Earnings from continuing operations before income taxes	394	502	589
Provision for income taxes	(101)	(93)	(120)
Earnings from continuing operations	293	409	469
Loss from discontinued operations	(4)	(4)	(10)
Net earnings	289	405	459
Net earnings attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	$266	$377	$446
Amounts attributable to the Company:
Earnings from continuing operations	$270	$381	$456
Loss from discontinued operations	(4)	(4)	(10)
Net earnings	$266	$377	$446

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2015	2014	2013
Net earnings	$289	$405	$459
Other comprehensive income (loss):
Foreign currency translation adjustments	(529)	(305)	(232)
Pension and other postretirement benefit adjustments, net of tax	13	112	35
Change in fair value of derivative instruments, net of tax	(6)	1	2
Other comprehensive income (loss)	(522)	(192)	(195)
Total comprehensive income (loss)	(233)	213	264
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(7)
Comprehensive income (loss) attributable to the Company	$(240)	$206	$257

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2015	2014
Assets
Current assets:
Cash and cash equivalents	$394	$483
Trade receivables, net of allowances of $29 million and $34 million at December 31, 2015 and 2014, respectively	562	550
Inventories	1,007	1,035
Prepaid expenses and other current assets	352	249
Total current assets	2,315	2,317
Other assets:
Equity investments	409	427
Pension assets	32	22
Other assets	527	606
Intangibles	597
Goodwill	2,489	1,893
Total other assets	4,054	2,948
Property, plant and equipment:
Land, at cost	248	221
Buildings and equipment, at cost:
Buildings and building equipment	1,080	1,055
Factory machinery and equipment	4,520	4,296
Transportation, office and miscellaneous equipment	68	85
Construction in progress	236	160
Net property, plant and equipment	6,152	5,817
Less accumulated depreciation	3,221	3,405
Net property, plant and equipment	2,931	2,412
Total assets	$9,300	$7,677

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2015	2014
Liabilities and Share Owner’s Equity
Current liabilities:
Accounts payable including amount to related parties of $3 ($14 in 2014)	$1,200	$1,128
Salaries and wages	139	135
U.S. and foreign income taxes	34	43
Other accrued liabilities	332	322
Short-term loans	160	127
Long-term debt due within one year	67	359
Total current liabilities	1,932	2,114
External long-term debt	5,087	2,698
Deferred taxes	200	133
Pension benefits	224	230
Nonpension postretirement benefits	66	78
Other liabilities	186	207
Share owner’s equity:
Investment by and advances from Parent	2,311	2,408
Accumulated other comprehensive loss	(814)	(308)
Total share owner’s equity of the Company	1,497	2,100
Noncontrolling interests	108	117
Total share owner’s equity	1,605	2,217
Total liabilities and share owner’s equity	$9,300	$7,677

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

		Accumulated
	Investment by and	Other	Non-	Total Share
	Advances from	Comprehensive	controlling	Owner’s
	Parent	Income (Loss)	Interests	Equity
Balance on January 1, 2013	2,142	52	174	2,368
Net intercompany transactions	(283)			(283)
Net earnings	446		13	459
Other comprehensive loss		(189)	(6)	(195)
Contribution from noncontrolling interests			5	5
Distributions to noncontrolling interests			(22)	(22)
Deconsolidation of subsidiary			(17)	(17)
Balance on December 31, 2013	2,305	(137)	147	2,315
Net intercompany transactions	(274)			(274)
Net earnings	377		28	405
Other comprehensive loss		(171)	(21)	(192)
Distributions to noncontrolling interests			(37)	(37)
Balance on December 31, 2014	2,408	(308)	117	2,217
Net intercompany transactions	(345)			(345)
Net earnings	266		23	289
Other comprehensive loss		(506)	(16)	(522)
Distributions to noncontrolling interests			(22)	(22)
Acquisitions of noncontrolling interests	(18)		6	(12)
Balance on December 31, 2015	$2,311	$(814)	$108	$1,605

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2015	2014	2013
Operating activities:
Net earnings	$289	$405	$459
Loss from discontinued operations	4	4	10
Non-cash charges (credits):
Depreciation	319	331	345
Amortization of intangibles and other deferred items	77	75	40
Amortization of finance fees and debt discount	14	20	32
Deferred tax benefit	7	(18)	(3)
Restructuring, asset impairment and related charges	63	76	119
Non-income tax charge		69
Acquisition-related fair value inventory adjustments	22
Acquisition-related fair value intangible adjustments	10
Other	126	(91)	36
Cash paid for restructuring activities	(38)	(58)	(78)
Change in non-current assets and liabilities	(117)	(25)	(134)
Change in components of working capital	101	158	124
Cash provided by continuing operating activities	877	946	950
Cash utilized in discontinued operating activities	(4)	(4)	(10)
Total cash provided by operating activities	873	942	940
Investing activities:
Additions to property, plant and equipment	(400)	(369)	(360)
Acquisitions, net of cash acquired	(2,351)	(113)	(4)
Net cash proceeds related to sale of assets and other	1	16	10
Net activity for non-controlling partner loans		9	(16)
Deconsolidation of subsidiary			(32)
Net foreign exchange derivative activity	4
Cash utilized in investing activities	(2,746)	(457)	(402)
Financing activities:
Additions to long-term debt	4,538	1,226	768
Repayments of long-term debt	(2,317)	(1,100)	(1,040)
Increase (decrease) in short-term loans	51	(139)	8
Net receipts from (distribution to) parent	(346)	(276)	(307)
Payment of finance fees	(90)	(11)	(7)
Contribution from noncontrolling interests			5
Distributions to noncontrolling interests	(22)	(37)	(22)
Cash utilized in financing activities	1,814	(337)	(595)
Effect of exchange rate fluctuations on cash	(30)	(21)	(7)
Increase (decrease) in cash	(89)	127	(64)
Cash at beginning of year	483	356	420
Cash at end of year	$394	$483	$356

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions, except per share amounts

1. Significant Accounting Policies

Basis of Consolidated Statements The consolidated financial statements of Owens‑Brockway Packaging, Inc. (the “Company”) include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost. The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

Relationship with Owens‑Illinois Group, Inc. and Owens‑Illinois, Inc. The Company is a 100%‑owned subsidiary of Owens‑Illinois Group, Inc. (“OI Group”) and an indirect subsidiary of Owens‑Illinois, Inc. (“OI Inc.”). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos‑related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries. The Company has glass container operations located in 23 countries. The principal markets and operations for the Company’s products are in Europe, North America, Latin America and Asia Pacific.

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

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

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

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

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

Presentation of Debt Issuance Costs - In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (asset). In the third quarter 2015, the Company elected to adopt this new guidance.

As a result of the adoption of ASU No. 2015-03 certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations for any period. Previously, the Company had classified these debt issuance costs as an asset in “other assets”. Accordingly, the Company has revised the classification to report these debt issuance costs under the “long-term debt” caption on the balance sheet. For the period ended December 31, 2014, the total of debt issuance costs that was previously classified as “other assets” was $15 million.

Business Combinations – In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This standard allows for the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting periods in which the adjustment amounts are determined. The Company elected to adopt this new guidance as of the third quarter of 2015.

Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company elected to adopt this new guidance prospectively in the fourth quarter of 2015. Prior periods were not retrospectively adjusted.

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

Stock Options

In general, subject to change in control, options become exercisable 25% per year beginning on the first anniversary of grant. No options may be exercised in whole or in part during the first year after the date granted.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

In general, options expire following termination of employment or the seventh anniversary of the option grant. The fair value of options is amortized over the vesting periods which range from one to four years.

Restricted Shares and Restricted Share Units

Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of the Company’s common stock for each unit.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

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

As discussed in Note 21, costs incurred under these plans by OI Inc. related to stock‑based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2. Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, Latin America and Asia Pacific.  In connection with the Company’s acquisition (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia (the “Vitro Business”) on September 1, 2015 (see Note 17), the Company has renamed the former South America segment to the Latin America segment. This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported within Other.  These include licensing, equipment manufacturing, global engineering, and certain equity investments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

ongoing operations.  The Company’s management uses segment operating profit, in combination with selected cash flow information, to evaluate performance and to allocate resources.  Segment operating profit for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of specific services provided.

Financial information regarding the Company’s reportable segments is as follows:

	2015	2014	2013
Net sales:
Europe	$2,324	$2,794	$2,787
North America	2,039	2,003	2,002
Latin America	1,064	1,159	1,186
Asia Pacific	671	793	966
Reportable segment totals	6,098	6,749	6,941
Other	58	35	26
Net sales	$6,156	$6,784	$6,967

	2015	2014	2013
Segment operating profit:
Europe	$209	$353	$305
North America	265	240	307
Latin America	183	227	204
Asia Pacific	83	88	131
Reportable segment totals	740	908	947
Items excluded from segment operating profit:
Other	2	(1)	(29)
Restructuring, asset impairment and other charges	(80)	(91)	(119)
Strategic transaction costs	(4)
Acquisition-related fair value inventory adjustments	(22)
Acquisition-related fair value intangible adjustments	(10)
Non-income tax charge		(69)
Pension Settlement charges		(35)
Interest expense, net	(232)	(210)	(210)
Earnings (loss) from continuing operations
before income taxes	$394	$502	$589

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

					Reportable
		North	Latin	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets:
2015	$2,902	$2,492	$2,807	$917	$9,118	$182	$9,300
2014	3,215	1,963	1,300	1,018	7,496	181	7,677
2013	3,494	1,986	1,467	1,149	8,096	89	8,185
Equity investments:
2015	$78	$22	$—	$145	$245	$164	$409
2014	81	24		153	258	169	427
2013	84	25		155	264	51	315
Equity earnings:
2015	$16	$19	$—	$7	$42	$18	$60
2014	19	17		4	40	24	64
2013	17	16		10	43	24	67
Capital expenditures:
2015	$164	$97	$89	$50	$400	$—	$400
2014	188	89	55	34	366	3	369
2013	130	100	80	36	346	14	360
Depreciation and amortization expense:
2015	$120	$128	$107	$40	$395	$1	$396
2014	140	131	79	53	403	3	406
2013	139	110	72	62	383	2	385

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2015	$704	$2,227	$2,931
2014	678	1,734	2,412
2013	651	1,946	2,597

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2015	$1,939	$4,217	$6,156
2014	1,852	4,932	6,784
2013	1,809	5,158	6,967

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2015—10%, 2014—11%, 2013—11%).

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

3. Inventories

Major classes of inventory are as follows:

	2015	2014
Finished goods	$858	$884
Raw materials	113	110
Operating supplies	36	41
	$1,007	$1,035

4. Equity Investments

At December 31, 2015 the Company’s ownership percentage in equity associates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA (“VeMe”)	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

In 2014, the Company entered into the COV joint venture with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico.

In 2013, changes were made to the VeMe joint venture agreement that resulted in the Company relinquishing control of the joint venture and, therefore, deconsolidating the entity. No gain or loss was recognized related to the deconsolidation as the fair value of the entity was equal to the carrying amount of the entity’s assets and liabilities. The fair value, which the Company classified as Level 3 in the fair value hierarchy, was computed using a discounted cash flow analysis based on projected future cash flows of the joint venture.

Summarized information pertaining to the Company’s equity associates follows:

	2015	2014	2013
Equity in earnings:
Non-U.S.	$23	$23	$27
U.S.	37	41	40
Total	$60	$64	$67
Dividends received	$53	$54	$67

Summarized combined financial information for equity associates is as follows (unaudited):

	2015	2014
At end of year:
Current assets	$430	$479
Non-current assets	959	718
Total assets	1,389	1,197
Current liabilities	203	217
Other liabilities and deferred items	211	191
Total liabilities and deferred items	414	408
Net assets	$975	$789

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	2015	2014	2013
For the year:
Net sales	$719	$752	$699
Gross profit	$193	$198	$185
Net earnings	$139	$150	$149

The Company made purchases of approximately $161 million and $188 million from equity affiliates in 2015 and 2014, respectively, and owed approximately $66 million and $79 million to equity affiliates as of December 31, 2015 and 2014, respectively.

There is a difference of approximately $18 million as of December 31, 2015, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2013	1,006	743	325	5	2,079
Translation effects	38	(9)	(49)		(20)
Balance as of December 31, 2013	1,044	734	276	5	2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	926	723	239	5	1,893
Acquisitions		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	$840	$1,020	$624	$5	$2,489

The acquired goodwill in 2015 primarily relates to the Vitro Acquisition (see Note 17).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2015, 2014 and 2013.

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

During the fourth quarter of 2015, the Company completed its annual impairment testing and determined that no impairment existed.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Intangible assets

On September 1, 2015, the Company acquired customer list intangibles as part of the Vitro Acquisition (see Note 17). The intangibles consist of the following at December 31, 2015:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Translation Effects	Net Carrying Amount
Definite-lived intangible assets
Customer list intangibles	$635	$(26)	$(12)	$597

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Amortization expense for intangible assets was $26 million, $0 million and $0 million for the years ended December 31, 2015, 2014, 2013, respectively. Estimated amortization related to intangible assets through 2020 is as follows: 2016, $42 million; 2017, $45 million; 2018, $44 million; 2019, $44 million; and 2020, $42 million. No impairment existed on these assets at December 31, 2015.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following at December 31, 2015 and 2014:

	2015	2014
Prepaid expenses	$42	$52
Value added taxes	195	71
Other	115	126
	$352	$249

In conjunction with the Vitro Acquisition, part of the total consideration paid by the Company relates to a value added tax receivable of approximately $143 million. This amount is included in “Value added taxes” above and is expected to be refunded to the Company in approximately twelve months.

Other assets (noncurrent) consist of the following at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets	$177	$203
Deferred returnable packaging costs	110	126
Repair part inventories	118	107
Value added taxes	17	58
Capitalized software	86	101
Deferred finance fees	6	7
Other	13	4
	$527	$606

7. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of natural gas forwards and foreign exchange option and forward contracts.  The Company uses an income approach to value these contracts.  Natural

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2015 and 2014, the Company had entered into commodity forward contracts covering approximately 7,300,000 MM BTUs and 450,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2015 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of $4 million at December 31, 2015 and an unrecognized loss of less than $1 million at December 31, 2014 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2015 and 2014 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

			Amount of Gain (Loss) reclassified
Amount of Gain (Loss) recognized in			from Accumulated OCI into Income
OCI on Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2015	2014	2013	2015	2014	2013
$(4)	$3	$1	$(1)	$2	$(1)

Foreign Exchange Derivative Contracts and not Designated as Hedging Instruments

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

At December 31, 2015 and 2014, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $790 million and $524 million, respectively, related primarily to intercompany transactions and loans.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Amount of Gain
	(Loss) Recognized in
Location of Gain (Loss)	Income on Foreign
Recognized in Income on	Exchange Contracts
Foreign Exchange Contracts	2015	2014	2013
Other expense	$10	$(8)	$(28)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2015 and 2014:

	Fair Value
	Balance Sheet
	Location	2015	2014
Asset Derivatives:
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	a	$14	$10
Total asset derivatives		$14	$10
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$—
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	c	2	4
Total liability derivatives		$5	$4

8. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations, reduce future expenses and other market factors.  The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges.  The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

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

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs (as in the case of the European Asset Optimization and Asia Pacific Restructuring programs below) are presented separately.  Minor initiatives are presented on a combined basis as Other Restructuring Actions. These restructuring initiatives taken by the Company are not related to the European Asset Optimization program or the Asia Pacific restructuring plan. When charges related to major programs are completed, remaining accrual balances are classified with Other Restructuring Actions.

European Asset Optimization

Since 2011, the Company has implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involved making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $0 million in 2015, $1 million in 2014 and $16 million in 2013 for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company does not expect to execute any further actions under this program and recorded total cumulative charges of $127 million.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $5 million, $73 million and $49 million for the years ended 2015, 2014 and 2013, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities. The Company has recorded total cumulative charges of $220 million under this program.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2015 of $58 million. These charges primarily related to employee costs, write-down of assets and other exit costs totaling $14 million for a plant closure and furnace closure in Latin America, $38 million for a plant closure in North America and $6 million for other restructuring actions. In 2014, the Company took certain other restructuring actions and recorded charges of $2 million for employee costs related to global headcount reduction initiatives. In 2013, there were charges of $16 million for employee costs related to the closure of flat glass operations in Latin America, $13 million for employee costs related to global headcount reduction initiatives, and $3 million for miscellaneous other costs.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2014	$30	$20	$64	$114
2014 charges	1	73	2	76
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(12)	(20)	(26)	(58)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(8)	(4)	(19)
Balance at December 31, 2014	12	12	36	60
2015 charges		5	58	63
Write-down of assets to net realizable value		(4)	(27)	(31)
Net cash paid, principally severance and related benefits	(5)	(5)	(28)	(38)
Other, including foreign exchange translation	(4)	(1)	(6)	(11)
Balance at December 31, 2015	$3	$7	$33	$43

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2015, the Company’s estimates include approximately $29 million for employee benefits costs, $7 million for environmental remediation costs, and $7 million for other exit costs.

9. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for a substantial number of employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $24 million in 2015, $19 million in 2014 and $48 million in 2013.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $27 million in 2015, $17 million in 2014 and $13 million in 2013.

The Company also has defined benefit pension plans covering a substantial number of employees in several non‑U.S. jurisdictions. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. The Company’s defined benefit pension plans use a December 31 measurement date.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The changes in the non‑U.S. pension plans benefit obligations for the year were as follows:

	2015	2014
Obligations at beginning of year	$1,311	$1,866
Change in benefit obligations:
Service cost	15	23
Interest cost	44	69
Actuarial (gain) loss, including the effect of change in discount rates	(9)	131
Curtailment and plan amendment		(567)
Acquisitions	37
Participant contributions	1	5
Benefit payments	(58)	(91)
Foreign currency translation	(131)	(125)
Net change in benefit obligations	(101)	(555)
Obligations at end of year	$1,210	$1,311

The changes in the fair value of the non‑U.S. pension plans’ assets for the year were as follows:

	2015	2014
Fair value at beginning of year	$1,094	$1,578
Change in fair value:
Actual gain on plan assets	42	188
Benefit payments	(58)	(91)
Employer contributions	15	28
Participant contributions	1	5
Acquisitions	22
Settlements		(519)
Foreign currency translation	(104)	(94)
Other		(1)
Net change in fair value of assets	(82)	(484)
Fair value at end of year	$1,012	$1,094

The funded status of the non‑U.S. pension plans at year end was as follows:

	2015	2014
Plan assets at fair value	$1,012	$1,094
Projected benefit obligations	1,210	1,311
Plan assets less than projected benefit obligations	(198)	(217)
Items not yet recognized in pension expense:
Actuarial loss	320	347
Prior service credit	(1)
	319	347
Net amount recognized	$121	$130

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2015 and 2014 as follows (amounts are pretax):

	2015	2014
Pension assets	$32	$22
Current pension liability, included with Other accrued liabilities	(6)	(9)
Pension benefits	(224)	(230)
Accumulated other comprehensive loss	319	347
Net amount recognized	$121	$130

The accumulated benefit obligation for all defined benefit pension plans was $1,146 million and $1,234 million at December 31, 2015 and 2014, respectively.

	2015	2014
Current year actuarial (gain) loss	$15	$(23)
Amortization of actuarial loss	(15)	(20)
Amortization of prior service credit		2
Curtailment and plan amendment		22
Settlement		(64)
	—	(83)
Translation	(31)	(32)
	$(31)	$(115)

The components of the non‑U.S. pension plans’ net pension expense were as follows:

	2015	2014	2013
Service cost	$15	$23	$33
Interest cost	44	69	72
Expected asset return	(67)	(86)	(91)
Amortization:
Actuarial loss	15	18	28
Prior service credit		—	(1)
Net amortization	15	18	27
Net expense	$7	$24	$41

The Company settled the liability associated with its pension plan in the Netherlands which resulted in a non-cash charge of approximately $35 million in the fourth quarter of 2014. Pension expense excludes $3 million and $6 million of pension settlement costs that were recorded in restructuring expense in 2014 and 2013, respectively. The table above excludes these charges.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2015:

Amortization:
Actuarial loss	$13
Prior service cost
Net amortization	$13

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value		Fair Value of
	of Plan Assets		Plan Assets
	2015	2014	2015	2014
Projected benefit obligations	$876	$1,049	$876	$1,049
Accumulated benefit obligation	850	1,023	850	1,023
Fair value of plan assets	645	810	645	810

The weighted average assumptions used to determine benefit obligations were as follows:

	2015	2014
Discount rate	3.82%	3.65%
Rate of compensation increase	2.84%	2.89%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2015	2014	2013
Discount rate	3.65%	4.14%	3.89%
Rate of compensation increase	2.89%	3.31%	3.08%
Expected long-term rate of return on assets	7.21%	7.23%	6.34%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2015, the Company’s weighted average expected long‑term rate of return on assets was 7.23% for the non‑U.S. plans. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long‑term inflation assumptions. The Company also considered its historical 10‑year average return (through December 31, 2014), which was in line with the expected long‑term rate of return assumption for 2015.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets of the group trust and the Company’s non‑U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short‑term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2015 and 2014:

	2015			2014			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$30	$—	$—	$14	$—	$—
Equity securities	278	176		343	200	—	45	-	55%
Debt securities	329	111		364	119	2	40	-	50%
Real estate		53	5		30	3	0	-	10%
Other		24	6		19		0	-	10%
Total assets at fair value	$637	$364	$11	$721	$368	$5

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2015	2014
Beginning balance	$5	$8
Net increase (decrease)	6	(3)
Ending balance	$11	$5

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2015.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non‑U.S. defined benefit pension plans of approximately $22 million in 2016.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2016	$59
2017	55
2018	56
2019	58
2020	60
2021 - 2025	331

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $2 million, $1 million, and $3 million at December 31, 2015, 2014, and 2013, respectively.

The Company also has postretirement benefit plans covering substantially all employees in Canada. The following tables relate to the Company’s postretirement benefit plans in Canada.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The changes in the postretirement benefit obligations for the year were as follows:

	2015	2014
Obligations at beginning of year	$81	$90
Change in benefit obligations:
Service cost	1	1
Interest cost	3	4
Actuarial (gain) loss, including the effect of changing discount rates	(1)	(2)
Benefit payments	(3)	(3)
Foreign currency translation	(13)	(7)
Other		(2)
Net change in benefit obligations	(13)	(9)
Obligations at end of year	$68	$81

The funded status of the postretirement benefit plans at year end was as follows:

	2015	2014
Postretirement benefit obligations	$(68)	$(81)
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(3)	(3)
Net amount recognized	$(71)	$(84)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Current nonpension postretirement benefit, included with Other accrued liabilities	$(2)	$(3)
Nonpension postretirement benefits	(66)	(78)
Accumulated other comprehensive loss	(3)	(3)
Net amount recognized	$(71)	$(84)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2015 and 2014 as follows (amounts are pretax):

	2015	2014
Current year actuarial (gain) loss	$—	$(1)

The components of the net postretirement benefit cost for the year were as follows:

	2015	2014	2013
Service cost	$1	$1	$1
Interest cost	3	4	4
Net postretirement benefit cost	$4	$5	$5

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2015	2014	2013
Accumulated post retirement benefit obligation	3.80%	3.75%	4.47%
Net postretirement benefit cost	3.75%	4.47%	3.89%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2015	2014
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	11	(9)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2016	$3
2017	3
2018	3
2019	3
2020	3
2021 - 2025	16

Other U.S. hourly retirees receive health and life insurance benefits from a multi‑employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2015, 2014 and 2013. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10. Income Taxes

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2015	2014	2013
U.S.	$125	$231	$340
Non-U.S.	269	271	249
	$394	$502	$589

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Discontinued operations	2015	2014	2013
U.S.	$—	$—	$—
Non-U.S.	(4)	(4)	(10)
	$(4)	$(4)	$(10)

The provision (benefit) for income taxes consists of the following:

	2015	2014	2013
Current:
U.S.	$9	$8	$7
Non-U.S.	85	103	116
	94	111	123
Deferred:
U.S.	5	—	—
Non-U.S.	2	(18)	(3)
	7	(18)	(3)
Total:
U.S.	14	8	7
Non-U.S.	87	85	113
Total	$101	$93	$120

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2015	2014	2013
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$138	$177	$206
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates under U.S. rates	(12)	(22)	(18)
Changes in valuation allowance	21	(24)	(38)
Withholding tax, net	18	18	22
Non-deductible acquisition costs
U.S. tax on intercompany dividends and interest	16	1	3
U.S. tax consolidation benefit	(70)	(47)	(51)
Tax exempt income	(3)	(5)	(6)
Tax law changes	(3)		6
Tax credit	(13)	(3)	(2)
State tax
Other items	9	(2)	(2)
Provision for income taxes	$101	$93	$120

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Accrued postretirement benefits	$18	$21
Foreign tax credit	389	376
Operating and capital loss carryovers	296	334
Other credit carryovers	13	12
Accrued liabilities	68	67
Pension liability	27	29
Other	38	49
Total deferred tax assets	849	888
Deferred tax liabilities:
Property, plant and equipment	112	114
Intangibles and deferred software	131	34
Other	26	41
Total deferred tax liabilities	269	189
Valuation allowance	(603)	(595)
Net deferred taxes	$(23)	$104

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Prepaid expenses	$—	$34
Other assets	177	203
Deferred taxes	(200)	(133)
Net deferred taxes	$(23)	$104

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

At December 31, 2015, before valuation allowance, the Company had unused foreign tax credits of $389 million expiring in 2017 through 2025, and research tax credit of $14 million expiring from 2019 to 2035, which will be available to offset future income tax. Approximately $145 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $151 million expiring between 2016 and 2035.

At December 31, 2015, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.5 billion. The Company intends to reinvest these earnings indefinitely in the non‑U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

payable should these earnings be distributed. Deferred taxes are provided for earnings of non‑U.S. jurisdictions when the Company plans to remit those earnings.

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

The Company has recognized tax benefits as a result of incentives in certain non‑U.S. jurisdictions which expire in 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at January 1	$77	$100	$97
Additions and reductions for tax positions of prior years	1	(13)	(3)
Additions based on tax positions related to the current year	10	10	9
Reductions due to the lapse of the applicable statute of limitations	(5)	(8)	(2)
Reductions due to settlements	(1)	(1)
Foreign currency translation	(8)	(11)	(1)
Balance at December 31,	$74	$77	$100
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$67	$70	$92
Accrued interest and penalties at December 31	$25	$29	$35
Interest and penalties included in tax expense for the years ended December 31	$(1)	$(2)	$1

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonable possible that the estimated liability could decrease up to $47 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, France, Germany, Indonesia, and Italy. The years under examination range from 2004 through 2013. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made. During 2015, the Company concluded income tax audits in several jurisdictions, including Argentina, Germany, Italy, Peru and Poland.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

11. External Debt

The following table summarizes the external long‑term debt of the Company at December 31, 2015 and 2014:

	2015	2014
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,546
Term Loan A (€279 million at December 31, 2015)	301
Term Loan B	563
Previous Secured Credit Agreement:
Term Loans:
Term Loan B (USD tranche)		404
Term Loan C (CAD tranche)		70
Term Loan D (EUR tranche)		103
Senior Notes:
3.00%, Exchangeable, due 2015		18
7.375%, due 2016		594
6.75%, due 2020 (€500 million)	542	603
4.875%, due 2021 (€330 million)	357	397
5.00%, due 2022	494	493
5.875%, due 2023	680
5.375%, due 2025	296	295
6.375%, due 2025	293
Capital Leases	52	51
Other	30	29
Total long-term debt	5,154	3,057
Less amounts due within one year	67	359
Long-term debt	$5,087	$2,698

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016. The Company recorded $42 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in 2015.

In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 17), the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition, on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the “incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

At December 31, 2015, the Agreement, as amended by Amendment No. 2 and the Incremental Amendment (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,546 million net of debt issuance costs), and a €279 million term loan A facility ($301 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($563 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At December 31, 2015, the Company had unused credit of $872 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2015 was 2.37%.

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

The Amended Agreement also contains one financial maintenance covenant, a Total Leverage Ratio, that requires the Company as of the last day of a fiscal quarter not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement.  The maximum Total Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters commencing on and following the consummation of certain qualifying acquisitions as defined in the Amended Agreement.  In connection with the Vitro Acquisition on September 1, 2015, the Company elected to increase such maximum Total Leverage Ratio to 4.5x for the four fiscal quarters ending June 30, 2016. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum.

On February 3, 2016, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Amended Agreement, which provided for an increase in the maximum Total Leverage Ratio for purposes of the financial covenant in the Amended Agreement of up to 5.0x for the three fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 4.50x for the four fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 and stepping down to 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter ending thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement as amended by Amendment No. 4.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement as amended by Amendment No. 4 and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2015, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement as amended by Amendment No. 4 will not be adversely affected by the covenants and restrictions.

The interest rates on borrowings under the Amended Agreement are, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Amended Agreement, plus an applicable margin.  The applicable margin for the term loan A facility and the revolving credit facility is linked to the Company’s Total Leverage Ratio and ranges from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Total Leverage Ratio.  The applicable margin for the term loan B facility is 2.75%

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

for Eurocurrency Rate loans and 1.75% for Base Rate loans. The incremental term loan B facility is subject to a LIBOR floor of 0.75%.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (together with the Senior Notes due 2022, the “2014 Senior Notes”).  The 2014 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2014 Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase in a tender offer $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company has a €185 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program as of December 31, 2015 and 2014 is as follows:

	2015	2014
Balance (included in short-term loans)	$158	$122
Weighted average interest rate	1.21%	1.41%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2020 are as follows:  2016, $67 million; 2017, $84 million; 2018, $108 million; 2019, $107 million; and 2020, $2,091 million.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Fair values at December 31, 2015, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$547	$116.75	$639
4.875%, due 2021 (€330 million)	361	109.19	394
5.00%, due 2022	500	98.25	491
5.875%, due 2023	700	101.00	707
5.375%, due 2025	300	101.50	305
6.375%, due 2025	300	97.50	293

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

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

adjustments. The net effect of exchange rate fluctuations generally reflects changes in the relative strength of the U.S. dollar against major foreign currencies between the beginning and end of the year.

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total
		Change in				Accumulated
	Net Effect of	Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2014	$229	$1		$(367)		$(137)
Change before reclassifications	(284)	3		136		(145)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	18	(b)	16
Translation effect				(32)		(32)
Tax effect				(10)		(10)
Other comprehensive income attributable to the Company	(284)	1		112		(171)
Balance on December 31, 2014	(55)	2		(255)		(308)
Change before reclassifications	(513)	(4)		27		(490)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	15	(b)	14
Translation effect				(31)		(31)
Tax effect		(1)		2		1
Other comprehensive income attributable to the Company	(513)	(6)		13		(506)
Balance on December 31, 2015	$(568)	$(4)		$(242)		$(814)

(a)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

14. Other Expense, net

Other expense, net for the years ended December 31, 2015, 2014, and 2013 included the following:

	2015	2014	2013
Restructuring, asset impairment and other charges	$75	$68	$97
Strategic transaction costs	4
Acquisition-related fair value intangible adjustments	10
Non-income tax charge		69
Charge for Argentina impairment			22
Foreign currency exchange loss (gain)	(10)	(2)	9
Other expense (income)	(2)	3	(5)
	$77	$138	$123

In 2014, the Company recorded a charge of $69 million resulting from a non-income tax assessment from a foreign tax authority.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

15. Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $68 million in 2015, $53 million in 2014 and $69 million in 2013. Minimum future rentals under operating leases are as follows: 2016, $77 million; 2017, $74 million; 2018, $68 million; 2019, $60 million; 2020, $61 million; and 2021 and thereafter, $35 million.

16. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2015	2014	2013
Decrease (increase) in current assets:
Receivables	$(20)	$83	$19
Inventories	(13)	(27)	(29)
Prepaid expenses	(8)	29	6
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	139	48	126
Salaries and wages	16	12	(5)
U.S. and foreign income taxes	(13)	13	7
	$101	$158	$124

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2015 and 2014, the amount of receivables sold by the Company was $317 million and $276 million, respectively. Any continuing involvement with the sold receivables is immaterial.

	2015	2014	2013
Interest paid in cash	$207	$179	$185
Income taxes paid in cash (all non-U.S)	101	101	128

Cash interest for the years ended December 31, 2015, 2014 and 2013 includes $32 million, $9 million and $12 million of note repurchase premiums, respectively.

17.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country, manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $258 million of net sales and $46 million of segment operating profit through December 31, 2015.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from its recently completed senior notes offering, cash on hand and the incremental term loan facilities (see Note 11).

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller in the first half of 2016.  The purchase

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

price allocation has not been finalized as of December 31, 2015, because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The Company expects that the purchase price allocation process will be completed no later than the third quarter of 2016.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on September 1, 2015 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	September 1, 2015	Measurement Period Adjustments	December 31, 2015
Cash	$17	$—	$17
Other current assets	344		344
Goodwill	1,073	(285)	788
Customer list intangibles	406	229	635
Net property, plant and equipment	597	56	653
Total assets	2,437	—	2,437

Current liabilities	93	10	103
Long-term debt	11		11
Long-term liabilities	36	(10)	26
Net assets acquired	$2,297	$—	$2,297

The fair value of the tangible assets was estimated utilizing income and market approaches, considering remaining useful life. The customer list intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer list intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. The Vitro Acquisition goodwill is not deductible for tax purposes.

The provisional balance sheet adjustments identified above did not result in any significant adjustments to the previous period’s income statement.

18.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 17 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As		Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$270	$75	$(46)	$299

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	Year Ending December 31, 2014
	As		Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,784	$858	$—	$7,642

Earnings from continuing operations attributable to the Company	$381	$70	$(71)	$380

19. Discontinued Operations

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

The loss from discontinued operations of $4 million, $4 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively, relates to ongoing costs for the Venezuelan expropriation.

20. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $277 at December 31, 2015.

21. Related Party Transactions

Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans. A substantial number of the options, restricted share units and performance vested restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock‑based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Owens‑Brockway Packaging Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following information summarizes the Company’s significant related party transactions:

	Year ended
	December 31,
	2015	2014	2013
Revenues:
Sales to affiliated companies	$—	$—	$—
Expenses:
Administrative services	$2	$2	$2
Corporate management fee	74	75	80
Total expenses	$76	$77	$82

The above expenses are recorded in the results of operations as follows:

	Year ended
	December 31,
	2015	2014	2013
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	76	77	82
Total expenses	$76	$77	$82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens‑Brockway Glass Container Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens‑Brockway Glass Container Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Toledo, Ohio February 16, 2016

Owens‑Brockway Glass Container Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2015	2014	2013
Net sales	$6,156	$6,784	$6,967
Cost of goods sold	(5,060)	(5,523)	(5,621)
Gross profit	1,096	1,261	1,346
Selling and administrative expense	(389)	(412)	(429)
Research, development and engineering expense	(64)	(63)	(62)
Equity earnings	60	64	67
Interest expense, net	(232)	(210)	(210)
Other expense, net	(77)	(138)	(123)
Earnings from continuing operations before income taxes	394	502	589
Provision for income taxes	(101)	(93)	(120)
Earnings from continuing operations	293	409	469
Loss from discontinued operations	(4)	(4)	(10)
Net earnings	289	405	459
Net earnings attributable to noncontrolling interests	(23)	(28)	(13)
Net earnings attributable to the Company	$266	$377	$446
Amounts attributable to the Company:
Earnings from continuing operations	$270	$381	$456
Loss from discontinued operations	(4)	(4)	(10)
Net earnings	$266	$377	$446

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2015	2014	2013
Net earnings	$289	$405	$459
Other comprehensive income (loss):
Foreign currency translation adjustments	(529)	(305)	(232)
Pension and other postretirement benefit adjustments, net of tax	13	112	35
Change in fair value of derivative instruments, net of tax	(6)	1	2
Other comprehensive income (loss)	(522)	(192)	(195)
Total comprehensive income (loss)	(233)	213	264
Comprehensive income attributable to noncontrolling interests	(7)	(7)	(7)
Comprehensive income (loss) attributable to the Company	$(240)	$206	$257

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2015	2014
Assets
Current assets:
Cash and cash equivalents	$394	$483
Trade receivables, net of allowances of $29 million and $34 million at December 31, 2015 and 2014, respectively	562	550
Inventories	1,007	1,035
Prepaid expenses and other current assets	352	249
Total current assets	2,315	2,317
Other assets:
Equity investments	409	427
Pension assets	32	22
Other assets	527	606
Intangibles	597
Goodwill	2,489	1,893
Total other assets	4,054	2,948
Property, plant and equipment:
Land, at cost	248	221
Buildings and equipment, at cost:
Buildings and building equipment	1,080	1,055
Factory machinery and equipment	4,520	4,296
Transportation, office and miscellaneous equipment	68	85
Construction in progress	236	160
Net property, plant and equipment	6,152	5,817
Less accumulated depreciation	3,221	3,405
Net property, plant and equipment	2,931	2,412
Total assets	$9,300	$7,677

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2015	2014
Liabilities and Share Owner’s Equity
Current liabilities:
Accounts payable including amount to related parties of $3 ($14 in 2014)	$1,200	$1,128
Salaries and wages	139	135
U.S. and foreign income taxes	34	43
Other accrued liabilities	332	322
Short-term loans	160	127
Long-term debt due within one year	67	359
Total current liabilities	1,932	2,114
External long-term debt	5,087	2,698
Deferred taxes	200	133
Pension benefits	224	230
Nonpension postretirement benefits	66	78
Other liabilities	186	207
Share owner’s equity:
Investment by and advances from Parent	2,311	2,408
Accumulated other comprehensive loss	(814)	(308)
Total share owner’s equity of the Company	1,497	2,100
Noncontrolling interests	108	117
Total share owner’s equity	1,605	2,217
Total liabilities and share owner’s equity	$9,300	$7,677

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

		Accumulated
	Investment by and	Other	Non-	Total Share
	Advances from	Comprehensive	controlling	Owner’s
	Parent	Income (Loss)	Interests	Equity
Balance on January 1, 2013	2,142	52	174	2,368
Net intercompany transactions	(283)			(283)
Net earnings	446		13	459
Other comprehensive loss		(189)	(6)	(195)
Contribution from noncontrolling interests			5	5
Distributions to noncontrolling interests			(22)	(22)
Deconsolidation of subsidiary			(17)	(17)
Balance on December 31, 2013	2,305	(137)	147	2,315
Net intercompany transactions	(274)			(274)
Net earnings	377		28	405
Other comprehensive loss		(171)	(21)	(192)
Distributions to noncontrolling interests			(37)	(37)
Balance on December 31, 2014	2,408	(308)	117	2,217
Net intercompany transactions	(345)			(345)
Net earnings	266		23	289
Other comprehensive loss		(506)	(16)	(522)
Distributions to noncontrolling interests			(22)	(22)
Acquisitions of noncontrolling interests	(18)		6	(12)
Balance on December 31, 2015	$2,311	$(814)	$108	$1,605

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2015	2014	2013
Operating activities:
Net earnings	$289	$405	$459
Loss from discontinued operations	4	4	10
Non-cash charges (credits):
Depreciation	319	331	345
Amortization of intangibles and other deferred items	77	75	40
Amortization of finance fees and debt discount	14	20	32
Deferred tax benefit	7	(18)	(3)
Restructuring, asset impairment and related charges	63	76	119
Non-income tax charge		69
Acquisition-related fair value inventory adjustments	22
Acquisition-related fair value intangible adjustments	10
Other	126	(91)	36
Cash paid for restructuring activities	(38)	(58)	(78)
Change in non-current assets and liabilities	(117)	(25)	(134)
Change in components of working capital	101	158	124
Cash provided by continuing operating activities	877	946	950
Cash utilized in discontinued operating activities	(4)	(4)	(10)
Total cash provided by operating activities	873	942	940
Investing activities:
Additions to property, plant and equipment	(400)	(369)	(360)
Acquisitions, net of cash acquired	(2,351)	(113)	(4)
Net cash proceeds related to sale of assets and other	1	16	10
Net activity for non-controlling partner loans		9	(16)
Deconsolidation of subsidiary			(32)
Net foreign exchange derivative activity	4
Cash utilized in investing activities	(2,746)	(457)	(402)
Financing activities:
Additions to long-term debt	4,538	1,226	768
Repayments of long-term debt	(2,317)	(1,100)	(1,040)
Increase (decrease) in short-term loans	51	(139)	8
Net receipts from (distribution to) parent	(346)	(276)	(307)
Payment of finance fees	(90)	(11)	(7)
Contribution from noncontrolling interests			5
Distributions to noncontrolling interests	(22)	(37)	(22)
Cash utilized in financing activities	1,814	(337)	(595)
Effect of exchange rate fluctuations on cash	(30)	(21)	(7)
Increase (decrease) in cash	(89)	127	(64)
Cash at beginning of year	483	356	420
Cash at end of year	$394	$483	$356

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tabular data dollars in millions, except per share amounts

1. Significant Accounting Policies

Basis of Consolidated Statements The consolidated financial statements of Owens‑Brockway Glass Container, Inc. (the “Company”) include the accounts of its subsidiaries. Newly acquired subsidiaries have been included in the consolidated financial statements from dates of acquisition.

The Company uses the equity method of accounting for investments in which it has a significant ownership interest, generally 20% to 50%. Other investments are accounted for at cost. The Company monitors other than temporary declines in fair value and records reductions in carrying values when appropriate.

Relationship with Owens-Brockway Packaging, Inc., Owens‑Illinois Group, Inc. and Owens‑Illinois, Inc. The Company is a 100%‑owned subsidiary of Owens-Brockway Packaging, Inc. (“OB Packaging”), and an indirect subsidiary of Owens‑Illinois Group, Inc. (“OI Group”) and Owens‑Illinois, Inc. (“OI Inc.”). Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos‑related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

For federal and certain state income tax purposes, the taxable income of the Company is included in the consolidated tax returns of OI Inc. and income taxes are allocated to the Company on a basis consistent with separate returns.

Nature of Operations The Company is a leading manufacturer of glass container products. The Company’s principal product lines are glass containers for the food and beverage industries. The Company has glass container operations located in 23 countries. The principal markets and operations for the Company’s products are in Europe, North America, Latin America and Asia Pacific.

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

Owens‑Brockway Glass Container Inc.
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

Owens‑Brockway Glass Container Inc.
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

Presentation of Debt Issuance Costs - In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge (asset). In the third quarter 2015, the Company elected to adopt this new guidance.

As a result of the adoption of ASU No. 2015-03 certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations for any period. Previously, the Company had classified these debt issuance costs as an asset in “other assets”. Accordingly, the Company has revised the classification to report these debt issuance costs under the “long-term debt” caption on the balance sheet. For the period ended December 31, 2014, the total of debt issuance costs that was previously classified as “other assets” was $15 million.

Business Combinations – In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. This standard allows for the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting periods in which the adjustment amounts are determined. The Company elected to adopt this new guidance as of the third quarter of 2015.

Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. This standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company elected to adopt this new guidance prospectively in the fourth quarter of 2015. Prior periods were not retrospectively adjusted.

Participation in OI Inc. Stock Option Plans and Other Stock Based Compensation The Company participates in the equity compensation plans of OI Inc. under which employees of the Company may be granted options to purchase common shares of OI Inc., restricted common shares of OI Inc., or restricted share units of OI Inc.

Stock Options

In general, subject to change in control, options become exercisable 25% per year beginning on the first anniversary of grant. No options may be exercised in whole or in part during the first year after the date granted.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In general, options expire following termination of employment or the seventh anniversary of the option grant. The fair value of options is amortized over the vesting periods which range from one to four years.

Restricted Shares and Restricted Share Units

Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of the Company’s common stock for each unit.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

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

As discussed in Note 21, costs incurred under these plans by OI Inc. related to stock‑based compensation awards granted directly to the Company’s employees are included in the allocable costs charged to the Company and other operating subsidiaries of OI Inc. on an intercompany basis.

2. Segment Information

The Company has four reportable segments based on its geographic locations:  Europe, North America, Latin America and Asia Pacific.  In connection with the Company’s acquisition (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia (the “Vitro Business”) on September 1, 2015 (see Note 17), the Company has renamed the former South America segment to the Latin America segment. This change in segment name was made to reflect the addition of the Mexican and Bolivian operations from the Vitro Acquisition into the former South America segment.  The acquired Vitro food and beverage glass container distribution business located in the United States is included in the North American operating segment.  These four segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  Certain assets and activities not directly related to one of the regions or to glass manufacturing are reported within Other.  These include licensing, equipment manufacturing, global engineering, and certain equity investments.

The Company’s measure of profit for its reportable segments is segment operating profit, which consists of consolidated earnings from continuing operations before interest income, interest expense, and provision for income taxes and excludes amounts related to certain items that management considers not representative of

Owens‑Brockway Glass Container Inc.
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

Financial information regarding the Company’s reportable segments is as follows:

	2015	2014	2013
Net sales:
Europe	$2,324	$2,794	$2,787
North America	2,039	2,003	2,002
Latin America	1,064	1,159	1,186
Asia Pacific	671	793	966
Reportable segment totals	6,098	6,749	6,941
Other	58	35	26
Net sales	$6,156	$6,784	$6,967

	2015	2014	2013
Segment operating profit:
Europe	$209	$353	$305
North America	265	240	307
Latin America	183	227	204
Asia Pacific	83	88	131
Reportable segment totals	740	908	947
Items excluded from segment operating profit:
Other	2	(1)	(29)
Restructuring, asset impairment and other charges	(80)	(91)	(119)
Strategic transaction costs	(4)
Acquisition-related fair value inventory adjustments	(22)
Acquisition-related fair value intangible adjustments	(10)
Non-income tax charge		(69)
Pension Settlement charges		(35)
Interest expense, net	(232)	(210)	(210)
Earnings (loss) from continuing operations
before income taxes	$394	$502	$589

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

					Reportable
		North	Latin	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets:
2015	$2,902	$2,492	$2,807	$917	$9,118	$182	$9,300
2014	3,215	1,963	1,300	1,018	7,496	181	7,677
2013	3,494	1,986	1,467	1,149	8,096	89	8,185
Equity investments:
2015	$78	$22	$—	$145	$245	$164	$409
2014	81	24		153	258	169	427
2013	84	25		155	264	51	315
Equity earnings:
2015	$16	$19	$—	$7	$42	$18	$60
2014	19	17		4	40	24	64
2013	17	16		10	43	24	67
Capital expenditures:
2015	$164	$97	$89	$50	$400	$—	$400
2014	188	89	55	34	366	3	369
2013	130	100	80	36	346	14	360
Depreciation and amortization expense:
2015	$120	$128	$107	$40	$395	$1	$396
2014	140	131	79	53	403	3	406
2013	139	110	72	62	383	2	385

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2015	$704	$2,227	$2,931
2014	678	1,734	2,412
2013	651	1,946	2,597

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2015	$1,939	$4,217	$6,156
2014	1,852	4,932	6,784
2013	1,809	5,158	6,967

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2015—10%, 2014—11%, 2013—11%).

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

3. Inventories

Major classes of inventory are as follows:

	2015	2014
Finished goods	$858	$884
Raw materials	113	110
Operating supplies	36	41
	$1,007	$1,035

4. Equity Investments

At December 31, 2015 the Company’s ownership percentage in equity associates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA (“VeMe”)	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

In 2014, the Company entered into the COV joint venture with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico.

In 2013, changes were made to the VeMe joint venture agreement that resulted in the Company relinquishing control of the joint venture and, therefore, deconsolidating the entity. No gain or loss was recognized related to the deconsolidation as the fair value of the entity was equal to the carrying amount of the entity’s assets and liabilities. The fair value, which the Company classified as Level 3 in the fair value hierarchy, was computed using a discounted cash flow analysis based on projected future cash flows of the joint venture.

Summarized information pertaining to the Company’s equity associates follows:

	2015	2014	2013
Equity in earnings:
Non-U.S.	$23	$23	$27
U.S.	37	41	40
Total	$60	$64	$67
Dividends received	$53	$54	$67

Summarized combined financial information for equity associates is as follows (unaudited):

	2015	2014
At end of year:
Current assets	$430	$479
Non-current assets	959	718
Total assets	1,389	1,197
Current liabilities	203	217
Other liabilities and deferred items	211	191
Total liabilities and deferred items	414	408
Net assets	$975	$789

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2015	2014	2013
For the year:
Net sales	$719	$752	$699
Gross profit	$193	$198	$185
Net earnings	$139	$150	$149

The Company made purchases of approximately $161 million and $188 million from equity affiliates in 2015 and 2014, respectively, and owed approximately $66 million and $79 million to equity affiliates as of December 31, 2015 and 2014, respectively.

There is a difference of approximately $18 million as of December 31, 2015, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2013	1,006	743	325	5	2,079
Translation effects	38	(9)	(49)		(20)
Balance as of December 31, 2013	1,044	734	276	5	2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	926	723	239	5	1,893
Acquisitions		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	$840	$1,020	$624	$5	$2,489

The acquired goodwill in 2015 primarily relates to the Vitro Acquisition (see Note 17).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2015, 2014 and 2013.

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

During the fourth quarter of 2015, the Company completed its annual impairment testing and determined that no impairment existed.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Intangible assets

On September 1, 2015, the Company acquired customer list intangibles as part of the Vitro Acquisition (see Note 17). The intangibles consist of the following at December 31, 2015:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Translation Effects	Net Carrying Amount
Definite-lived intangible assets
Customer list intangibles	$635	$(26)	$(12)	$597

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Amortization expense for intangible assets was $26 million, $0 million and $0 million for the years ended December 31, 2015, 2014, 2013, respectively. Estimated amortization related to intangible assets through 2020 is as follows: 2016, $42 million; 2017, $45 million; 2018, $44 million; 2019, $44 million; and 2020, $42 million. No impairment existed on these assets at December 31, 2015.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following at December 31, 2015 and 2014:

	2015	2014
Prepaid expenses	$42	$52
Value added taxes	195	71
Other	115	126
	$352	$249

In conjunction with the Vitro Acquisition, part of the total consideration paid by the Company relates to a value added tax receivable of approximately $143 million. This amount is included in “Value added taxes” above and is expected to be refunded to the Company in approximately twelve months.

Other assets (noncurrent) consist of the following at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets	$177	$203
Deferred returnable packaging costs	110	126
Repair part inventories	118	107
Value added taxes	17	58
Capitalized software	86	101
Deferred finance fees	6	7
Other	13	4
	$527	$606

7. Derivative Instruments

The Company has certain derivative assets and liabilities which consist of natural gas forwards and foreign exchange option and forward contracts.  The Company uses an income approach to value these contracts.  Natural

Owens‑Brockway Glass Container Inc.
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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2015 and 2014, the Company had entered into commodity forward contracts covering approximately 7,300,000 MM BTUs and 450,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2015 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized loss of $4 million at December 31, 2015 and an unrecognized loss of less than $1 million at December 31, 2014 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2015 and 2014 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

			Amount of Gain (Loss) reclassified
Amount of Gain (Loss) recognized in			from Accumulated OCI into Income
OCI on Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2015	2014	2013	2015	2014	2013
$(4)	$3	$1	$(1)	$2	$(1)

Foreign Exchange Derivative Contracts and not Designated as Hedging Instruments

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

At December 31, 2015 and 2014, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $790 million and $524 million, respectively, related primarily to intercompany transactions and loans.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Amount of Gain
	(Loss) Recognized in
Location of Gain (Loss)	Income on Foreign
Recognized in Income on	Exchange Contracts
Foreign Exchange Contracts	2015	2014	2013
Other expense	$10	$(8)	$(28)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year. The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2015 and 2014:

	Fair Value
	Balance Sheet
	Location	2015	2014
Asset Derivatives:
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	a	$14	$10
Total asset derivatives		$14	$10
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$3	$—
Derivatives not designated as hedging instruments:
Forward exchange derivative contracts	c	2	4
Total liability derivatives		$5	$4

8. Restructuring Accruals, Asset Impairments and Other Costs Related to Closed Facilities

The Company continually reviews its manufacturing footprint and operating cost structure and may decide to close operations or reduce headcount to gain efficiencies, integrate acquired operations, reduce future expenses and other market factors.  The Company incurs costs associated with these actions including employee severance and benefits, other exit costs such as those related to contract terminations, and asset impairment charges.  The Company also may incur other costs related to closed facilities including environmental remediation, clean up, dismantling and preparation for sale or other disposition.

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

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs (as in the case of the European Asset Optimization and Asia Pacific Restructuring programs below) are presented separately.  Minor initiatives are presented on a combined basis as Other Restructuring Actions. These restructuring initiatives taken by the Company are not related to the European Asset Optimization program or the Asia Pacific restructuring plan. When charges related to major programs are completed, remaining accrual balances are classified with Other Restructuring Actions.

European Asset Optimization

Since 2011, the Company has implemented the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involved making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $0 million in 2015, $1 million in 2014 and $16 million in 2013 for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company does not expect to execute any further actions under this program and recorded total cumulative charges of $127 million.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $5 million, $73 million and $49 million for the years ended 2015, 2014 and 2013, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities. The Company has recorded total cumulative charges of $220 million under this program.

Other Restructuring Actions

The Company took certain other restructuring actions and recorded charges in 2015 of $58 million. These charges primarily related to employee costs, write-down of assets and other exit costs totaling $14 million for a plant closure and furnace closure in Latin America, $38 million for a plant closure in North America and $6 million for other restructuring actions. In 2014, the Company took certain other restructuring actions and recorded charges of $2 million for employee costs related to global headcount reduction initiatives. In 2013, there were charges of $16 million for employee costs related to the closure of flat glass operations in Latin America, $13 million for employee costs related to global headcount reduction initiatives, and $3 million for miscellaneous other costs.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities:

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2014	$30	$20	$64	$114
2014 charges	1	73	2	76
Write-down of assets to net realizable value		(46)		(46)
Net cash paid, principally severance and related benefits	(12)	(20)	(26)	(58)
Pension charges transferred to other accounts		(7)		(7)
Other, including foreign exchange translation	(7)	(8)	(4)	(19)
Balance at December 31, 2014	12	12	36	60
2015 charges		5	58	63
Write-down of assets to net realizable value		(4)	(27)	(31)
Net cash paid, principally severance and related benefits	(5)	(5)	(28)	(38)
Other, including foreign exchange translation	(4)	(1)	(6)	(11)
Balance at December 31, 2015	$3	$7	$33	$43

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2015, the Company’s estimates include approximately $29 million for employee benefits costs, $7 million for environmental remediation costs, and $7 million for other exit costs.

9. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for a substantial number of employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $24 million in 2015, $19 million in 2014 and $48 million in 2013.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $27 million in 2015, $17 million in 2014 and $13 million in 2013.

The Company also has defined benefit pension plans covering a substantial number of employees in several non‑U.S. jurisdictions. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. The Company’s defined benefit pension plans use a December 31 measurement date.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the non‑U.S. pension plans benefit obligations for the year were as follows:

	2015	2014
Obligations at beginning of year	$1,311	$1,866
Change in benefit obligations:
Service cost	15	23
Interest cost	44	69
Actuarial (gain) loss, including the effect of change in discount rates	(9)	131
Curtailment and plan amendment		(567)
Acquisitions	37
Participant contributions	1	5
Benefit payments	(58)	(91)
Foreign currency translation	(131)	(125)
Net change in benefit obligations	(101)	(555)
Obligations at end of year	$1,210	$1,311

The changes in the fair value of the non‑U.S. pension plans’ assets for the year were as follows:

	2015	2014
Fair value at beginning of year	$1,094	$1,578
Change in fair value:
Actual gain on plan assets	42	188
Benefit payments	(58)	(91)
Employer contributions	15	28
Participant contributions	1	5
Acquisitions	22
Settlements		(519)
Foreign currency translation	(104)	(94)
Other		(1)
Net change in fair value of assets	(82)	(484)
Fair value at end of year	$1,012	$1,094

The funded status of the non‑U.S. pension plans at year end was as follows:

	2015	2014
Plan assets at fair value	$1,012	$1,094
Projected benefit obligations	1,210	1,311
Plan assets less than projected benefit obligations	(198)	(217)
Items not yet recognized in pension expense:
Actuarial loss	320	347
Prior service credit	(1)
	319	347
Net amount recognized	$121	$130

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2015 and 2014 as follows (amounts are pretax):

	2015	2014
Pension assets	$32	$22
Current pension liability, included with Other accrued liabilities	(6)	(9)
Pension benefits	(224)	(230)
Accumulated other comprehensive loss	319	347
Net amount recognized	$121	$130

The accumulated benefit obligation for all defined benefit pension plans was $1,146 million and $1,234 million at December 31, 2015 and 2014, respectively.

	2015	2014
Current year actuarial (gain) loss	$15	$(23)
Amortization of actuarial loss	(15)	(20)
Amortization of prior service credit		2
Curtailment and plan amendment		22
Settlement		(64)
	—	(83)
Translation	(31)	(32)
	$(31)	$(115)

The components of the non‑U.S. pension plans’ net pension expense were as follows:

	2015	2014	2013
Service cost	$15	$23	$33
Interest cost	44	69	72
Expected asset return	(67)	(86)	(91)
Amortization:
Actuarial loss	15	18	28
Prior service credit		—	(1)
Net amortization	15	18	27
Net expense	$7	$24	$41

The Company settled the liability associated with its pension plan in the Netherlands which resulted in a non-cash charge of approximately $35 million in the fourth quarter of 2014. Pension expense excludes $3 million and $6 million of pension settlement costs that were recorded in restructuring expense in 2014 and 2013, respectively. The table above excludes these charges.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2015:

Amortization:
Actuarial loss	$13
Prior service cost
Net amortization	$13

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value		Fair Value of
	of Plan Assets		Plan Assets
	2015	2014	2015	2014
Projected benefit obligations	$876	$1,049	$876	$1,049
Accumulated benefit obligation	850	1,023	850	1,023
Fair value of plan assets	645	810	645	810

The weighted average assumptions used to determine benefit obligations were as follows:

	2015	2014
Discount rate	3.82%	3.58%
Rate of compensation increase	2.84%	2.89%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2015	2014	2013
Discount rate	3.65%	4.14%	3.89%
Rate of compensation increase	2.89%	3.31%	3.08%
Expected long-term rate of return on assets	7.21%	7.23%	6.34%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2015, the Company’s weighted average expected long‑term rate of return on assets was 7.23% for the non‑U.S. plans. In developing this assumption, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long‑term inflation assumptions. The Company also considered its historical 10‑year average return (through December 31, 2014), which was in line with the expected long‑term rate of return assumption for 2015.

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets of the group trust and the Company’s non‑U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

The investment valuation policy of the Company is to value investments at fair value. All investments are valued at their respective net asset values. Equity securities for which market quotations are readily available are valued at the last reported sales price on their principal exchange on valuation date or official close for certain markets. Fixed income investments are valued by an independent pricing service. Investments in registered investment companies or collective pooled funds are valued at their respective net asset values. Short‑term investments are stated at amortized cost, which approximates fair value. The fair value of real estate is determined by periodic appraisals.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table sets forth by level, within the fair value hierarchy, the Company’s pension plan assets at fair value as of December 31, 2015 and 2014:

	2015			2014			Target
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Allocation
Cash and cash equivalents	$30	$—	$—	$14	$—	$—
Equity securities	278	176		343	200	—	45	-	55%
Debt securities	329	111		364	119	2	40	-	50%
Real estate		53	5		30	3	0	-	10%
Other		24	6		19		0	-	10%
Total assets at fair value	$637	$364	$11	$721	$368	$5

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2015	2014
Beginning balance	$5	$8
Net increase (decrease)	6	(3)
Ending balance	$11	$5

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2015.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non‑U.S. defined benefit pension plans of approximately $22 million in 2016.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2016	$59
2017	55
2018	56
2019	58
2020	60
2021 - 2025	331

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

The Company’s net periodic postretirement benefit cost, as allocated by OI Inc., for domestic employees was $2 million, $1 million, and $3 million at December 31, 2015, 2014, and 2013, respectively.

The Company also has postretirement benefit plans covering substantially all employees in Canada. The following tables relate to the Company’s postretirement benefit plans in Canada.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the postretirement benefit obligations for the year were as follows:

	2015	2014
Obligations at beginning of year	$81	$90
Change in benefit obligations:
Service cost	1	1
Interest cost	3	4
Actuarial (gain) loss, including the effect of changing discount rates	(1)	(2)
Benefit payments	(3)	(3)
Foreign currency translation	(13)	(7)
Other		(2)
Net change in benefit obligations	(13)	(9)
Obligations at end of year	$68	$81

The funded status of the postretirement benefit plans at year end was as follows:

	2015	2014
Postretirement benefit obligations	$(68)	$(81)
Items not yet recognized in net postretirement benefit cost:
Actuarial loss	(3)	(3)
Net amount recognized	$(71)	$(84)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Current nonpension postretirement benefit, included with Other accrued liabilities	$(2)	$(3)
Nonpension postretirement benefits	(66)	(78)
Accumulated other comprehensive loss	(3)	(3)
Net amount recognized	$(71)	$(84)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2015 and 2014 as follows (amounts are pretax):

	2015	2014
Current year actuarial (gain) loss	$—	$(1)

The components of the net postretirement benefit cost for the year were as follows:

	2015	2014	2013
Service cost	$1	$1	$1
Interest cost	3	4	4
Net postretirement benefit cost	$4	$5	$5

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost were as follows:

	2015	2014	2013
Accumulated post retirement benefit obligation	3.80%	3.75%	4.47%
Net postretirement benefit cost	3.75%	4.47%	3.89%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	2015	2014
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	11	(9)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2016	$3
2017	3
2018	3
2019	3
2020	3
2021 - 2025	16

Other U.S. hourly retirees receive health and life insurance benefits from a multi‑employer trust established by collective bargaining. Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in each of the years 2015, 2014 and 2013. Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10. Income Taxes

The provision (benefit) for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2015	2014	2013
U.S.	$125	$231	$340
Non-U.S.	269	271	249
	$394	$502	$589

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Discontinued operations	2015	2014	2013
U.S.	$—	$—	$—
Non-U.S.	(4)	(4)	(10)
	$(4)	$(4)	$(10)

The provision (benefit) for income taxes consists of the following:

	2015	2014	2013
Current:
U.S.	$9	$8	$7
Non-U.S.	85	103	116
	94	111	123
Deferred:
U.S.	5	—	—
Non-U.S.	2	(18)	(3)
	7	(18)	(3)
Total:
U.S.	14	8	7
Non-U.S.	87	85	113
Total	$101	$93	$120

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2015	2014	2013
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$138	$177	$206
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates under U.S. rates	(12)	(22)	(18)
Changes in valuation allowance	21	(24)	(38)
Withholding tax, net	18	18	22
Non-deductible acquisition costs
U.S. tax on intercompany dividends and interest	16	1	3
U.S. tax consolidation benefit	(70)	(47)	(51)
Tax exempt income	(3)	(5)	(6)
Tax law changes	(3)		6
Tax credit	(13)	(3)	(2)
State tax
Other items	9	(2)	(2)
Provision for income taxes	$101	$93	$120

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Accrued postretirement benefits	$18	$21
Foreign tax credit	389	376
Operating and capital loss carryovers	296	334
Other credit carryovers	13	12
Accrued liabilities	68	67
Pension liability	27	29
Other	38	49
Total deferred tax assets	849	888
Deferred tax liabilities:
Property, plant and equipment	112	114
Intangibles and deferred software	131	34
Other	26	41
Total deferred tax liabilities	269	189
Valuation allowance	(603)	(595)
Net deferred taxes	$(23)	$104

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Prepaid expenses	$—	$34
Other assets	177	203
Deferred taxes	(200)	(133)
Net deferred taxes	$(23)	$104

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

At December 31, 2015, before valuation allowance, the Company had unused foreign tax credits of $389 million expiring in 2017 through 2025, and research tax credit of $14 million expiring from 2019 to 2035, which will be available to offset future income tax. Approximately $145 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $151 million expiring between 2016 and 2035.

At December 31, 2015, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.5 billion. The Company intends to reinvest these earnings indefinitely in the non‑U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

payable should these earnings be distributed. Deferred taxes are provided for earnings of non‑U.S. jurisdictions when the Company plans to remit those earnings.

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

The Company has recognized tax benefits as a result of incentives in certain non‑U.S. jurisdictions which expire in 2016.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at January 1	$77	$100	$97
Additions and reductions for tax positions of prior years	1	(13)	(3)
Additions based on tax positions related to the current year	10	10	9
Reductions due to the lapse of the applicable statute of limitations	(5)	(8)	(2)
Reductions due to settlements	(1)	(1)
Foreign currency translation	(8)	(11)	(1)
Balance at December 31,	$74	$77	$100
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$67	$70	$92
Accrued interest and penalties at December 31	$25	$29	$35
Interest and penalties included in tax expense for the years ended December 31	$(1)	$(2)	$1

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonable possible that the estimated liability could decrease up to $47 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, France, Germany, Indonesia, and Italy. The years under examination range from 2004 through 2013. The Company believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Company’s results of operations, financial position or cash flows. The Company further believes that adequate provisions for all income tax uncertainties have been made. During 2015, the Company concluded income tax audits in several jurisdictions, including Argentina, Germany, Italy, Peru and Poland.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

11. External Debt

The following table summarizes the external long‑term debt of the Company at December 31, 2015 and 2014:

	2015	2014
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,546
Term Loan A (€279 million at December 31, 2015)	301
Term Loan B	563
Previous Secured Credit Agreement:
Term Loans:
Term Loan B (USD tranche)		404
Term Loan C (CAD tranche)		70
Term Loan D (EUR tranche)		103
Senior Notes:
3.00%, Exchangeable, due 2015		18
7.375%, due 2016		594
6.75%, due 2020 (€500 million)	542	603
4.875%, due 2021 (€330 million)	357	397
5.00%, due 2022	494	493
5.875%, due 2023	680
5.375%, due 2025	296	295
6.375%, due 2025	293
Capital Leases	52	51
Other	30	29
Total long-term debt	5,154	3,057
Less amounts due within one year	67	359
Long-term debt	$5,087	$2,698

On April 22, 2015, certain of the Company’s subsidiaries entered into a new Senior Secured Credit Facility (the “Agreement”), which amended and restated the previous credit agreement (the “Previous Agreement”).  The proceeds from the Agreement were used to repay all outstanding amounts under the Previous Agreement and the 7.375% senior notes due 2016. The Company recorded $42 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in 2015.

In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 17), the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement, which provided for additional incremental availability under the incremental dollar cap in the Agreement of up to $1,250 million.  In addition, in connection with the closing of the Vitro Acquisition, on September 1, 2015, the Company entered into the First Incremental Amendment to the Agreement (the “Incremental Amendment”) pursuant to which the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility (the “incremental term loan A facility”) on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Agreement and (ii) a $575 million term loan B facility (the “incremental term loan B facility”) maturing seven years after the closing of the Vitro Acquisition using its incremental capacity under the Agreement.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

At December 31, 2015, the Agreement, as amended by Amendment No. 2 and the Incremental Amendment (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,546 million net of debt issuance costs), and a €279 million term loan A facility ($301 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($563 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At December 31, 2015, the Company had unused credit of $872 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2015 was 2.37%.

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

The Amended Agreement also contains one financial maintenance covenant, a Total Leverage Ratio, that requires the Company as of the last day of a fiscal quarter not to exceed a ratio of 4.0x calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement.  The maximum Total Leverage Ratio is subject to an increase of 0.5x for the four fiscal quarters commencing on and following the consummation of certain qualifying acquisitions as defined in the Amended Agreement.  In connection with the Vitro Acquisition on September 1, 2015, the Company elected to increase such maximum Total Leverage Ratio to 4.5x for the four fiscal quarters ending June 30, 2016. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum.

On February 3, 2016, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Amended Agreement, which provided for an increase in the maximum Total Leverage Ratio for purposes of the financial covenant in the Amended Agreement of up to 5.0x for the three fiscal quarters ending March 31, 2016, June 30, 2016 and September 30, 2016, 4.50x for the four fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 and stepping down to 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter ending thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement as amended by Amendment No. 4.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement as amended by Amendment No. 4 and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2015, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement as amended by Amendment No. 4 will not be adversely affected by the covenants and restrictions.

The interest rates on borrowings under the Amended Agreement are, at the Company’s option, the Base Rate or the Eurocurrency Rate, as defined in the Amended Agreement, plus an applicable margin.  The applicable margin for the term loan A facility and the revolving credit facility is linked to the Company’s Total Leverage Ratio and ranges from 1.25% to 1.75% for Eurocurrency Rate loans and from 0.25% to 0.75% for Base Rate loans.  In addition, a facility fee is payable on the revolving credit facility commitments ranging from 0.20% to 0.30% per annum linked to the Total Leverage Ratio.  The applicable margin for the term loan B facility is 2.75%

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

for Eurocurrency Rate loans and 1.75% for Base Rate loans. The incremental term loan B facility is subject to a LIBOR floor of 0.75%.

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

During December 2014, the Company issued senior notes with a face value of $500 million that bear interest at 5.00% and are due January 15, 2022 (the “Senior Notes due 2022”).  The Company also issued senior notes with a face value of $300 million that bear interest at 5.375% and are due January 15, 2025 (together with the Senior Notes due 2022, the “2014 Senior Notes”).  The 2014 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2014 Senior Notes, after deducting debt issuance costs, totaled approximately $790 million and were used to purchase in a tender offer $611 million aggregate principal amount of the Company’s 3.00% 2015 Exchangeable Senior Notes.  The remaining balance of the Exchangeable Senior Notes was repaid in the second quarter of 2015.

The Company has a €185 million European accounts receivable securitization program, which extends through September 2016, subject to periodic renewal of backup credit lines.

Information related to the Company’s accounts receivable securitization program as of December 31, 2015 and 2014 is as follows:

	2015	2014
Balance (included in short-term loans)	$158	$122
Weighted average interest rate	1.21%	1.41%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2020 are as follows:  2016, $67 million; 2017, $84 million; 2018, $108 million; 2019, $107 million; and 2020, $2,091 million.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Fair values at December 31, 2015, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$547	$116.75	$639
4.875%, due 2021 (€330 million)	361	109.19	394
5.00%, due 2022	500	98.25	491
5.875%, due 2023	700	101.00	707
5.375%, due 2025	300	101.50	305
6.375%, due 2025	300	97.50	293

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

Owens‑Brockway Glass Container Inc.
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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total
		Change in				Accumulated
	Net Effect of	Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2014	$229	$1		$(367)		$(137)
Change before reclassifications	(284)	3		136		(145)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	18	(b)	16
Translation effect				(32)		(32)
Tax effect				(10)		(10)
Other comprehensive income attributable to the Company	(284)	1		112		(171)
Balance on December 31, 2014	(55)	2		(255)		(308)
Change before reclassifications	(513)	(4)		27		(490)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	15	(b)	14
Translation effect				(31)		(31)
Tax effect		(1)		2		1
Other comprehensive income attributable to the Company	(513)	(6)		13		(506)
Balance on December 31, 2015	$(568)	$(4)		$(242)		$(814)

(c)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).
(d)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

14. Other Expense, net

Other expense, net for the years ended December 31, 2015, 2014, and 2013 included the following:

	2015	2014	2013
Restructuring, asset impairment and other charges	$75	$68	$97
Strategic transaction costs	4
Acquisition-related fair value intangible adjustments	10
Non-income tax charge		69
Charge for Argentina impairment			22
Foreign currency exchange loss (gain)	(10)	(2)	9
Other expense (income)	(2)	3	(5)
	$77	$138	$123

In 2014, the Company recorded a charge of $69 million resulting from a non-income tax assessment from a foreign tax authority.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

15. Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $68 million in 2015, $53 million in 2014 and $69 million in 2013. Minimum future rentals under operating leases are as follows: 2016, $77 million; 2017, $74 million; 2018, $68 million; 2019, $60 million; 2020, $61 million; and 2021 and thereafter, $35 million.

16. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2015	2014	2013
Decrease (increase) in current assets:
Receivables	$(20)	$83	$19
Inventories	(13)	(27)	(29)
Prepaid expenses	(8)	29	6
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	139	48	126
Salaries and wages	16	12	(5)
U.S. and foreign income taxes	(13)	13	7
	$101	$158	$124

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2015 and 2014, the amount of receivables sold by the Company was $317 million and $276 million, respectively. Any continuing involvement with the sold receivables is immaterial.

	2015	2014	2013
Interest paid in cash	$207	$179	$185
Income taxes paid in cash (all non-U.S)	101	101	128

Cash interest for the years ended December 31, 2015, 2014 and 2013 includes $32 million, $9 million and $12 million of note repurchase premiums, respectively.

17.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country, manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $258 million of net sales and $46 million of segment operating profit through December 31, 2015.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from its recently completed senior notes offering, cash on hand and the incremental term loan facilities (see Note 11).

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller in the first half of 2016.  The purchase

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

price allocation has not been finalized as of December 31, 2015, because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The Company expects that the purchase price allocation process will be completed no later than the third quarter of 2016.  The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on September 1, 2015 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	September 1, 2015	Measurement Period Adjustments	December 31, 2015
Cash	$17	$—	$17
Other current assets	344		344
Goodwill	1,073	(285)	788
Customer list intangibles	406	229	635
Net property, plant and equipment	597	56	653
Total assets	2,437	—	2,437

Current liabilities	93	10	103
Long-term debt	11		11
Long-term liabilities	36	(10)	26
Net assets acquired	$2,297	$—	$2,297

The fair value of the tangible assets was estimated utilizing income and market approaches, considering remaining useful life. The customer list intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer list intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. The Vitro Acquisition goodwill is not deductible for tax purposes.

The provisional balance sheet adjustments identified above did not result in any significant adjustments to the previous period’s income statement.

18.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 17 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As		Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$270	$75	$(46)	$299

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year Ending December 31, 2014
	As		Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,784	$858	$—	$7,642

Earnings from continuing operations attributable to the Company	$381	$70	$(71)	$380

19. Discontinued Operations

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

The loss from discontinued operations of $4 million, $4 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively, relates to ongoing costs for the Venezuelan expropriation.

20. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $277 at December 31, 2015.

21. Related Party Transactions

Charges for administrative services are allocated to the Company by OI Inc. based on an annual utilization level. Such services include compensation and benefits administration, payroll processing, use of certain general accounting systems, auditing, income tax planning and compliance, and treasury services.

Allocated costs also include charges associated with OI Inc.’s equity compensation plans. A substantial number of the options, restricted share units and performance vested restricted share units granted under these plans have been granted to key employees of another subsidiary of OI Inc., some of whose compensation costs, including stock‑based compensation, are included in an allocation of costs to all operating subsidiaries of OI Inc., including the Company.

Management believes that such transactions are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties.

Owens‑Brockway Glass Container Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following information summarizes the Company’s significant related party transactions:

	Year ended
	December 31,
	2015	2014	2013
Revenues:
Sales to affiliated companies	$—	$—	$—
Expenses:
Administrative services	$2	$2	$2
Corporate management fee	74	75	80
Total expenses	$76	$77	$82

The above expenses are recorded in the results of operations as follows:

	Year ended
	December 31,
	2015	2014	2013
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	76	77	82
Total expenses	$76	$77	$82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.
(Registrant)

	By:	/s/ James W. Baehren
James W. Baehren
Attorney‑in‑fact

Date: February 16, 2016

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Andres A. Lopez	Chairman and Chief Executive Officer (Principal Executive Officer)

Jan A. Bertsch	President (Principal Financial and Accounting Officer); Director

James W. Baehren	Vice President; Director

Paul A. Jarrell	Vice President; Director

	By:	/s/ James W. Baehren
James W. Baehren
Attorney‑in‑fact

Date: February 16, 2016

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens‑Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2015, 2014, and 2013:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S‑1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2015, 2014, and 2013

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2015	$34	$12	$(5)	$(12)	$29

2014	$39	$15	$(12)	$(8)	$34

2013	$41	$11	$(5)	$(8)	$39

3)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency		end of
	period	income	income	translation	Other	period

2015	$884	$(5)	$5	$(20)	$(21)	$843

2014	$833	$(10)	$55	$(15)	$21	$884

2013	$1,010	$(14)	$(187)	$(7)	$31	$833

S-1