Form 10-Q
period 2016-09-30
OWENS-ILLINOIS GROUP INC
filed 2016-10-26
CIK 812233

At

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2016 or

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

The number of shares of common stock, par value $.01, of Owens-Illinois Group, Inc. outstanding as of September 30, 2016 was 100.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,712	$1,566	$5,060	$4,530
Cost of goods sold	(1,376)	(1,290)	(4,063)	(3,712)

Gross profit	336	276	997	818

Selling and administrative expense	(121)	(109)	(375)	(351)
Research, development and engineering expense	(16)	(15)	(48)	(46)
Interest expense, net	(66)	(67)	(199)	(188)
Equity earnings	15	17	44	46
Other income (expense), net	5	(44)	(24)	(59)

Earnings from continuing operations before income taxes	153	58	395	220
Provision for income taxes	(36)	(33)	(93)	(73)

Earnings from continuing operations	117	25	302	147
Loss from discontinued operations	(3)	(1)	(6)	(3)

Net earnings	114	24	296	144
Net (earnings) attributable to noncontrolling interests	(6)	(7)	(16)	(16)
Net earnings attributable to the Company	$108	$17	$280	$128

Amounts attributable to the Company:
Earnings from continuing operations	$111	$18	$286	$131
Loss from discontinued operations	(3)	(1)	(6)	(3)
Net earnings	$108	$17	$280	$128

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$114	$24	$296	$144
Other comprehensive income (loss):
Foreign currency translation adjustments	(79)	(265)	(93)	(499)
Pension and other postretirement benefit adjustments, net of tax	21	25	5	70
Change in fair value of derivative instruments, net of tax	(1)	(3)	5	(5)
Other comprehensive income (loss)	(59)	(243)	(83)	(434)
Total comprehensive income (loss)	55	(219)	213	(290)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	1	(6)
Comprehensive income (loss) attributable to the Company	$51	$(218)	$207	$(290)

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30,	December 31,	September 30,
	2016	2015	2015
Assets
Current assets:
Cash and cash equivalents	$294	$399	$270
Trade receivables, net of allowance of $32 million, $29 million, and $29 million at September 30, 2016, December 31, 2015 and September 30, 2015	857	562	753
Inventories	1,057	1,007	1,023
Prepaid expenses and other current assets	234	366	442
Total current assets	2,442	2,334	2,488

Property, plant and equipment, net	2,917	2,961	2,874
Goodwill	2,534	2,489	2,797
Intangibles, net	490	597	404
Other assets	1,114	1,040	991
Total assets	$9,497	$9,421	$9,554

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$262	$228	$250
Accounts payable	1,059	1,212	1,004
Other liabilities	582	552	527
Total current liabilities	1,903	1,992	1,781

Long-term debt	5,333	5,345	5,609
Other long-term liabilities	973	988	908
Share owners' equity	1,288	1,096	1,256
Total liabilities and share owners' equity	$9,497	$9,421	$9,554

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$296	$144
Loss from discontinued operations	6	3
Non-cash charges
Depreciation and amortization	372	296
Pension expense	22	22
Restructuring, asset impairment and related charges	19	57
Cash payments
Pension contributions	(15)	(13)
Cash paid for restructuring activities	(20)	(20)
Change in components of working capital	(320)	(326)
Other, net (a)	(89)	1
Cash provided by continuing operating activities	271	164
Cash utilized in discontinued operating activities	(6)	(3)
Total cash provided by operating activities	265	161
Cash flows from investing activities:
Additions to property, plant and equipment	(310)	(299)
Acquisitions, net of cash acquired	(45)	(2,342)
Net cash proceeds related to sale of assets	57	1
Net foreign exchange derivative activity	16	2
Cash utilized in investing activities	(282)	(2,638)
Cash flows from financing activities:
Changes in borrowings, net	(31)	2,522
Distributions to noncontrolling interests	(10)	(13)
Distributions to parent	(40)	(157)
Payment of finance fees	(3)	(88)
Cash provided by (utilized in) financing activities	(84)	2,264
Effect of exchange rate fluctuations on cash	(4)	(29)
Decrease in cash	(105)	(242)
Cash at beginning of period	399	512
Cash at end of period	$294	$270

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three and nine months ended September 30, 2016 and 2015 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales:
Europe	$586	$605	$1,795	$1,809
North America	578	520	1,709	1,520
Latin America	365	265	1,022	677
Asia Pacific	170	162	487	478
Reportable segment totals	1,699	1,552	5,013	4,484
Other	13	14	47	46
Net sales	$1,712	$1,566	$5,060	$4,530

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Segment operating profit:
Europe	$64	$68	$192	$181
North America	79	61	247	214
Latin America	74	51	194	108
Asia Pacific	20	19	48	51
Reportable segment totals	237	199	681	554
Items excluded from segment operating profit:
Retained corporate costs and other	(18)	(10)	(75)	(49)
Restructuring, asset impairment and other		(41)	(12)	(68)
Strategic transaction costs		(13)		(19)
Acquisition-related fair value inventory adjustments		(10)		(10)
Interest expense, net	(66)	(67)	(199)	(188)
Earnings from continuing operations before income taxes	$153	$58	$395	$220

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2016	2015	2015
Total assets:
Europe	$2,972	$2,902	$3,030
North America	2,536	2,500	2,028
Latin America	2,629	2,807	3,297
Asia Pacific	1,025	917	894

Reportable segment totals	9,162	9,126	9,249
Other	335	295	305
Consolidated totals	$9,497	$9,421	$9,554

3.  Inventories

Major classes of inventory at  September 30, 2016, December 31, 2015 and September 30, 2015 are as follows:

	September 30,	December 31,	September 30,
	2016	2015	2015
Finished goods	$892	$858	$873
Raw materials	127	113	114
Operating supplies	38	36	36
	$1,057	$1,007	$1,023

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2016, December 31, 2015 and September 30, 2015 are as follows:

	September 30,	December 31,	September 30,
	2016	2015	2015
Prepaid expenses	$61	$52	$50
Value added taxes	42	195	224
Other	131	119	168
	$234	$366	$442

In conjunction with the Vitro Acquisition in September of 2015, part of the total consideration paid by the Company included a value added tax receivable, which is included above as of December 31, 2015 and September 30, 2015. In the third quarter of 2016, approximately $127 million of this receivable was collected by the Company. The remaining $6 million of this receivable is expected to be refunded to the Company within the next twelve months.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in the first quarter of 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At September 30, 2016 and 2015, the Company had entered into commodity forward contracts covering approximately 12,400,000 MM BTUs and 6,300,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at September 30, 2016 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized gain of $2 million at September 30, 2016, an unrecognized loss of $4 million at December 31, 2015 and an unrecognized gain of $2 million at September 30, 2015, respectively, related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2016 and 2015 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended September 30, 2016 and 2015 is as follows:

		Amount of Gain Reclassified from
Amount of Gain (Loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2016	2015	2016	2015
$(1)	$2	$—	$4

The effect of the commodity forward contracts on the results of operations for the nine months ended September 30, 2016 and 2015 is as follows:

		Amount of Gain Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2016	2015	2016	2015
$2	$2	$—	$6

Foreign Exchange Derivative Contracts and not Designated as Hedging Instruments

The Company may enter into short-term forward exchange or option agreements to purchase foreign currencies at set rates in the future. These agreements are used to limit exposure to fluctuations in foreign currency exchange rates for significant planned purchases of fixed assets or commodities that are denominated in currencies other than the subsidiaries’ functional currency. The Company may also use foreign exchange agreements to offset the foreign currency risk for receivables and payables, including intercompany receivables, payables, and loans, not denominated in, or indexed to, their functional currencies. The Company records these short-term foreign exchange agreements on the balance sheet at fair value and changes in the fair value are recognized in current earnings.

At September 30, 2016 and 2015, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $580 million and $600 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three months ended September 30, 2016 and 2015 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015
Other expense	$4	$(4)

The effect of the foreign exchange derivative contracts on the results of operations for the nine months ended September 30, 2016 and 2015 is as follows:

	Amount of Gain
Location of Gain	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015
Other expense	$6	$2

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2016, December 31, 2015 and September 30, 2015:

	Fair Value
	Balance Sheet	September 30,	December 31,	September 30,
	Location	2016	2015	2015
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity forwards contracts	a	$2	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	8	14	16
Total asset derivatives		$10	$14	$16
Liability derivatives:
Derivatives designated as hedging instruments:
Commodity forwards contracts	c	$—	$3	$2
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	2	2	4
Total liability derivatives		$2	$5	$6

6.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2016 and 2015 is as follows:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at July 1, 2016	$6	$28	$34
Net cash paid, principally severance and related benefits	(1)	(2)	(3)
Other, including foreign exchange translation		(2)	(2)
Balance at September 30, 2016	$5	$24	$29

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at July 1, 2015	$11	$8	$33	$52
Charges			35	35
Write-down of assets to net realizable value			(19)	(19)
Net cash paid, principally severance and related benefits		(1)	(4)	(5)
Other, including foreign exchange translation			(1)	(1)
Balance at September 30, 2015	$11	$7	$44	$62

Selected information related to the restructuring accruals for the nine months ended September 30, 2016 and 2015 is as follows:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	1	18	19
Write-down of assets to net realizable value		(7)	(7)
Net cash paid, principally severance and related benefits	(2)	(18)	(20)
Other, including foreign exchange translation	(1)	(5)	(6)
Balance at September 30, 2016	$5	$24	$29

	European		Other
	Asset	Asia Pacific	Restructuring	Total
	Optimization	Restructuring	Actions	Restructuring
Balance at January 1, 2015	$12	$12	$36	$60
Charges		5	52	57
Write-down of assets to net realizable value		(4)	(26)	(30)
Net cash paid, principally severance and related benefits		(5)	(15)	(20)
Other, including foreign exchange translation	(1)	(1)	(3)	(5)
Balance at September 30, 2015	$11	$7	$44	$62

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

Asia Pacific Restructuring

During the nine months ended September 30, 2016, the Company recorded charges of $1 million.  These charges primarily represented other exit costs as part of the Company’s Asia Pacific Restructuring program.

During the three and nine months ended September 30, 2015, the Company recorded charges of $5 million.  These charges primarily represented the write-down of assets as part of the Company’s Asia Pacific Restructuring program.

The Company has recorded total cumulative charges of $221 million under this program.

Other Restructuring Actions

During the nine months ended September 30, 2016, the Company recorded charges of $18 million.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America and $1 million related to other restructuring actions.

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

7.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2016 and 2015 are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Service cost	$3	$6	$4	$5
Interest cost	23	24	12	15
Expected asset return	(37)	(42)	(19)	(23)

Amortization:
Actuarial loss	16	17	5	5
Net periodic pension cost	$5	$5	$2	$2

The components of the net periodic pension cost for the nine months ended September 30, 2016 and 2015 are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Service cost	$11	$18	$13	$14
Interest cost	72	72	38	39
Expected asset return	(113)	(126)	(61)	(65)

Amortization:
Actuarial loss	47	55	15	15
Net periodic pension cost	$17	$19	$5	$3

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

9.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2016	2015	2015
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—	$220
Term Loans:
Term Loan A	1,516	1,546	1,546
Term Loan A (€279 million at September 30, 2016)	303	301	309
Term Loan B	558	563	563
Senior Notes:
6.75%, due 2020 (€500 million)	557	542	557
4.875%, due 2021 (€330 million)	367	357	367
5.00%, due 2022	495	494	494
5.875%, due 2023	681	680	679
5.375%, due 2025	296	296	296
6.375%, due 2025	294	293	293
Payable to OI Inc.	250	250	250
Capital Leases	62	62	60
Other	30	29	32
Total long-term debt	5,409	5,413	5,666
Less amounts due within one year	76	68	57
Long-term debt	$5,333	$5,345	$5,609

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

At September 30, 2016, the Agreement, as amended through Amendment No. 4 (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,516 million net of debt issuance costs), and a €279 million term loan A facility ($303 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($558 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At September 30, 2016, the Company had unused credit of $880 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at September 30, 2016 was 2.57%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2016	2015	2015
Balance (included in short-term loans)	$158	$158	$173
Weighted average interest rate	0.67%	1.21%	1.11%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2016 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$561	$120.37	$675
4.875%, due 2021 (€330 million)	370	114.45	423
5.00%, due 2022	500	106.31	532
5.875%, due 2023	700	107.75	754
6.375%, due 2025	300	111.00	333
5.375%, due 2025	300	104.75	314

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

As of September 30, 2016, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,600 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2015, approximately 82% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 11% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 7% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of September 30, 2016, has disposed of the asbestos claims of approximately 397,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,300.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2015, 2014 and 2013 were $138 million, $148 million, and $158 million, respectively.  OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $95,000, $81,000 and $93,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Other Matters

The Company’s joint venture in China is involved in litigation with its partner regarding whether the joint venture should be dissolved.  Following an ownership change with respect to the joint venture partner, the Company is now in discussions with the new partner to resolve the dispute.  As a result, all legal actions are on hold.  As of September 30, 2016, the Company’s equity investment in this joint venture was approximately $72 million.  The Company intends to vigorously defend its position in this litigation, but is unable to predict the final outcome of the matter.

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

11.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2016 and 2015 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance at July 1, 2016	$728	$2,405	$(1,992)	$110	$1,251
Net distribution to parent	(17)				(17)
Net earnings		108		6	114
Other comprehensive loss			(57)	(2)	(59)
Acquisitions of noncontrolling interests	(1)				(1)
Balance on September 30, 2016	$710	$2,513	$(2,049)	$114	$1,288

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance at July 1, 2015	$827	$2,193	$(1,636)	$112	$1,496
Net distribution to parent	(20)				(20)
Net earnings		17		7	24
Other comprehensive income (loss)			(235)	(8)	(243)
Distributions to noncontrolling interests				(1)	(1)
Balance on September 30, 2015	$807	$2,210	$(1,871)	$110	$1,256

The activity in share owners’ equity for the nine months ended September 30, 2016 and 2015 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2016	$731	$2,233	$(1,976)	$108	$1,096
Net distribution to parent	(20)				(20)
Net earnings		280		16	296
Other comprehensive loss			(73)	(10)	(83)
Acquisitions of noncontrolling interest	(1)				(1)
Balance on September 30, 2016	$710	$2,513	$(2,049)	$114	$1,288

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2015	$964	$2,082	$(1,453)	$117	$1,710
Net distribution to parent	(139)				(139)
Net earnings		128		16	144
Other comprehensive loss			(418)	(16)	(434)
Distributions to noncontrolling interests				(13)	(13)
Acquisitions of noncontrolling interests	(18)			6	(12)
Balance on September 30, 2015	$807	$2,210	$(1,871)	$110	$1,256

12.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2016 and 2015 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2016	$(574)	$(4)		$(1,414)		$(1,992)
Change before reclassifications	(77)					(77)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	26	(b)	25
Translation effect				(5)		(5)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	(77)	(1)		21		(57)
Balance on September 30, 2016	$(651)	$(5)		$(1,393)		$(2,049)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2015	$(281)	$(6)		$(1,349)		$(1,636)
Change before reclassifications	(257)					(257)
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	20	(b)	18
Translation effect				4		4
Tax effect		(1)		1		—
Other comprehensive income (loss) attributable to the Company	(257)	(3)		25		(235)
Balance on September 30, 2015	$(538)	$(9)		$(1,324)		$(1,871)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2016	$(568)	$(10)		$(1,398)		$(1,976)
Change before reclassifications	(83)					(83)
Amounts reclassified from accumulated other comprehensive income		4	(a)	(2)	(b)	2
Translation effect				6		6
Tax effect		1		1		2
Other comprehensive income (loss) attributable to the Company	(83)	5		5		(73)
Balance on September 30, 2016	$(651)	$(5)		$(1,393)		$(2,049)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2015	$(55)	$(4)		$(1,394)		$(1,453)
Change before reclassifications	(483)					(483)
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	58	(b)	54
Translation effect				10		10
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(483)	(5)		70		(418)
Balance on September 30, 2015	$(538)	$(9)		$(1,324)		$(1,871)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

13.  Other Expense (Income), net

Other expense (income), net for the three and nine months ended September 30, 2016 and 2015 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Restructuring, asset impairment and related charges	$—	$35	$19	$57
Gain on sale of land in China			(7)
Strategic transaction costs		13		19
Foreign currency exchange loss (gain)	2	(2)	6	(10)
Other expense (income)	(7)	(2)	6	(7)
	$(5)	$44	$24	$59

14.  Supplemental Cash Flow Information

Financial information regarding the Company’s supplemental cash flow information is as follows:

	Nine months ended September 30,
	2016	2015
Interest paid in cash	$214	$192
Income taxes paid in cash (all non-U.S.):	93	93

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. The amount of receivables sold by the Company was $240 million, $317 million and $336 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $606 million of incremental net sales and $123 million of incremental segment operating profit in the first nine months of 2016.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

The Company financed the Vitro Acquisition with the proceeds from a senior notes offering, cash on hand and the incremental term loan facilities (see Note 9).

The total purchase price was allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contained customary provisions for working capital adjustments, which the Company resolved with the seller in the first quarter of 2016.  The Company completed the purchase price allocation process in the third quarter of 2016.  The following table summarizes the fair value of the assets and liabilities assumed on September 1, 2015 and subsequent adjustments identified through the purchase price allocation process and recorded through the measurement period:

	September 1, 2015	Measurement Period Adjustments	September 30, 2016
Cash	$17	$—	$17
Other current assets	344	(10)	334
Goodwill	1,073	(236)	837
Customer list intangibles and other	406	202	608
Net property, plant and equipment	597	48	645
Total assets	2,437	4	2,441

Current liabilities	93	(7)	86
Long-term debt	11		11
Long-term liabilities	36	11	47
Net assets acquired	$2,297	$—	$2,297

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

The balance sheet adjustments identified above did not result in any significant adjustments to the periods’ income statement.

16.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 15 and the related financing described in Note 9, occurred at the beginning of  the period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Three Months Ended September 30, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$1,566	$143	$	$1,709

Earnings from continuing operations attributable to the Company	$18	$18	$(11)	$25

	Nine months ended September 30, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$4,530	$574	$	$5,104

Earnings from continuing operations attributable to the Company	$131	$79	$(46)	$164

17.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela.  That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending, although the annulment proceedings were recently suspended because Venezuela has not paid its fees owed to ICSID.  If the proceeding is stayed for non payment for a consecutive period in excess of six months, ICSID’s Secretary General could move that the committee discontinue the annulment proceeding altogether.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $6 million and $3 million for the nine months ended September 30, 2016 and September 30 2015, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Stock Compensation - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

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

	September 30, 2016
						Non-
					Guarantor	Guarantor
Balance Sheet	Parent		Issuer		Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$		$15	$279	$		$294
Trade receivables, net				86	21	750			857
Inventories				198	30	829			1,057
Prepaid expenses and other current assets				22	10	202			234

Total current assets		—		306	76	2,060		—	2,442

Investments in and advances to subsidiaries		1,424		4,295	1,250			(6,969)	—

Goodwill				582	331	1,621			2,534

Intangibles, net						490			490

Other assets				123	243	748			1,114

Property, plant and equipment, net				698	5	2,214			2,917

Total assets		$1,424		$6,004	$1,905	$7,133		$(6,969)	$9,497

Current liabilities:
Accounts payable and accrued liabilities	$			$179	$18	$862	$		$1,059
Short-term loans and long-term debt due within one year				55		207			262
Other liabilities				111	52	419			582

Total current liabilities		—		345	70	1,488		—	1,903

Long-term debt		250		3,799		1,284			5,333
Other long-term liabilities				8	412	553			973
Investments by and advances from parent				1,852	1,423	3,694		(6,969)	—
Total share owner's equity of the Company		1,174							1,174
Noncontrolling interests						114			114

Total liabilities and share owners’ equity		$1,424		$6,004	$1,905	$7,133		$(6,969)	$9,497

	December 31, 2015
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$6	$393	$—	$399
Trade receivables, net		55	15	492		562
Inventories		205	35	767		1,007
Prepaid expenses and other current assets		25	13	328		366

Total current assets	—	285	69	1,980	—	2,334

Investments in and advances to subsidiaries	1,239	3,775	1,002		(6,016)	—

Goodwill		581	317	1,591		2,489

Intangibles, net				597		597

Other assets		123	267	650		1,040

Property, plant and equipment, net		703	8	2,250		2,961

Total assets	$1,239	$5,467	$1,663	$7,068	$(6,016)	$9,421

Current liabilities:
Accounts payable and accrued liabilities	$—	$184	$18	$1,010	$—	$1,212
Short-term loans and long-term debt due within one year		50		178		228
Other liabilities		139	35	378		552

Total current liabilities	—	373	53	1,566	—	1,992

Long-term debt	250	3,839		1,256		5,345
Other long-term liabilities		16	371	600	1	988
Investments by and advances from parent		1,239	1,239	3,538	(6,016)	—
Total share owner's equity of the Company	989				(1)	988
Noncontrolling interests				108		108

Total liabilities and share owners’ equity	$1,239	$5,467	$1,663	$7,068	$(6,016)	$9,421

	September 30, 2015
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$15	$254		$1	$270
Trade receivables, net		76	14	662		1	753
Inventories		190	48	785			1,023
Prepaid expenses and other current assets		30	16	398		(2)	442

Total current assets	—	296	93	2,099		—	2,488

Investments in and advances to subsidiaries	1,395	1,119	1,651			(4,165)	—

Goodwill		54	9	2,734			2,797

Intangibles, net				404			404

Other assets		519	74	397		1	991

Property, plant and equipment, net		852	7	2,015			2,874

Total assets	$1,395	$2,840	$1,834	$7,649		$(4,164)	$9,554

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$41	$	$209	$		$250
Accounts payable and accrued liabilities		197	28	779			1,004
Other liabilities		126	50	352		(1)	527

Total current liabilities	—	364	78	1,340		(1)	1,781

Long-term debt	250	4,069		1,290			5,609
Other long-term liabilities		59	297	552			908
Investments by and advances from parent		(1,652)	1,459	4,357		(4,164)	—
Total share owner's equity of the Company	1,145					1	1,146
Noncontrolling interests				110			110

Total liabilities and share owners’ equity	$1,395	$2,840	$1,834	$7,649		$(4,164)	$9,554

	Three months ended September 30, 2016
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$498	$73	$1,181	$(40)	$1,712
Cost of goods sold		(414)	(58)	(943)	39	(1,376)

Gross profit	—	84	15	238	(1)	336

Research, engineering, selling, administrative and other		(29)	(20)	(88)		(137)
Net intercompany interest	5	(4)		(1)		—
Interest expense, net	(5)	(44)		(17)		(66)
Equity earnings from subsidiaries	108	88			(196)	—
Other equity earnings		3		12		15
Other expense, net		38	(4)	(29)		5

Earnings (loss) from continuing operations before income taxes	108	136	(9)	115	(197)	153
Provision for income taxes		—		(36)		(36)

Earnings (loss) from continuing operations	108	136	(9)	79	(197)	117
Loss from discontinued operations				(3)		(3)

Net earnings (loss)	108	136	(9)	76	(197)	114
Net earnings attributable to noncontrolling interests				(6)		(6)

Net earnings (loss) attributable to the Company	$108	$136	$(9)	$70	$(197)	$108

	Three months ended September 30, 2016
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$108	$136	$(9)	$76	$(197)	$114
Other comprehensive income (loss)	(59)	(1)		(79)	80	(59)

Total comprehensive income (loss)	49	135	(9)	(3)	(117)	55

Comprehensive income attributable to noncontrolling interests				(4)		(4)

Comprehensive income (loss) attributable to the Company	$49	$135	$(9)	$(7)	$(117)	$51

	Three months ended September 30, 2015
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$482	$18	$1,082	$(16)	$1,566
Cost of goods sold		(421)	(13)	(870)	14	(1,290)

Gross profit	—	61	5	212	(2)	276

Research, engineering, selling, administrative and other		(29)	(15)	(81)	1	(124)
Net intercompany interest	5	(5)				—
Interest expense, net	(5)	(45)		(17)		(67)
Equity earnings from subsidiaries	17	56			(73)	—
Other equity earnings		5		12		17
Other expense, net		10	(14)	(40)		(44)

Earnings (loss) from continuing operations before income taxes	17	53	(24)	86	(74)	58
Provision for income taxes		(1)		(32)		(33)

Earnings (loss) from continuing operations	17	52	(24)	54	(74)	25
Loss from discontinued operations				(1)		(1)

Net earnings (loss)	17	52	(24)	53	(74)	24
Net earnings attributable to noncontrolling interests				(7)		(7)

Net earnings (loss) attributable to the Company	$17	$52	$(24)	$46	$(74)	$17

	Three months ended September 30, 2015
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$17	$52	$(24)	$53	$(74)	$24
Other comprehensive income (loss)	(226)	(2)		(261)	246	(243)

Total comprehensive income (loss)	(209)	50	(24)	(208)	172	(219)

Comprehensive income attributable to noncontrolling interests				1		1

Comprehensive income (loss) attributable to the Company	$(209)	$50	$(24)	$(207)	$172	$(218)

	Nine months ended September 30, 2016
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,469	$217	$3,509	$(135)	$5,060
Cost of goods sold		(1,215)	(172)	(2,811)	135	(4,063)

Gross profit	—	254	45	698	—	997

Research, engineering, selling, administrative and other		(89)	(76)	(258)		(423)
Net intercompany interest	15	(15)				—
Interest expense, net	(15)	(133)		(51)		(199)
Equity earnings from subsidiaries	280	255			(535)	—
Other equity earnings		8		36		44
Other expense, net		98	(13)	(109)		(24)

Earnings (loss) from continuing operations before income taxes	280	378	(44)	316	(535)	395
Provision for income taxes		(4)		(89)		(93)

Earnings (loss) from continuing operations	280	374	(44)	227	(535)	302
Loss from discontinued operations				(6)		(6)

Net earnings (loss)	280	374	(44)	221	(535)	296
Net earnings attributable to noncontrolling interests				(16)		(16)

Net earnings (loss) attributable to the Company	$280	$374	$(44)	$205	$(535)	$280

	Nine months ended September 30, 2016
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$280	$374	$(44)	$221	$(535)	$296
Other comprehensive income (loss)	(83)	4		(70)	66	(83)

Total comprehensive income (loss)	197	378	(44)	151	(469)	213

Comprehensive income attributable to noncontrolling interests				(6)		(6)

Comprehensive income (loss) attributable to the Company	$197	$378	$(44)	$145	$(469)	$207

	Nine months ended September 30, 2015
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,452	$19	$3,076	$(17)	$4,530
Cost of goods sold		(1,223)	(9)	(2,496)	16	(3,712)

Gross profit		229	10	580	(1)	818

Research, engineering, selling, administrative and other		(100)	(62)	(235)		(397)
Net intercompany interest	15	(16)		1		—
Interest expense, net	(15)	(123)	(1)	(49)		(188)
Equity earnings from subsidiaries	128	148			(276)	—
Other equity earnings		15		31		46
Other expense, net		78	(20)	(118)	1	(59)

Earnings (loss) from continuing operations before income taxes	128	231	(73)	210	(276)	220
Provision for income taxes		(5)	(3)	(65)		(73)

Earnings (loss) from continuing operations	128	226	(76)	145	(276)	147
Loss from discontinued operations				(3)		(3)

Net earnings (loss)	128	226	(76)	142	(276)	144
Net earnings attributable to noncontrolling interests				(16)		(16)

Net earnings (loss) attributable to the Company	$128	$226	$(76)	$126	$(276)	$128

	Nine months ended September 30, 2015
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$128	$226	$(76)	$142	$(276)	$144
Other comprehensive income (loss)	(418)	(3)		(489)	476	(434)

Total comprehensive income (loss)	(290)	223	(76)	(347)	200	(290)

Comprehensive income attributable to noncontrolling interests

Comprehensive income (loss) attributable to the Company	$(290)	$223	$(76)	$(347)	$200	$(290)

	Nine months ended September 30, 2016
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$—	108	$10	$147	$—	$265
Cash utilized in investing activities		(66)	(1)	(215)		(282)
Cash provided by (utilized in) financing activities		(42)		(42)		(84)

Effect of exchange rate change on cash				(4)		(4)

Net change in cash	—	—	9	(114)	—	(105)
Cash at beginning of period			6	393		399

Cash at end of period	$—	$—	$15	$279	$—	$294

	Nine months ended September 30, 2015
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$—	$72	$143	$(74)	$20	$161
Cash utilized in investing activities		(2,393)	(1)	(2,525)	2,281	(2,638)
Cash provided by financing activities		2,321	(157)	2,401	(2,301)	2,264

Effect of exchange rate change on cash				(29)		(29)

Net change in cash	—	—	(15)	(227)	—	(242)
Cash at beginning of period			29	483		512

Cash at end of period	$—	$—	$14	$256	$—	$270

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

Financial information for the three and nine months ended September 30, 2016 and 2015 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales:
Europe	$586	$605	$1,795	$1,809
North America	578	520	1,709	1,520
Latin America	365	265	1,022	677
Asia Pacific	170	162	487	478
Reportable segment totals	1,699	1,552	5,013	4,484
Other	13	14	47	46
Net Sales	$1,712	$1,566	$5,060	$4,530

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment operating profit:
Europe	$64	$68	$192	$181
North America	79	61	247	214
Latin America	74	51	194	108
Asia Pacific	20	19	48	51
Reportable segment totals	237	199	681	554
Items excluded from segment operating profit:
Retained corporate costs and other	(18)	(10)	(75)	(49)
Restructuring, asset impairment and other charges		(41)	(12)	(68)
Acquisition-related fair value inventory adjustments		(10)		(10)
Strategic transaction costs		(13)		(19)
Interest expense, net	(66)	(67)	(199)	(188)
Earnings from continuing operations before income taxes	153	58	395	220
Provision for income taxes	(36)	(33)	(93)	(73)
Earnings from continuing operations	117	25	302	147
Loss from discontinued operations	(3)	(1)	(6)	(3)
Net earnings	114	24	296	144
Net (earnings) attributable to noncontrolling interests	(6)	(7)	(16)	(16)
Net earnings attributable to the Company	$108	$17	$280	$128
Net earnings from continuing operations attributable to the Company	$111	$18	$286	$131

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2016 and 2015

Third Quarter 2016 Highlights

•	The September 1, 2015 Vitro Acquisition increased net sales by $162 million and segment operating profit by $37 million compared to the prior year quarter
•

Net sales in the third quarter of 2016 were $1.7 billion, up 9% from the prior year third quarter, primarily due to incremental net sales from the Vitro Acquisition. Excluding the acquisition, shipments were down 2% compared to the prior year period, mainly due to the challenging economic environment in Brazil and Ecuador

•

Driven by the Vitro Acquisition and progress on strategic initiatives, segment operating profit was higher in all regions, except for Europe, in the third quarter of 2016 compared to the prior year quarter

Net sales for the third quarter of 2016 were $146 million higher than the third quarter of the prior year primarily due to approximately $162 million of net sales from the acquired Vitro Business, partially offset by lower organic sales volumes (excluding the impact of the Vitro Business).

Segment operating profit for reportable segments for the third quarter of 2016 was $38 million higher than the third quarter of the prior year. The increase was largely attributable to approximately $37 million of segment operating profit from the acquired Vitro Business. Higher pricing in the quarter was mostly offset by lower organic sales volumes, unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

Net interest expense for the third quarter of 2016 decreased $1 million compared to the third quarter of 2015.  Interest expense in the third quarter of 2015 included $14 million principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the quarter.  Exclusive of these items, net interest expense increased $13 million in the current year quarter primarily due to higher debt levels due to the Vitro Acquisition.

For the third quarter of 2016, the Company recorded earnings from continuing operations attributable to the Company of $111 million, compared to $18 million in the third quarter of 2015. Earnings in the third quarter of 2015 included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $74 million in the third quarter of 2015 as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2015
Restructuring, asset impairment and other charges	$(41)
Note repurchase premiums and write-off of finance fees	(14)
Strategic transaction costs	(13)
Acquisition - related fair value inventory adjustments	(10)
Net tax benefit for income tax on items above	4
Total	$(74)

Results of Operations — Third Quarter of 2016 compared with Third Quarter of 2015

Net Sales

The Company’s net sales in the third quarter of 2016 were $1,712 million compared with $1,566 million for the third quarter of 2015, an increase of $146 million, or 9%. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 8% in the third quarter of 2016 compared to the prior year quarter. This resulted in approximately $162 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments were down approximately 2% for the third quarter of 2016 compared to the same period in 2015, primarily due to continuing weakness in Brazil. In total, foreign currency exchange rates were comparable in the third quarter of 2016 with the prior year quarter. Slightly higher selling prices benefited net sales by $19 million in the quarter and were primarily driven by price adjustments that reflect cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales— 2015		$1,552
Price	$19
Sales volume (excluding Vitro acquisition)	(34)
Vitro acquisition	162
Total effect on reportable segment net sales		147
Reportable segment net sales— 2016		$1,699

Europe:  Net sales in Europe in the third quarter of 2016 were $586 million compared with $605 million for the third quarter of 2015, a decrease of $19 million, or 3%. Unfavorable effects of foreign currency exchange rate changes during the third quarter of 2016, primarily due to the weakening of the British pound in relation to the U.S. dollar, decreased net sales by $10 million. Glass container shipments were comparable to the prior year quarter, however, a slightly unfavorable sales mix reduced net sales by $1 million in the third quarter of 2016. The region experienced lower selling prices in the third quarter, which decreased net sales by $8 million, compared to the same period in the prior year. Lower year-over-year pricing trends are expected to continue for the remainder of 2016.

North America:  Net sales in North America in the third quarter of 2016 were $578 million compared with $520 million for the third quarter of 2015, an increase of $58 million, or 11%. Net sales from the acquired Vitro food and beverage business in the U.S. increased the region’s net sales by $52 million in the quarter. Total glass container shipments in the region were up 9% in the third quarter of 2016 compared to the same quarter in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the U.S., glass container shipments were up 3% compared to the prior year quarter, due to higher beer and non-alcoholic customer shipments. However, an unfavorable sales mix reduced net sales by $3 million in the third quarter of 2016. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Slightly higher selling prices as a result of contractual pass throughs increased net sales by $9 million in the third quarter of 2016.

Latin America:  Net sales in Latin America in the third quarter of 2016 were $365 million compared with $265 million for the third quarter of 2015, an increase of $100 million, or 38%. Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by $110 million in the quarter. Total glass container shipments in the region were up 35% in the third quarter of 2016 compared to the same quarter in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the region, shipments in the region were down nearly 15% in the quarter compared to the same period in 2015 and this decreased sales by $26 million. This impact was primarily due to a general economic slowdown in Brazil and Ecuador. Higher pricing increased net sales by $16 million in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2016 were $170 million compared with $162 million for the third quarter of 2015, an increase of $8 million, or 5%. The favorable effects of foreign currency exchange rate changes during the third quarter of 2016, primarily due to the strengthening of the New Zealand dollar in relation to the U.S. dollar, increased net sales by $10 million. Glass container shipments were down 5% in the third quarter of 2016 compared to the same period in the prior year, and this resulted in $4 million of lower sales in the quarter. Mature markets in the region were on par with the prior year quarter, but production volumes in those countries were lower due to planned engineering activity. Sales volumes in the mature markets were supported by importing from emerging markets in the region, which in turn, led to lower domestic sales in those markets. Slightly higher selling prices also increased net sales by $2 million in the current quarter.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $153 million in the third quarter of 2016 compared with $58 million for the third quarter of 2015, an increase of $95 million, or 164%. This increase was primarily due to higher segment operating profit and lower costs for items that management does not consider representative of ongoing operations, partially offset by higher retained corporate costs and other.

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

Segment operating profit of reportable segments in the third quarter of 2016 was $237 million compared with $199 million for the third quarter of 2015, an increase of $38 million, or 19%. The increase was largely attributable to approximately $37 million of segment operating profit from the acquired Vitro Business. Higher pricing in the quarter was mostly offset by lower organic sales volumes, unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2015		$199
Price	$19
Sales volume (excluding Vitro acquisition)	(8)
Operating costs	(6)
Effects of changing foreign currency rates	(4)
Vitro acquisition	37
Total net effect on reportable segment operating profit		38
Reportable segment operating profit - 2016		$237

Europe:  Segment operating profit in Europe in the third quarter of 2016 was $64 million compared with $68 million in the third quarter of 2015, a decrease of $4 million, or 6%. Lower selling prices decreased segment operating profit by $8 million in the current quarter compared to the prior year quarter. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $4 million in the current year quarter. Operating costs were $8 million lower in the third quarter of 2016 than the prior year quarter due to energy deflation and improved operational performance, which benefited segment operating profit.

The results of the United Kingdom’s referendum on withdrawal from the European Union in June 2016 is expected to have an unfavorable foreign currency exchange rate impact of approximately $5 million (assuming September 30, 2016 exchange rates) on the region’s segment operating profit for the remainder of 2016.

North America:  Segment operating profit in North America in the third quarter of 2016 was $79 million compared with $61 million in the third quarter of 2015, an increase of $18 million, or 30%. Segment operating profit from the acquired Vitro food and beverage business in the region contributed $12 million of incremental profit in the quarter. Contractual pass through arrangements increased selling prices by $9 million in the current quarter compared to the same quarter in the prior year. Higher production volumes and improved operating efficiencies were more than offset by cost inflation in the quarter. Together, this contributed to a $3 million increase to operating costs in the third quarter of 2016.

Latin America:  Segment operating profit in Latin America in the third quarter of 2016 was $74 million compared with $51 million in the third quarter of 2015, an increase of $23 million, or 45%. Segment operating profit from the newly acquired Vitro food and beverage business contributed approximately $25 million of incremental profit to the region in the quarter. Excluding the impact of the acquired Vitro food and beverage business in the region, the decrease in sales volume discussed above impacted segment operating profit by $8 million. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year quarter. Despite management interventions to contain costs and improve asset optimization, segment operating profit was also unfavorably impacted by $12 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil. These decreases were partially offset by approximately $5 million of non-strategic asset sales, which benefited the third quarter of 2016. Higher selling prices increased segment operating profit in the third quarter of 2016 by $16 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2016 was $20 million compared with $19 million in the third quarter of 2015, an increase of $1 million, or 5%. Higher selling prices increased segment operating profit in the third quarter of 2016 by $2 million. The effects of foreign currency exchange rates increased segment operating profit by $3 million in the current year quarter. However, cost inflation, higher production downtime due to furnace rebuild activity and higher costs for intra-regional shipments drove operating costs $4 million higher in the third quarter of 2016 compared to the same quarter in the prior year.

Interest Expense, Net

Net interest expense for the third quarter of 2016 was $66 million compared with $67 million for the third quarter of 2015. Interest expense in the third quarter of 2015 included $14 million principally due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the quarter.  Exclusive of these items, net interest expense increased $13 million in the current year quarter primarily due to higher debt levels due to the Vitro Acquisition.

Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2016, the Company recorded earnings from continuing operations attributable to the Company of $111 million compared to $18 million in the third quarter of 2015. Earnings in the third quarter of 2015 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company by $74 million in the third quarter of 2015 as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2015
Restructuring, asset impairment and other charges	$(41)
Note repurchase premiums and write-off of finance fees	(14)
Strategic transaction costs	(13)
Acquisition - related fair value inventory adjustments	(10)
Net tax benefit for income tax on items above	4
Total	$(74)

Executive Overview – Nine months ended September 30, 2016 and 2015

2016 Highlights

•	The September 1, 2015 Vitro Acquisition increased net sales by $606 million and segment operating profit by $123 million in the first nine months of 2016 compared to the prior year period
•

Net sales in the first nine months of 2016 were $5.1 billion, up 12% from the same prior year period, primarily due to incremental net sales from the Vitro Acquisition. Excluding the acquisition, shipments were comparable in both periods

•	The unfavorable effect of foreign currency exchange rates reduced net sales by $93 million and segment operating profit by $20 million compared to the prior year period
•

Driven by the Vitro Acquisition and progress on strategic initiatives, segment operating profit was higher in all regions, except for Asia Pacific, in the first nine months of 2016 compared to the prior year period

Net sales for the first nine months of 2016 were $530 million higher than the same period in the prior year primarily due to approximately $606 million of net sales from the acquired Vitro Business, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

Segment operating profit for reportable segments for the first nine months of 2016 was $127 million higher than the same period in the prior year. The increase was largely attributable to approximately $123 million of segment operating profit from the acquired Vitro Business. Higher selling prices also increased segment operating profit by $56 million. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

Net interest expense for the first nine months of 2016 was $199 million compared with $188 million for the first nine months of 2015. Interest expense for 2015 included $42 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the first nine months of 2015.  Exclusive of these items, net interest expense increased $53 million in the current year period primarily due to higher debt levels due to the Vitro Acquisition.

Net earnings from continuing operations attributable to the Company for the first nine months of 2016 were $286 million compared with $131 million for the first nine months of 2015. Earnings in 2016 and 2015 included items that management considered not representative of ongoing operations. These items decreased net earnings attributable to the Company by $10 million in the first nine months of 2016 and by $130 million in the first nine months of 2015 as set forth in the following tables.

	Net Earnings
	Increase
	(Decrease)
Description	2016	2015
Restructuring, asset impairment and other charges	$(19)	$(69)
Gain on China land compensation	7
Note repurchase premiums and write-off of finance fees		(42)
Strategic transaction costs		(19)
Acquisition - related fair value inventory adjustments		(10)
Net tax benefit for income tax on items above	4	10
Net impact of noncontrolling interests on items above	(2)
Total	$(10)	$(130)

Results of Operations – First nine months of 2016 compared with first nine months of 2015

Net Sales

The Company’s net sales in the first nine months of 2016 were $5,060 million compared with $4,530 million for the first nine months of 2015, an increase of $530 million. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 12% in the first nine months of 2016 compared to the same period in the prior year. This resulted in approximately $606 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments were comparable for the first nine months of 2016 to the same period in 2015, however, an unfavorable sales mix resulted in $40 million in lower net sales in 2016. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro, Brazilian real, Colombian peso, Canadian dollar and Australian dollar impacted sales by $93 million in the first nine months of 2016 compared to the same period in 2015. Slightly higher selling prices benefited net sales by $56 million in 2016 and were primarily driven by price adjustments that reflect cost inflation.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales— 2015		$4,484
Price	$56
Sales volume (excluding Vitro acquisition)	(40)
Effects of changing foreign currency rates	(93)
Vitro acquisition	606
Total effect on reportable segment net sales		529
Reportable segment net sales— 2016		$5,013

Europe:  Net sales in Europe in the first nine months of 2016 were $1,795 million compared with $1,809 million for the first nine months of 2015, a decrease of $14 million, or less than 1%. Selling prices in Europe decreased net sales by $17 million in the first nine months of 2016 compared to the same period in the prior year. Lower year-over-year pricing trends are expected to continue for the remainder of 2016. Unfavorable foreign currency exchange rate decreased net sales by $15 million, as the Euro and British pound weakened in relation to the U.S. dollar. Net sales were increased in the first nine months of 2016 due to a 2% increase in glass container shipments driven by higher shipments to beer and wine customers. This increased net sales by $18 million compared to the prior year period.

North America:  Net sales in North America in the first nine months of 2016 were $1,709 million compared with $1,520 million for the first nine months of 2015, an increase of $189 million, or 12%. Net sales from the acquired Vitro food and beverage business in the U.S. increased the region’s net sales by $195 million in the first nine months of 2016. Total glass container shipments in the region were up 9% in the first nine months of 2016 compared to the same period in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the U.S., glass container shipments were up 1% compared to the prior year period, however, an unfavorable sales mix reduced net sales by $21 million in the first nine months of 2016. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Slightly higher selling prices as a result of contractual pass throughs increased net sales by $19 million in the first nine months of 2016.  Unfavorable foreign currency exchange rate changes decreased net sales by $4 million, as the Canadian dollar weakened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in the first nine months of 2016 were $1,022 million compared with $677 million for the first nine months of 2015, an increase of $345 million, or 51%. Net sales from the newly acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by $411 million in the first nine months of 2016. Total glass container shipments in the region were up 66% in the first nine months of 2016 compared to the same period in the prior year. Excluding the impact of the newly acquired Vitro food and beverage business in the region, shipments were down nearly 9% compared to the same period in the prior year and this decreased sales by $46 million. This impact was primarily due to a general economic slowdown in Brazil. The unfavorable effects of foreign currency exchange rate changes decreased net sales $68 million in the first nine months of 2016 compared to 2015, principally due to a decline in the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $48 million in the first nine months of 2016.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2016 were $487 million compared with $478 million for the first nine months of 2015, an increase of $9 million, or 2%. Glass container shipments were down 1% compared to the same period in the prior year, however, a slightly more favorable sales mix increased net sales by $9 million in the first nine months of 2016. Sales volumes in mature markets in the region were higher than prior year, but production volumes in those countries were lower due to planned engineering activity. These lower volumes in the mature markets were supported by importing from emerging markets in the region, which in turn, led to lower domestic sales in those markets. Slightly higher selling prices in the region also increased net sales by $6 million in the first nine months of 2016. The unfavorable effects of foreign currency exchange rate changes during the first nine months of 2016, primarily due to the weakening of the Australian dollar in relation to the U.S. dollar in the first half of the year, decreased net sales by $6 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $395 million in the first nine months of 2016 compared with $220 million for the same period in 2015, an increase of $175 million, or 80%. This increase was primarily due to higher segment operating profit and lower costs for items that management does not consider representative of ongoing operations, partially offset by higher retained corporate costs.

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

Segment operating profit of reportable segments in the first nine months of 2016 was $681 million compared with $554 million for the first nine months of 2015, an increase of $127 million, or 23%. The increase was largely attributable to approximately $123 million of segment operating profit from the acquired Vitro Business. Higher selling prices also increased segment operating profit by $56 million. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2015		$554
Price	$56
Sales volume (excluding Vitro acquisition)	(8)
Operating costs	(24)
Effects of changing foreign currency rates	(20)
Vitro acquisition	123
Total net effect on reportable segment operating profit		127
Reportable segment operating profit - 2016		$681

Europe:  Segment operating profit in Europe in the first nine months of 2016 was $192 million compared with $181 million in the first nine months of 2015, an increase of $11 million, or 6%. The increase in sales volume discussed above improved segment operating profit by $5 million. Operating costs were $31 million lower in the first nine months of 2016 than the prior year period due to energy deflation and improved operational performance. In the prior year period, production volumes were lower due to asset optimization projects that have now been completed. The unfavorable effects of foreign currency exchange rates, especially the Euro and British pound, decreased segment operating profit by $8 million in the first nine months of 2016. Lower selling prices also decreased segment operating profit in the first nine months of 2016 by $17 million.

North America:  Segment operating profit in North America in the first nine months of 2016 was $247 million compared with $214 million in the first nine months of 2015, an increase of $33 million, or 15%. Segment operating profit from the acquired Vitro food and beverage business in the region contributed $28 million of incremental profit in the first nine months of 2016. Higher selling prices as a result of contractual pass throughs increased segment operating profit by $19 million in the first nine months of 2016 compared to the same period in the prior year. Higher production volumes and improved operating efficiencies were more than offset by cost inflation. Together, this contributed to a $10 million increase to operating costs in the first nine months of 2016. The unfavorable sales mix discussed above reduced segment operating profit by $4 million.

Latin America:  Segment operating profit in Latin America in the first nine months of 2016 was $194 million compared with $108 million in the first nine months of 2015, an increase of $86 million, or 80%. Segment operating profit from the newly acquired Vitro food and beverage business contributed approximately $95 million of incremental profit to the region in the first nine months of 2016. Excluding the impact of the acquired Vitro food and beverage business in the region, the decrease in sales volume discussed above impacted segment operating profit by $14 million. The unfavorable effects of foreign currency exchange rates, especially the Brazilian real and the Colombian peso, decreased segment operating profit by $14 million in the first nine months of 2016. Despite management interventions to contain costs and improve asset optimization, segment operating profit was also unfavorably impacted by $34 million of higher operating costs, primarily due to energy and soda ash inflation in Brazil and Ecuador. In addition, approximately $5 million of non-strategic asset sales benefited the first nine months of 2016. Partially offsetting these declines were higher selling prices that increased segment operating profit in the first nine months of 2016 by $48 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2016 was $48 million compared with $51 million in the first nine months of 2015, a decrease of $3 million, or 6%. Cost inflation, higher production downtime due to furnace rebuild activity and higher costs for intra-regional shipments drove operating costs $16 million higher in the first nine months of 2016 compared to the same period in the prior year. The favorable effects of foreign currency exchange rates, especially the Australian and New Zealand dollar, increased segment operating profit by $2 million in the first nine months of 2016. The more favorable sales mix discussed above improved segment operating profit by $5 million. Higher selling prices also increased segment operating profit in the first nine months of 2016 by $6 million.

Interest Expense, Net

Net interest expense for the first nine months of 2016 was $199 million compared with $188 million for the first nine months of 2015. Interest expense for the first nine months of 2015 included $42 million due to note repurchase premiums and the write-off of finance fees related to debt redeemed in the third quarter of 2015. Exclusive of these items, net interest expense increased $53 million in the current year period primarily due to higher debt levels due to the Vitro Acquisition.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2016 was 23.5% compared with 33.2% for the nine months ended September 30, 2015. The Company’s effective tax rate for the first nine months of 2015 was higher than in the comparable 2016 period due to the impact of significant costs related to refinancing, restructuring and acquisition-related costs within jurisdictions that generated little or no tax benefit.

The Company expects that the full year effective tax rate for 2016 will be approximately 24% compared with 24.6% for 2015 (excluding items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2016, the Company recorded earnings from continuing operations attributable to the Company of $286 million compared $131 million in the first nine months of 2015. Earnings in 2016 and 2015 included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $10 million in the first nine months of 2016 and by $130 million in the first nine months of 2015 as set forth in the following table.

	Net Earnings
	Increase
	(Decrease)
Description	2016	2015
Restructuring, asset impairment and other charges	$(19)	$(69)
Gain on China land compensation	7
Note repurchase premiums and write-off of finance fees		(42)
Strategic transaction costs		(19)
Acquisition - related fair value inventory adjustments		(10)
Net tax benefit for income tax on items above	4	10
Net impact of noncontrolling interests on items above	(2)
Total	$(10)	$(130)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2016 were $18 million compared with $10 million for the third quarter of 2015, and $75 million for the first nine months of 2016 compared with $49 million for the first nine months of 2015. These costs were higher in the third quarter and first nine months of 2016 compared to the same periods in the prior year primarily due to the unfavorable year-over-year impact from currency hedges, higher management incentive accruals and higher non-service pension costs.

Restructuring, Asset Impairments and Other Charges

During the nine months ended September 30, 2016, the Company recorded net restructuring, asset impairment and other charges of $12 million. These charges primarily related to $19 million of restructuring in the Latin America region. Partially offsetting this was a $7 million gain related to compensation received for land that the Company was required to return to the Chinese government.

During the three and nine months ended September 30, 2015, the Company recorded restructuring, asset impairment and other charges of $41 million and $68 million, respectively. For the three months ended September 30, 2015, these charges reflect $35 million primarily related to restructuring in the North America, Asia Pacific and Latin America regions and other charges of $6 million.  For the nine months ended September 30, 2015, these charges reflect $57 million primarily related to restructuring in the North America, Asia Pacific and Latin America regions and other charges of $11 million. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Acquisition-related Fair Value Inventory Adjustments and Strategic Transaction Costs

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

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela. That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending, although the annulment proceedings were recently suspended because Venezuela has not paid its fees owed to ICSID.  If the proceeding is stayed for non-payment for a consecutive period in excess of six months, ICSID’s Secretary General could move that the committee discontinue the annulment proceeding altogether.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $6 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively, is related to ongoing costs related to the Venezuela expropriation.

Vitro Acquisition

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

Capital Resources and Liquidity

As of September 30, 2016, the Company had cash and total debt of $294 million and $5.6 billion, respectively, compared to $270 million and $5.9 billion, respectively, as of September 30, 2015. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non-U.S. locations as of September 30, 2016 was $279 million.

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

At September 30, 2016, the Agreement, as amended through Amendment No. 4 (the “Amended Agreement”), includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,516 million net of debt issuance costs), and a €279 million term loan A facility ($303 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  The Amended Agreement also includes a $575 million term loan B facility ($558 million net of debt issuance costs) with a final maturity date of September 1, 2022.  At September 30, 2016, the Company had unused credit of $880 million available under the Amended Agreement.  The weighted average interest rate on borrowings outstanding under the Amended Agreement at September 30, 2016 was 2.57%.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	September 30,	December 31,	September 30,
	2016	2015	2015
Balance (included in short-term loans)	$158	$158	$173
Weighted average interest rate	0.67%	1.21%	1.11%

Cash Flows

Cash flows for the nine months ended September 30, 2016 and 2015 are as follows (dollars in millions):

	2016	2015
Cash provided by continuing operating activities	$271	$164
Cash utilized in investing activities	$(282)	$(2,638)
Cash provided by (utilized in) financing activities	$(84)	$2,264

Free cash flow for the nine months ended September 30, 2016 and 2015 is calculated as follows (dollars in millions):

	2016	2015
Cash provided by continuing operating activities	$271	$164
Additions to property, plant and equipment	(310)	(299)
Free cash flow	$(39)	$(135)

Free cash flow was $(39) million for the first nine months of 2016 compared to $(135) million for the first nine months of 2015.  The Company defines free cash flow as cash provided by (utilized in) continuing operating activities less additions to property, plant and equipment from continuing operations.  Free cash flow does not conform to U.S. GAAP and should not be construed as an alternative to the cash flow measures reported in accordance with U.S. GAAP.  The Company uses free cash flow for internal reporting, forecasting and budgeting and believes this information allows the board of directors, management, investors and analysts to better understand the Company’s financial performance.

Operating activities:  Cash provided by continuing operating activities was $271 million for the nine months ended September 30, 2016, compared with $164 million for the same period in 2015. Higher net earnings was the primary driver for the improvement in cash provided by continuing operating activities in the first nine months of 2016. Working capital, which was a use of cash of $320 million and $326 million in the first nine months of 2016 and 2015, respectively, reflected the normal seasonality of the business. Working capital for the nine months ended September 30, 2016, includes $127 million received as a refund on value added taxes previously paid by the Company in conjunction with the Vitro Acquisition.

Investing activities:  Cash utilized in investing activities was $282 million for the nine months ended September 30, 2016, compared to $2,638 million for the nine months ended September 30, 2015. Capital spending for property, plant and equipment was $310 million during the first nine months of 2016 and $299 million in the same period in 2015. Cash utilized for acquisition activities in the nine months ended September 30, 2016 was $45 million and primarily related to additional contributions made to the Company’s investment in a joint venture in Nava, Mexico. Cash utilized for acquisition activities in the nine months ended September 30, 2015 was $2,342 million and primarily related to the Vitro Acquisition. During the first nine months of 2016, the Company received $57 million in net proceeds on the disposal of assets, which were primarily related to cash received from the Chinese government as partial compensation to sell land use rights and related properties.

Financing activities:  Cash utilized in financing activities was $84 million for the nine months ended September 30, 2016, compared to cash provided by financing activities of $2,264 million for the same period in 2015.  The decrease in cash provided by financing activities in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to lower net borrowings in 2016, partially offset by a decrease in distributions to parent and lower finance fee payments in 2016.

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

There have been no other material changes in critical accounting estimates at September 30, 2016 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, to maintain on existing terms the permits, licenses and other approvals required for the Vitro Business to operate as currently operated, and to realize the expected synergies from the Vitro Acquisition, (2) risks related to the impact of integration of the Vitro Acquisition on earnings and cash flow, (3) risks associated with the significant transaction costs and additional indebtedness that the Company incurred in financing the Vitro Acquisition, (4) the Company’s ability to realize expected growth opportunities and cost savings from the Vitro Acquisition, (5) foreign currency fluctuations relative to the U.S. dollar, specifically the Euro, Brazilian real, Mexican peso, Colombian peso and Australian dollar, (6) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (7) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (8) impacts from the United Kingdom’s referendum of withdrawal from the European Union on foreign currency exchange rates and the Company’s business, (9) consumer preferences for alternative forms of packaging, (10) cost and availability of raw materials, labor, energy and transportation, (11) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (12) consolidation among competitors and customers, (13) the Company’s ability to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (14) unanticipated expenditures with respect to environmental, safety and health laws, (15) the Company’s ability to further develop its sales, marketing and product development capabilities, and (16) the timing and occurrence of events which are beyond the control of the Company, including any expropriation of the Company’s operations, floods and other natural disasters, events related to asbestos-related claims, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at September 30, 2016 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2016 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS GROUP, INC.

Date	October 26, 2016	By	/s/ Jan A. Bertsch
Jan A. Bertsch
President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)