Form 10-K
period 2016-12-31
OWENS-ILLINOIS GROUP INC
filed 2017-02-10
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2017 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 11, 2017 (“Proxy Statement”) are incorporated by reference into Part III hereof.

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

PART I

ITEM 1. BUSINESS

General Development of Business

Owens‑Illinois Group, Inc. (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world with 79 glass manufacturing plants in 23 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

Company Strategy

The Company’s strategy is to provide innovative and competitive packaging solutions for the world’s leading food and beverage companies. The Company’s goal is to enhance shareholder value and enable the future success of its customers and employees. The Company is employing a strategic plan to realize its goals and vision including:

•

To be the preferred supplier for glass packaging in the global food and beverage industry by significantly improving the customer experience; aligning its activity with customers’ value; improving quality and flexibility; and improving innovation and speed of commercialization; as well as increasing sales, marketing, end-to-end supply chain capabilities and talent;

•

To be the most cost effective global glass packaging producer by ensuring asset stability and total systems cost management; increasing efficiency, leveraging automation, and improving quality; cultivating game changing concepts that create new competitive advantages; and focusing on continuous improvement; and

•	To expand its business in attractive, growing markets by growing with strategic customers; expanding into attractive new markets; and evaluating expansion into the value chain.

The Company will achieve these ambitions by working together as One Team, One Enterprise, with One Plan.

Reportable Segments

The Company has four reportable segments based on its geographic locations: Europe, North America, Latin America and Asia Pacific. In connection with the Company’s acquisition (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries as conducted in the United States, Mexico and Bolivia (the “Vitro Business”) on September 1, 2015, the Company has renamed the former South America segment to the Latin America segment. Information as to sales, earnings from continuing operations before interest expense (net), and provision for income taxes and excluding amounts related to certain items that management considers not representative of ongoing operations (“segment operating profit”), and total assets by reportable segment is included in Note 2 to the Consolidated Financial Statements.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser‑Busch InBev, Carlsberg, Coca-Cola, Constellation, Diageo, Heineken, MillerCoors, Nestle, PepsiCo and Pernod Ricard. No customer represents more than 10% of the Company’s consolidated net sales.

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

Europe. The Company has a leading share of the glass container segment of the rigid packaging market in the European countries in which it operates, with 35 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom. These plants primarily produce glass containers for the beer, wine, champagne, spirits, non-alcoholic beverages and food markets in these countries. The Company also has interests in two joint ventures that manufacture glass containers in Italy. Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropack, Vidrala and BA Vidro.

North America. The Company has 19 glass container manufacturing plants in the U.S. and Canada, and an interest in a joint venture that manufactures glass containers in the U.S. Also, the Company has a distribution facility used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self‑manufacture glass containers.

Latin America. The Company has 17 glass manufacturing plants in Latin America, located in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, and Peru. In 2015, the Company’s acquisition of the Vitro Business included six plants. In Latin America, the Company maintains a diversified portfolio serving several markets, including beer, non‑alcoholic beverages, spirits, flavored malt beverages, wine, food and pharmaceuticals. The region also has a large infrastructure for returnable/refillable glass containers. The Company competes directly with Verallia in Brazil and Argentina, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region.

Asia Pacific. The Company has eight glass container manufacturing plants in the Asia Pacific region, located in Australia, China, Indonesia and New Zealand. It also has interests in joint venture operations in China, Malaysia and Vietnam. In Asia Pacific, the Company primarily produces glass containers for the beer, wine, food and non‑alcoholic beverage markets. The Company competes directly with Orora Limited in Australia, and does not believe that it competes with any other large, multinational glass container manufacturers in the rest of the region. In China, the glass container segments of the packaging market are regional and highly fragmented with a large number of local competitors.

In addition to competing with other large and well‑established manufacturers in the glass container segment, the Company competes in all regions with manufacturers of other forms of rigid packaging, principally aluminum cans and plastic containers. Competition is based on quality, price, service, innovation and the marketing attributes of the container. The principal competitors producing metal containers include Ball Corporation, Crown Holdings, Inc., and Silgan Holdings Inc. The principal competitors producing plastic containers include Amcor, Consolidated Container Holdings, LLC, Reynolds Group Holdings Limited, Plastipak Packaging, Inc. and Silgan Holdings Inc. The Company also competes with manufacturers of non‑rigid packaging alternatives, including flexible pouches, aseptic cartons and bag‑in‑box containers.

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

Seasonality

Sales of many glass container products such as beer, beverages and food are seasonal. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in Latin America are typically greater the last three quarters of the year.

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

Energy

The Company’s glass container operations require a continuous supply of significant amounts of energy, principally natural gas, fuel oil and electrical power. Adequate supplies of energy are generally available at all of the Company’s manufacturing locations. Energy costs typically account for 10-20% of the Company’s total manufacturing costs, depending on the cost of energy, the type of energy available, the factory location and the particular energy requirements. The percentage of total cost related to energy can vary significantly because of volatility in market prices, particularly for natural gas and fuel oil in volatile markets such as North America and Europe.

In North America, more than 90% of the sales volume is represented by customer contracts that contain provisions that pass the commodity price of natural gas to the customer, effectively reducing the North America segment’s exposure to changing natural gas market prices.

In Europe and Asia Pacific, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts have terms that can range from one to three years. In Latin America, the Company primarily enters into fixed price contracts for its energy requirements in most of the countries in which it operates and the remaining energy requirements are subject to changing natural gas market prices and economic impacts. These fixed price contracts typically have terms of one to five years, and generally include annual price adjustments for inflation and for certain contracts price adjustments for foreign currency variation.

Also, in order to limit the effects of fluctuations in market prices for natural gas, the Company uses commodity forward contracts related to its forecasted requirements. The objective of these forward contracts is to reduce potential volatility in cash flows and expense due to changing market prices. The Company continually evaluates the energy markets with respect to its forecasted energy requirements to optimize its use of commodity forward contracts.

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities. Expenditures for these activities were $65 million, $64 million and $63 million for 2016, 2015 and 2014, respectively. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light‑weighting and further automation of manufacturing activities. The Company’s research and development activities are conducted at its corporate facilities in Perrysburg, Ohio. During 2013, the Company completed the construction of a new research and development facility at this location. This facility has enabled the Company to expand its research and development capabilities.

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

The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company’s development activities. In 2016, 2015 and 2014, the Company earned $13 million, $12 million and $12 million, respectively, in royalties and net technical assistance revenue.

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

Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws and extended producer responsibility regulations. As of December 31, 2016, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of incentive for consumer returns of glass bottles in their law. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post‑consumer recycled glass for the Company to use in container production.

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

In North America, the U.S. and Canada are engaged in significant legislative and regulatory activity relating to CO2 emissions, at the federal, state and provincial levels of government. The U.S. Environmental Protection Agency (“EPA”) regulates emissions of hazardous air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The structure and scope of the EPA’s CO2 regulations are currently the subject of litigation and are expected to be the subject of federal legislative activity. The EPA regulations, if preserved as proposed, could have a significant long‑term impact on the Company’s U.S. operations. The EPA also implemented the Cross‑State Air Pollution Rule, which set stringent emissions limits in many states starting in 2012. The state of California in the U.S., and the provinces of Quebec and Ontario in Canada, have adopted cap‑and‑trade legislation aimed at reducing greenhouse gas emissions.

In Asia Pacific, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008 in Australia and established a mandatory reporting system for corporate greenhouse gas emissions and energy production and consumption. In July 2014, the Australian government introduced the Emissions Reduction Fund (“ERF”) which comprises an element to credit emissions reductions, a fund to purchase emissions reductions and a safeguard mechanism. The ERF purchases the lowest cost abatement (in the form of Australian carbon credit units) from a wide range of sources, providing an incentive to businesses, households and landowners to proactively reduce their emissions, while the safeguard mechanism (effective from July 1, 2016) ensures that emissions reductions paid for through the crediting and purchasing elements of the ERF are not offset by significant increases in emissions above business-as-usual levels elsewhere in the economy. An emissions trading scheme has been in effect in New Zealand since 2008.

In Latin America, the Brazilian government passed a law in 2009 requiring companies to reduce the level of greenhouse gas emissions by the year 2025. In the other Latin American countries, national and local governments are considering proposals that would also impose regulations to reduce CO2 emissions.

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

Employees

The Company’s worldwide operations employed approximately 27,000 persons as of December 31, 2016. Approximately 74% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2016, covered approximately 76% of the Company’s union‑affiliated employees in North America, will expire on March 31, 2019. Approximately 86% of employees in Latin America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in Latin America, Australia and New Zealand have varying terms and expiration dates. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, segment operating profit, and assets of the Company’s reportable segments is included in Note 2 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2016, the Company had approximately $5.3 billion of total debt outstanding, a decrease from $5.6 billion at December 31, 2015.

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

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future. The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short term variable interest rates. At December 31, 2016, the Company’s debt subject to variable interest rates represented approximately 34% of total debt.

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

Although OI Inc. does not conduct any operations, it has substantial obligations to make payments on its outstanding public debt securities and to satisfy claims of persons for exposure to asbestos and related expenses and to pay other ordinary-course obligations. OI Inc. relies wholly on distributions from the Company, to meet these obligations. OI Inc. makes semi-annual interest payments of approximately $10 million on its outstanding public debt securities. OI Inc.’s asbestos-related payments were $125 million, $138 million, and $148 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non‑U.S. operations totaled approximately $4.6 billion, representing approximately 69% of the Company’s net sales for the year ended December 31, 2016. As a result of its non‑U.S. operations, the Company is subject to risks associated with operating in foreign countries, including:

•	Political, social and economic instability;
•	War, civil disturbance or acts of terrorism;
•	Taking of property by nationalization or expropriation without fair compensation;
•	Changes in governmental policies and regulations;
•	Devaluations and fluctuations in currency exchange rates;
•	Fluctuations in currency exchange rates and other impacts resulting from the United Kingdom’s referendum on withdrawal from the European Union;
•	Imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;
•	Imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
•	Hyperinflation in certain foreign countries;
•	Impositions or increase of investment and other restrictions or requirements by foreign governments;
•	Loss or non‑renewal of treaties or other agreements with foreign tax authorities;
•	Changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non‑U.S. earnings or operations; and
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

Electrical power, natural gas, and fuel oil are vital to the Company’s operations as it relies on a continuous energy supply to conduct its business. Depending on the location and mix of energy sources, energy accounts for 10% to 20% of total production costs. Substantial increases and volatility in energy costs could cause the Company to experience a significant increase in operating costs, which may have a material adverse effect on operations.

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

Due principally to the seasonal nature of the consumption of beer and other beverages, for which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in Latin America are typically greater in the last three quarters of the year. Unseasonably cool weather during peak demand periods can reduce demand for certain beverages packaged in the Company’s containers.

Raw Materials—Profitability could be affected by the availability and cost of raw materials.

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

In addition, the Company purchases its soda ash raw materials in U.S. dollars in the Latin America and Asia Pacific regions. Given fluctuations in foreign currency exchange rates, this may cause these regions to experience inflationary or deflationary impacts to their raw material costs.

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

Taxes—Potential tax law and U.S. trade policy changes could adversely affect net income and cash flow.

The Company is subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions. In particular, potential tax law changes in the U.S. regarding the treatment of the Company’s unrepatriated non‑U.S. earnings, the deductibility of interest expense or the cost of materials imported from other countries could have a material adverse effect on net income and cash flow. In addition, the Company’s products are subject to import and excise duties and/or sales or value‑added taxes in many jurisdictions in which it operates. Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

In addition, existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products, such as Mexico, could have a material adverse effect on its business and financial results. Also, a government’s adoption of “buy national” policies or retaliation by another government against such policies may affect the prices of and demand for the Company’s products and could have a negative impact on the Company’s results of operations.

Labor Relations—Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2016, covered approximately 74% of the Company’s employees in North America. The principal collective bargaining agreement, which at December 31, 2016 covered approximately 76% of the Company’s union‑affiliated employees in North America, will expire on March 31, 2019. Approximately 86% of employees in Latin America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in Latin America, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce. In addition, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

The Company relies on information technology to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. As with all large systems, the Company’s information technology systems could fail on their own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks. The Company’s disaster recovery programs and other preventative measures may be unable to prevent the failure or disruption of the Company’s information technology systems, which could result in transaction errors, loss of customers, business disruptions, or loss of or damage to intellectual property and could have a material adverse effect on operations.

As cyberattacks on various organizations have increased, the Company’s information technology systems may be subject to increased security threats. The Company’s measures in place to prevent and detect global security threats may be unable to prevent certain security breaches. This may result in the loss of customers and business opportunities, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. Failure or disruption of these systems, or the back‑up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

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

Goodwill at December 31, 2016 totaled $2.5 billion. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non‑cash charge against results of operations to write down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $38 million, $17 million and $28 million to its defined benefit pension plans in 2016, 2015 and 2014, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2016 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

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

Latin American Operations
Argentina
Rosario
Bolivia
Cochabamba

Brazil
Recife	Sao Paulo
Rio de Janeiro (glass container
and tableware)

Colombia
Buga (tableware)		Soacha
Envigado		Zipaquira

Ecuador
Guayaquil

Mexico
Guadalajara		Queretaro
Los Reyes		Toluca
Monterrey

Peru
Callao		Lurin(1)

Other Operations
Engineering Support Centers
Brockway, Pennsylvania		Lurin, Peru
Cali, Colombia		Perrysburg, Ohio
Hawthorn, Australia(1)		Villeurbanne, France
Jaroslaw, Poland	`

Shared Service Centers
Medellin, Colombia		Perrysburg, Ohio
Monterrey, Mexico		Poznan, Poland(1)

Distribution Center
Laredo, TX(1)

Corporate Facilities

Hawthorn, Australia(1)		Perrysburg, Ohio(1)
Miami, Florida(1)		Vufflens‑la‑Ville, Switzerland(1)

(1)	This facility is leased in whole or in part.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2016. The financial data for each of the five years in the period ended December 31, 2016 was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Consolidated operating results (a):
Net sales	$6,702	$6,156	$6,784	$6,967	$7,000
Cost of goods sold	(5,490)	(5,046)	(5,531)	(5,636)	(5,626)
Gross profit	1,212	1,110	1,253	1,331	1,374
Selling and administrative, research, development and engineering	(568)	(540)	(586)	(568)	(617)
Other expense, net	(16)	(35)	(84)	(54)	(35)
Earnings before interest expense and items below	628	535	583	709	722
Interest expense, net	(272)	(251)	(230)	(229)	(239)
Earnings from continuing operations before income taxes	356	284	353	480	483
Provision for income taxes	(119)	(106)	(92)	(120)	(108)
Earnings from continuing operations	237	178	261	360	375
Loss from discontinued operations	(7)	(4)	(23)	(18)	(2)
Net earnings	230	174	238	342	373
Net (earnings) attributable to noncontrolling interests	(21)	(23)	(28)	(13)	(34)
Net earnings attributable to the Company	$209	$151	$210	$329	$339

	Years ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$375	$323	$335	$350	$378
Amortization of intangibles	103	86	83	47	34
Amortization of deferred finance fees (included in interest expense)	13	15	30	32	33
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$309	$342	$186	$446	$641
Total assets	9,135	9,421	7,843	8,393	8,567
Total debt	5,328	5,573	3,445	3,541	3,742
Total share owner's equity	1,055	1,096	1,710	2,051	1,516

(a)	Note that the items below relate to items management considers not representative of ongoing operations.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Cost of goods sold
Pension settlement charges	$98	$—	$50	$—	$—
Acquisition-related fair value inventory adjustments		22
Restructuring, asset impairment and related charges			8
Selling and administrative, research, development and engineering
Pension settlement charges			15
Other expense, net
Restructuring, asset impairment and other charges	129	75	78	119	168
Gain related to cash received from the Chinese government as compensation for land in China that the Company was required to return to the government	(71)				(61)
Non-income tax charge			69
Acquisition-related fair value intangible adjustments		10
Strategic transaction costs		23
Equity earnings related charges		5	5
Interest expense, net
Note repurchase premiums and additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt	9	42	20	11
Provision for income taxes
Net tax (benefit) expense for income tax on items above	1	(15)	(34)	(14)	(8)
Tax expense (benefit) recorded for certain tax adjustments	(8)	8	(8)		(14)
Net earnings attributable to noncontrolling interest
Net impact of noncontrolling interests on items above	2			(13)	12
	$160	$170	$203	$103	$97

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

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2016	2015	2014
Net sales:
Europe	$2,300	$2,324	$2,794
North America	2,220	2,039	2,003
Latin America	1,432	1,064	1,159
Asia Pacific	684	671	793
Reportable segment totals	6,636	6,098	6,749
Other	66	58	35
Net sales	$6,702	$6,156	$6,784

	2016	2015	2014
Segment operating profit:
Europe	$237	$209	$353
North America	299	265	240
Latin America	269	183	227
Asia Pacific	77	83	88
Reportable segment totals	882	740	908
Items excluded from segment operating profit:
Retained corporate costs and other	(98)	(70)	(100)
Restructuring, asset impairment and other related charges	(129)	(80)	(91)
Pension settlement charges	(98)		(65)
Gain on China land sale	71
Strategic transaction costs		(23)
Acquisition-related fair value inventory adjustments		(22)
Acquisition-related fair value intangible adjustments		(10)
Non-income tax charge			(69)
Interest expense, net	(272)	(251)	(230)
Earnings from continuing operations before income taxes	356	284	353
Provision for income taxes	(119)	(106)	(92)
Earnings from continuing operations	237	178	261
Loss from discontinued operations	(7)	(4)	(23)
Net earnings	230	174	238
Net earnings attributable to noncontrolling interests	(21)	(23)	(28)
Net earnings attributable to the Company	$209	$151	$210

Net earnings from continuing operations attributable to the Company	$216	$155	$233

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2016 with 2015

2016 Highlights

•	The September 1, 2015 Vitro Acquisition increased net sales by $608 million and segment operating profit by $122 million in 2016 compared to 2015
•	Net sales in 2016 were $6.7 billion, up 9% from the prior year, primarily due to incremental net sales from the Vitro Acquisition. Excluding the acquisition, shipments were comparable in both periods
•	Driven by the Vitro Acquisition and progress on strategic initiatives, segment operating profit was higher in all regions, except for Asia Pacific, in 2016 compared to the prior year
•	Issued €500 million of senior notes due 2024 and repaid higher-cost floating-rate debt

Net sales increased by $546 million compared to the prior year primarily due to approximately $608 million of incremental net sales from the Vitro Acquisition and slightly higher pricing, partially offset by the unfavorable effect of changes in foreign currency exchange rates and an unfavorable sales mix.

Segment operating profit for reportable segments increased by $142 million compared to the prior year. The increase was largely attributable to approximately $122 million of incremental segment operating profit from the acquired Vitro Business.  Higher selling prices also increased segment operating profit.  Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates and higher operating costs due to cost inflation.

Net interest expense in 2016 increased $21 million compared to 2015. Net interest expense included $9 million and $42 million in 2016 and 2015, respectively, for note repurchase premiums and the write‑off of finance fees related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense increased $54 million in the current year primarily due to higher debt levels associated with the Vitro Acquisition.

For 2016, the Company recorded earnings from continuing operations attributable to the Company of $216 million, compared with earnings of $155 million, for 2015. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $160 million, in 2016 and $170 million, in 2015.

Results of Operations—Comparison of 2016 with 2015

Net Sales

The Company’s net sales in 2016 were $6,702 million compared with $6,156 million in 2015, an increase of $546 million, or 9%. Driven by incremental shipments related to the Vitro Acquisition, total glass container shipments, in tonnes, were up approximately 9% in 2016 compared to 2015. The Vitro Acquisition resulted in approximately $608 million of additional sales. Excluding the impact of the Vitro Acquisition, shipments in 2016 were comparable to 2015. On a global basis, sales volumes of beer, wine, spirits, food and non-alcoholic beverages all grew year-on-year. However, an unfavorable sales mix resulted in $41 million of lower net sales in 2016. Net sales also benefited from $79 million in higher selling prices in 2016. Unfavorable foreign currency exchange rates, primarily due to a weaker Brazilian real, Mexican peso, Colombian peso, Canadian dollar and British pound in relation to the U.S. dollar, impacted sales by $108 million in 2016 compared to 2015.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2015		$6,098
Price	$79
Sales volume (excluding acquisitions)	(41)
Effects of changing foreign currency rates	(108)
Vitro Acquisition	608
Total effect on net sales		538
Net sales— 2016		$6,636

Europe:  Net sales in Europe in 2016 were $2,300 million compared with $2,324 million in 2015, a decrease of $24 million, or 1%. The primary reason for the decline in net sales in 2016 was a $28 million impact due to foreign currency exchange rates, as the British pound weakened in relation to the U.S. dollar. Glass container shipments in 2016, primarily to beer and wine customers, increased approximately 2% compared to the prior year and this increased net sales by $30 million. Selling prices decreased in Europe due to competitive pressures and resulted in a $26 million decrease in net sales in 2016. This trend in lower prices is expected to continue into the first quarter of 2017.

North America:  Net sales in North America in 2016 were $2,220 million compared with $2,039 million in 2015, an increase of $181 million, or 9%. Net sales from the acquired Vitro food and beverage business in the United States increased the region’s net sales by $196 million in 2016. Total glass container shipments were up nearly 7% in 2016 compared to 2015, primarily due to the acquired business and higher shipments in all major end uses except beer, which was on par with prior year. Excluding the impact of the Vitro Acquisition in the region, glass container shipments were up nearly 1% in 2016, however, an unfavorable sales mix resulted in $36 million of lower sales. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Higher selling prices as a result of contractual pass throughs increased net sales by $25 million in 2016. Unfavorable foreign currency exchange rate changes decreased net sales by $4 million, as the Canadian dollar weakened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in 2016 were $1,432 million compared with $1,064 million in 2015, an increase of $368 million, or 35%. Net sales from the acquired Vitro food and beverage business in Mexico and Bolivia increased the region’s net sales by approximately $412 million in 2016. Total glass container shipments were up approximately 41% in 2016. Excluding the impact of the Vitro Acquisition in the region, glass container shipments were down approximately 3% in 2016. This decline impacted net sales by approximately $40 million and was primarily due to a general economic slowdown in Brazil and Ecuador, which is expected to continue into 2017, partially offset by growth in Colombia and Peru. The unfavorable effects of foreign currency exchange rate changes decreased net sales $75 million in 2016 compared to 2015, principally due to a decline in the Brazilian real, Colombian peso, and the Mexican peso in relation to the U.S. dollar. Improved pricing in the current year benefited net sales by $71 million.

Asia Pacific:  Net sales in Asia Pacific in 2016 were $684 million compared with $671 million for 2015, an increase of $13 million, or 2%. Glass container shipments were down approximately 3% compared to the prior year, however, a slightly more favorable sales mix increased net sales by $5 million in 2016. Sales volumes in mature markets in the region were higher than prior year, but production volumes in those countries were lower due to planned engineering activity. These lower production volumes in the mature markets were supported by importing from emerging markets in the region, which in turn, led to lower domestic sales in those markets. Higher prices increased net sales by $9 million in the current year. The unfavorable effects of foreign currency exchange rate changes decreased net sales $1 million in 2016 compared to 2015.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $356 million in 2016 compared to $284 million in 2015, an increase of $72 million, or 25%. This increase was primarily due to higher segment operating profit, partially offset by higher retained corporate costs and higher net interest expense.

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

Segment operating profit of reportable segments in 2016 was $882 million compared to $740 million in 2015, an increase of $142 million, or 19%. The increase was largely attributable to approximately $122 million of segment operating profit from the acquired Vitro Business. Higher selling prices also increased segment operating profit by $79 million. Partially offsetting this was the unfavorable effect of changes in foreign currency exchange rates ($26 million) and higher operating costs ($25 million), primarily due to inflation.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2015		$740
Price	$79
Sales volume (excluding acquisitions)	(8)
Operating costs	(25)
Effects of changing foreign currency rates	(26)
Vitro Acquisition	122
Total net effect on segment operating profit		142
Segment operating profit - 2016		$882

Europe:  Segment operating profit in Europe in 2016 was $237 million compared with $209 million in 2015, an increase of $28 million, or 13%. The increase in sales volume discussed above improved segment operating profit by $7 million. Segment operating profit also benefited from $51 million in lower operating costs in 2016 than in the prior year due to energy deflation and improved operational performance. In 2015, production volumes were lower due to asset optimization projects that have now been completed. In addition, the region received an energy credit of approximately $10 million from a local government entity in 2016 that had been delayed for legislative reasons in 2015. The unfavorable effects of foreign currency exchange rates, especially the British pound, decreased segment operating profit by $14 million in 2016 compared to the prior year. Lower selling prices also decreased segment operating profit by $26 million.

North America:  Segment operating profit in North America in 2016 was $299 million compared with $265 million in 2015, an increase of $34 million, or 13%. Segment operating profit from the acquired Vitro food and beverage glass container distribution business in the region contributed $28 million of incremental profit in 2016. Higher selling prices as a result of contractual pass throughs increased segment operating profit by $25 million in 2016 compared to 2015. Higher production volumes and improved operating efficiencies were more than offset by cost inflation. Together, this contributed to a $13 million reduction to segment operating profit in 2016. The unfavorable sales mix discussed above reduced segment operating profit by $5 million. Also, the unfavorable effects of the weakening of the Canadian dollar in relation to the U.S. dollar decreased segment operating profit by $1 million.

Latin America:  Segment operating profit in Latin America in 2016 was $269 million compared with $183 million in 2015, an increase of $86 million, or 47%. Segment operating profit from the acquired Vitro food and beverage business contributed approximately $94 million of incremental profit to the region in 2016.  Excluding the impact of the Vitro Acquisition, the decline in sales volume discussed above reduced segment operating profit by $13 million. The unfavorable effects of foreign currency rate changes, especially the Brazilian real, Colombian peso and Mexican peso, decreased segment operating profit by $14 million in the current year. Despite management interventions to contain costs and improve asset optimization, segment operating profit was also unfavorably impacted by $57 million of higher operating costs, primarily due to energy and soda ash inflation in the region. Partially offsetting these declines were higher selling prices that increased segment operating profit by $71 million in 2016. In addition, approximately $5 million of gains related to non-strategic asset sales benefited 2016.

Asia Pacific:  Segment operating profit in Asia Pacific in 2016 was $77 million compared with $83 million in 2015, a decrease of $6 million, or 7%. Cost inflation, higher production downtime due to furnace rebuild activity and higher costs for intra-regional shipments drove operating costs $21 million higher in 2016 compared to the prior year. The favorable effects of foreign currency exchange rates increased segment operating profit by $3 million in 2016. The more favorable sales mix discussed above improved segment operating profit by $3 million. Higher selling prices also increased segment operating profit by $9 million in the current year.

Interest Expense, net

Net interest expense in 2016 was $272 million compared with $251 million in 2015. Net interest expense included $9 million and $42 million in 2016 and 2015, respectively, for note repurchase premiums and the write‑off of finance fees related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense increased $54 million in the current year primarily due to higher debt levels associated with the Vitro Acquisition.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2016 was 33.4%, compared with 37.3% for 2015. The Company’s effective tax rate for 2016 was lower than 2015 due to the impact of significant costs related to refinancing, restructuring and acquisition-related costs in 2015 within jurisdictions that generated little or no tax benefit.

Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2016 was approximately 24%, compared with approximately 25% for 2015.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2016 was $21 million compared to $23 million for 2015. The decrease in 2016 was largely attributable to the unfavorable effect of changes in foreign currency exchange rates.

Earnings from Continuing Operations Attributable to the Company

For 2016, the Company recorded earnings from continuing operations attributable to the Company of $216 million, compared with earnings of $155 million, for 2015. The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2016 and 2015 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2016	2015
Restructuring, asset impairment and other charges	$(123)	$(73)
Pension settlement charges	(98)
Note repurchase premiums and write-off of finance fees	(9)	(42)
Gain on China land sale	62
Tax benefit (charge) for certain tax adjustments	8	(8)
Strategic transaction costs		(22)
Acquisition-related fair value inventory adjustments		(16)
Acquisition-related fair value intangible adjustments		(9)
Total	$(160)	$(170)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2016 were reduced due to foreign currency effects compared to 2015.

This trend has continued into 2017 as a result of a strengthening U.S. dollar. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

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

For 2015, the Company recorded earnings from continuing operations attributable to the Company of $155 million, compared with earnings of $233 million for 2014. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $170 million, in 2015 and $203 million, in 2014.

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

Europe:  Net sales in Europe in 2015 were $2,324 million compared with $2,794 million in 2014, a decrease of $470 million, or 17%. The primary reason for the decline in net sales in the region in 2015 was a $445 million impact due to foreign currency exchange rates, as the Euro weakened in relation to the U.S. dollar. Glass container shipments in 2015 increased slightly compared to the prior year and this increased net sales by $9 million. Selling prices decreased in Europe due to competitive pressures and resulted in a $34 million decrease in net sales in 2015. This trend in lower prices is expected to continue into the first quarter of 2016.

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

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2014		$908
Price	$19
Sales volume (excluding acquisitions)	(8)
Operating costs	(84)
Vitro Acquisition	46
Effects of changing foreign currency rates	(141)
Total net effect on segment operating profit		(168)
Segment operating profit - 2015		$740

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

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2015 was 37.3%, compared with 26.1% for 2014. The effective tax rate for 2015 was impacted by several charges that management considered not representative of ongoing operations, including charges for note repurchase premiums, the write-off of finance fees, restructuring charges and acquisition fees, for which no tax benefit was recorded due to the Company’s valuation allowance recorded in the U.S. The effective tax rate for 2014 was impacted by a non‑income tax charge, which was not deductible for income tax purposes.

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

Earnings (loss) from Continuing Operations Attributable to the Company

For 2015, the Company recorded earnings from continuing operations attributable to the Company of $155 million compared with earnings of $233 million, for 2014.

The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2015 and 2014 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2015	2014
Restructuring, asset impairment and other charges	$(73)	$(67)
Note repurchase premiums and write-off of finance fees	(42)	(20)
Strategic transaction costs	(22)
Acquisition-related fair value inventory adjustments	(16)
Acquisition-related fair value intangible adjustments	(9)
Tax benefit (charge) for certain tax adjustments	(8)	8
Non-income tax charge		(69)
Pension settlement charges		(55)
Total	$(170)	$(203)

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2016 were $98 million compared with $70 million for 2015. These costs were higher in 2016 primarily due to higher pension expense, management incentive compensation expense and the impact from currency hedges.

Retained corporate costs and other for 2015 were $70 million compared with $100 million for 2014. These costs were lower in 2015 primarily due to lower pension expense, management incentive compensation expense and the favorable impact from currency hedges.

Restructuring, Asset Impairment and Other Charges

During 2016, the Company recorded charges totaling $129 million for restructuring, asset impairment and other charges. These charges reflect $98 million of plant and furnace closures, primarily in the European and Latin America regions. In addition, other charges of $31 million were recorded during 2016, primarily related to an impairment charge recorded at one of the Company’s equity investments.

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

See Note 8 to the Consolidated Financial Statements for additional information.

Pension Settlement Charges

During 2016, the Company recorded charges totaling $98 million for pension settlements in the United States.

During 2014, the Company recorded charges totaling $65 million for pension settlements in the United States and the Netherlands.

See Note 9 to the Consolidated Financial Statements for additional information.

Gain on China Land Compensation

During 2016, the Company recorded a gain of $71 million related to compensation received for land that the Company was required to return to the Chinese government.

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

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela. That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending, although the annulment proceedings were suspended in October 2016 because Venezuela has not paid its fees owed to ICSID.  If the proceeding is stayed for non-payment for a consecutive period in excess of six months, ICSID’s Secretary General could move that the committee discontinue the annulment proceeding altogether.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $7 million and $4 million, for the years ended December 31, 2016 and 2015, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Capital Resources and Liquidity

As of December 31, 2016, the Company had cash and total debt of $492 million and $5.3 billion, respectively, compared to $399 million and $5.6 billion, respectively, as of December 31, 2015. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non‑U.S. locations as of December 31, 2016 was $459 million.

Current and Long‑Term Debt

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”). In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 19 to the Consolidated Financial Statements), the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Amended Agreement and (ii) a $575 million term loan B facility, which was subsequently repaid in full in November 2016 as described below.

At December 31, 2016, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,395 million net of debt issuance costs), and a €279 million term loan A facility ($282 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At December 31, 2016, the Company had unused credit of $884 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2016 was 2.39%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the four fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Borrowings under the Amended Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Amended Agreement are guaranteed by certain domestic subsidiaries of the Company.

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

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting the debt discount and debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement.

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

Information related to the Company’s accounts receivable securitization program as of December 31, 2016 and 2015 is as follows:

	2016	2015
Balance (included in short-term loans)	$152	$158
Weighted average interest rate	0.74%	1.21%

Cash Flows

Operating activities:  Cash provided by continuing operating activities was $883 million for 2016 compared to $750 million for 2015. Higher net earnings and the impact from higher depreciation and amortization were the primary drivers for the improvement in cash provided by continuing operating activities in 2016. In addition, lower restructuring payments in 2016 partially offset the impact of higher pension contributions than in the prior year. Working capital was a source of cash of $90 million and $88 million for 2016 and 2015, respectively, and included $128 million received in 2016 as a refund on value added taxes previously paid by the Company in conjunction with the Vitro Acquisition. This refund will not reoccur in 2017.

Investing activities:  Cash utilized in investing activities was $417 million for 2016 compared to $2,748 million for 2015. Capital spending for property, plant and equipment during 2016 was $454 million, compared with $402 million in the prior year, and reflected a full year of capital spending related to the Vitro Business in 2016 compared to only four months in 2015.

Investing activities in 2016 also included $56 million paid for acquisitions and primarily related to additional contributions made to the Company’s investment in a joint venture in Nava, Mexico. In 2017, the Company expects to contribute approximately $42 million for the joint venture’s expansion plans. Cash utilized for acquisitions in 2015 was $2,351 and primarily related to the Vitro Acquisition. In 2016, the Company received $85 million in net proceeds on the disposal of assets, which were primarily related to cash received from the Chinese government for the Company’s sale of certain land use rights and related properties.

Financing activities:  Cash utilized in financing activities was $353 million for 2016 compared to $1,919 million of cash provided by financing activities for 2015. Financing activities in 2016 included additions to long-term debt of $1,235 million, which included the issuance of €500 million of senior notes. Financing activities in 2016 also included the repayment of long-term debt of $1,453 million, which included the repayment of floating-rate debt in the Company’s Senior Secured Credit Facility from the proceeds of the previously mentioned senior note issuance. Financing activities in 2015 included additions to long-term debt of $4,538 million, primarily related to the borrowings for the Vitro Acquisition and the refinancing of the Company’s Senior Secured Credit Facility. Financing activities in 2015 included the repayment of long-term debt of $2,321 million, which included the repayment of the previous credit agreement and the repayment of the senior notes due in 2016. Borrowings under short-term loans increased by $10 million in 2016. The Company paid approximately $9 million in note repurchase premiums and finance fees in 2016 compared to $90 million in 2015.

The Company paid $16 million and $22 million in distributions to noncontrolling interests in 2016 and 2015, respectively. In addition, the Company’s distributions to parent were $120 million and $237 million in 2016 and 2015, respectively.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Amended Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short‑term (twelve months) and long‑term basis. Based on the Company’s expectations regarding future payments for lawsuits and claims and also based on the Company’s expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits and claims associated with asbestos, will not have a material adverse effect upon the Company’s liquidity on a short‑term or long‑term basis.

Contractual Obligations and Off‑Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2016 (dollars in millions).

	Payments due by period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Contractual cash obligations:
Long-term debt	$5,109	$27	$375	$2,414	$2,293
Capital lease obligations	57	6	13	14	24
Operating leases	205	65	79	37	24
Interest (1)	1,267	233	433	320	281
Purchase obligations (2)	1,742	637	593	168	344
Pension benefit plan contributions (3)	32	32
Postretirement benefit plan benefit payments (1)	102	11	22	21	48
Equity affiliate investment obligation (4)	42	42
Total contractual cash obligations	$8,556	$1,053	$1,515	$2,974	$3,014

	Amount of commitment expiration per period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Other commercial commitments:
Standby letters of credit	$56	$56	$—	$—	$—
Total commercial commitments	$56	$56	$—	$—	$—

(1)	Amounts based on rates and assumptions at December 31, 2016.
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

(3)

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $32 million in 2017. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

(4)

In 2014, the Company entered into a joint venture agreement with Constellation Brands, Inc. to operate a glass container plant in Nava, Mexico. To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant over the next two years. The Company expects to contribute approximately $42 million for the joint venture’s expansion plans through 2017.

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

The Company believes that accounting for the impairment of long‑lived assets, pension benefit plans, contingencies and litigation related to its asbestos liability, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

During the fourth quarter of 2016, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. Goodwill at December 31, 2016 totaled approximately $2.5 billion, representing 27% of total assets.  The Company has four reporting units of which three of the reporting units have goodwill and include; approximately $800 million of recorded goodwill to the Company’s Europe segment, approximately $600 million of recorded goodwill to the Company’s Latin America segment and approximately $1 billion of recorded goodwill to the Company’s North America segment. The testing performed as of October 1, 2016, indicated a significant excess of BEV over book value for North America and Latin America.  Europe exceeded its carrying values by approximately 12%, and is determined to be the reporting unit having the greatest risk of future impairment if actual results fall modestly short of expectations. If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2016, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired.  Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV's would still have exceeded the book value of each of these reporting units.

During the time subsequent to the annual evaluation, and at December 31, 2016, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2017 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2017, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Significant Estimates—The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long‑term rate of return on plan assets. The

Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2016, the weighted average discount rate was 4.17% and 2.94% for U.S. and non‑U.S. plans, respectively. The Company uses an expected long‑term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short‑term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long‑term investing strategy. For purposes of determining pension charges and credits in 2016, the Company’s estimated weighted average expected long‑term rate of return on plan assets is 7.50% for U.S. plans and 7.15% for non‑U.S. plans compared to 8.00% for U.S. plans and 7.21% for non‑U.S. plans in 2015. The Company recorded pension expense from continuing operations (exclusive of settlement charges) of $23 million, $24 million, and $19 million for the U.S. plans in 2016, 2015 and 2014, respectively, and $8 million, $7 million, and $24 million for the non‑U.S. plans in 2016, 2015, and 2014, respectively from its principal defined benefit pension plans. Depending on currency translation rates, the Company expects to record approximately $29 million of total pension expense for the full year of 2017. The 2017 pension expense will reflect a 7.50% expected long-term rate of return for the U.S. assets.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one‑half percentage point change in the actuarial assumption regarding discount rates or in the expected rate of return used to calculate plan liabilities would result in a change of approximately $7 million and $13 million, respectively, in the pretax pension expense for the full year 2017.

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

Income Taxes

The Company accounts for income taxes as required by general accounting principles under which management judgment is required in determining income tax expense and the related balance sheet amounts. This judgment includes estimating and analyzing historical and projected future operating results, the reversal of taxable temporary differences, tax planning strategies, and the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. The Company has received tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows. Changes in the estimates and assumptions used for calculating income tax expense and potential differences in actual results from estimates could have a material impact on the Company’s results of operations and financial condition.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. For the years ended December 31, 2016, 2015 and 2014, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

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

The Company believes the near term exposure to foreign currency exchange rate risk of its foreign currency risk sensitive instruments was not material at December 31, 2016 and 2015.

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

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations at December 31, 2016. The table presents principal cash flows and related weighted‑average interest rates by expected maturity date.

								Fair
						There-		Value at
(Dollars in millions)	2017	2018	2019	2020	2021	after	Total	12/31/2016
Long-term debt at variable rate:
Principal by expected maturity	$25	$29	$92	$1,542	$2	$—	$1,690	$1,690
Avg. principal outstanding	$845	$1,678	$1,651	$1,590	$773	$1
Avg. interest rate	2.43%	2.43%	2.43%	2.43%	2.43%	2.43%
Long-term debt at fixed rate:
Principal by expected maturity	$8	$258	$9	$532	$353	$2,316	$3,476	$3,771
Avg. principal outstanding	$3,474	$3,224	$3,224	$2,700	$2,346	$1,852
Avg. interest rate	5.50%	4.68%	4.18%	4.29%	4.09%	5.09%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2016.

In addition, the determination of pension obligations and the related pension expense or credits to operations involves significant estimates. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly. The discount rate is a significant estimate that is used to calculate the actuarial present value of benefit obligations and is based on yields of high quality fixed rate debt securities at the end of the year. For example, a one‑half percentage point change in the actuarial assumption regarding discount rates or in the expected rate of return used to calculate plan liabilities would result in a change of approximately $7 million and $13 million, respectively, in the pretax pension expense for the full year 2017.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy. In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2016, the Company had entered into commodity forward contracts covering approximately 12,300,000 MM BTUs, primarily related to customer requests to lock the price of natural gas. In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts typically have terms of 3 years or less.

The Company believes the near term exposure to commodity price risk of its commodity forward contracts was not material at December 31, 2016.

Forward Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to integrate the Vitro Business in a timely and cost effective manner, and to realize expected growth opportunities, cost savings and synergies from the Vitro Acquisition, (2) foreign currency fluctuations relative to the U.S. dollar, (3) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (4) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (5) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (6) consumer preferences for alternative forms of packaging, (7) cost and availability of raw materials, labor, energy and transportation, (8) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (9) consolidation among competitors and customers, (10) the Company’s ability to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the Company’s ability to further develop its sales, marketing and product development capabilities, (13) the Company’s ability to prevent and detect cybersecurity threats against its information technology systems, (14) changes in U.S. trade policies, (15) the Company’s ability to achieve its strategic plan, and the other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2016 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens‑Illinois Group, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Illinois Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP Toledo, Ohio February 10, 2017

Owens-Illinois Group, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2016	2015	2014
Net sales	$6,702	$6,156	$6,784
Cost of goods sold	(5,490)	(5,046)	(5,531)
Gross profit	1,212	1,110	1,253
Selling and administrative expense	(503)	(476)	(523)
Research, development and engineering expense	(65)	(64)	(63)
Interest expense, net	(272)	(251)	(230)
Equity earnings	60	60	64
Other expense, net	(76)	(95)	(148)
Earnings from continuing operations before income taxes	356	284	353
Provision for income taxes	(119)	(106)	(92)
Earnings from continuing operations	237	178	261
Loss from discontinued operations	(7)	(4)	(23)
Net earnings	230	174	238
Net (earnings) attributable to noncontrolling interests	(21)	(23)	(28)
Net earnings attributable to the Company	$209	$151	$210

Amounts attributable to the Company:
Earnings from continuing operations	$216	$155	$233
Loss from discontinued operations	(7)	(4)	(23)
Net earnings	$209	$151	$210

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2016	2015	2014
Net earnings	$230	$174	$238
Other comprehensive income (loss):
Foreign currency translation adjustments	(224)	(529)	(305)
Pension and other postretirement benefit adjustments, net of tax	52	(4)	(90)
Change in fair value of derivative instruments, net of tax	13	(6)	1
Other comprehensive income (loss)	(159)	(539)	(394)
Total comprehensive income (loss)	71	(365)	(156)
Comprehensive income (loss) attributable to noncontrolling interests	(17)	(7)	(7)
Comprehensive income (loss) attributable to the Company	$54	$(372)	$(163)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2016	2015

Assets
Current assets:
Cash and cash equivalents	$492	$399
Trade receivables, net of allowances of $32 million and $29 million at December 31, 2016 and 2015, respectively	580	562
Inventories	983	1,007
Prepaid expenses and other current assets	199	366
Total current assets	2,254	2,334

Other assets:
Equity investments	433	409
Pension assets	40	32
Other assets	602	599
Intangibles	464	597
Goodwill	2,462	2,489
Total other assets	4,001	4,126

Property, plant and equipment:
Land, at cost	241	252
Buildings and equipment, at cost:
Buildings and building equipment	1,090	1,123
Factory machinery and equipment	4,496	4,526
Transportation, office and miscellaneous equipment	85	88
Construction in progress	238	238
	6,150	6,227
Less accumulated depreciation	3,270	3,266
Net property, plant and equipment	2,880	2,961
Total assets	$9,135	$9,421

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2016	2015
Liabilities and Share Owner's Equity
Current liabilities:
Accounts payable	$1,135	$1,212
Salaries and wages	174	145
U.S. and foreign income taxes	58	36
Other accrued liabilities	383	371
Short-term loans	162	160
Long-term debt due within one year	33	68
Total current liabilities	1,945	1,992
Long-term debt	5,133	5,345
Deferred taxes	100	124
Pension benefits	552	504
Nonpension postretirement benefits	162	155
Other liabilities	188	205
Commitments and contingencies
Share owner's equity:
Share owner's equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized,100 shares issued
Other contributed capital	635	731
Retained earnings	2,442	2,233
Accumulated other comprehensive loss	(2,131)	(1,976)
Total share owner's equity of the Company	946	988
Noncontrolling interests	109	108
Total share owner's equity	1,055	1,096
Total liabilities and share owner's equity	$9,135	$9,421

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

	Share Owner's Equity of the Company
			Accumulated
	Other		Other
	Contributed	Retained	Comprehensive	Noncontrolling	Total Share
	Capital	Earnings	Loss	Interests	Owner's Equity
Balance on January 1, 2014	$1,112	$1,872	$(1,080)	$147	$2,051
Net distribution to parent	(148)				(148)
Net earnings		210		28	238
Other comprehensive income (loss)			(373)	(21)	(394)
Distributions to noncontrolling interests				(37)	(37)
Balance on December 31, 2014	964	2,082	(1,453)	117	1,710
Net distribution to parent	(215)				(215)
Net earnings		151		23	174
Other comprehensive income (loss)			(523)	(16)	(539)
Distributions to noncontrolling interests				(22)	(22)
Acquisitions of noncontrolling interests	(18)			6	(12)
Balance on December 31, 2015	731	2,233	(1,976)	108	1,096
Net distribution to parent	(96)				(96)
Net earnings		209		21	230
Other comprehensive income (loss)			(155)	(4)	(159)
Distributions to noncontrolling interests				(16)	(16)
Balance on December 31, 2016	$635	$2,442	$(2,131)	$109	$1,055

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2016	2015	2014

Operating activities:
Net earnings	$230	$174	$238
Loss from discontinued operations	7	4	23
Non-cash charges (credits):
Depreciation	375	323	335
Amortization of intangibles and other deferred items	103	86	83
Amortization of finance fees and debt discount	13	15	30
Deferred tax provision (benefit)	(4)	12	(18)
Pension expense	31	31	43
Restructuring, asset impairment and related charges	98	63	76
Pension settlement charges	98		65
Impairment of equity investment	25
Gain on China land sale	(71)
Non-income tax charge			69
Acquisition-related fair value inventory adjustments		22
Acquisition-related fair value intangible adjustments		10
Pension contributions	(38)	(17)	(28)
Cash paid for restructuring activities	(24)	(38)	(58)
Change in components of working capital	90	88	117
Other	(50)	(23)	(129)
Cash provided by continuing operating activities	883	750	846
Cash utilized in discontinued operating activities	(7)	(4)	(23)
Total cash provided by operating activities	876	746	823
Investing activities:
Additions to property, plant, and equipment	(454)	(402)	(369)
Acquisitions, net of cash acquired	(56)	(2,351)	(114)
Net cash proceeds related to sale of assets and other	85	1	19
Net foreign exchange derivative activity	8	4
Net activity for non-controlling partner loans			9
Cash utilized in investing activities	(417)	(2,748)	(455)
Financing activities:
Additions to long-term debt	1,235	4,538	1,247
Repayments of long-term debt	(1,453)	(2,321)	(1,101)
Increase (decrease) in short-term loans	10	51	(139)
Payment of finance fees	(9)	(90)	(11)
Distributions paid to noncontrolling interests	(16)	(22)	(37)
Distribution to parent	(120)	(237)	(177)
Cash provided by (utilized in) financing activities	(353)	1,919	(218)
Effect of exchange rate fluctuations on cash	(13)	(30)	(21)
Increase (decrease) in cash	93	(113)	129
Cash and cash equivalents at beginning of period	399	512	383
Cash and cash equivalents at end of period	$492	$399	$512

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

Relationship with Owens-Illinois, Inc.  The Company is a 100% - owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to outstanding indebtedness and asbestos‑related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

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

Foreign Currency Translation The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates.  Any related translation adjustments are recorded in accumulated other comprehensive income in share owner’s equity.

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

Derivative Instruments The Company uses forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from forward exchange contracts not designated as hedges are classified as an investing activity.  Cash flows of commodity forward contracts are classified as operating activities.

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

New Accounting Standards

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, which will be effective for the Company on January 1, 2018. The Company has started an implementation process, including a review of customer contracts, to evaluate the effect this standard will have on its consolidated financial statements and related disclosures.  At this time, the Company does not expect that the implementation of this standard in 2018 will have a significant impact on the timing in which it recognizes revenue.  While the Company continues to assess the potential impacts of the new standard, the Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet. The Company plans to select the modified retrospective transition method upon adoption effective January 1, 2018.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 16, Operating Leases, as of December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $205 million.

Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for the Company on January 1, 2020. Early adoption is permitted for fiscal years, and interim periods within those fiscal

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Stock Compensation - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the Company on January 1, 2017. The Company does not expect a significant impact in its Consolidated Financial Statements.

Pension Asset Value - In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective for the Company on January 1, 2016. The guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient. See Note 9 for additional information.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Financial information regarding the Company’s reportable segments is as follows:

	2016	2015	2014
Net sales:
Europe	$2,300	$2,324	$2,794
North America	2,220	2,039	2,003
Latin America	1,432	1,064	1,159
Asia Pacific	684	671	793
Reportable segment totals	6,636	6,098	6,749
Other	66	58	35
Net sales	$6,702	$6,156	$6,784

	2016	2015	2014
Segment operating profit:
Europe	$237	$209	$353
North America	299	265	240
Latin America	269	183	227
Asia Pacific	77	83	88
Reportable segment totals	882	740	908
Items excluded from segment operating profit:
Retained corporate costs and other	(98)	(70)	(100)
Restructuring, asset impairment and other charges	(129)	(80)	(91)
Pension settlement charges	(98)		(65)
Gain on China land sale	71
Strategic transaction costs		(23)
Acquisition-related fair value inventory adjustments		(22)
Acquisition-related fair value intangible adjustments		(10)
Non-income tax charge			(69)
Interest expense, net	(272)	(251)	(230)
Earnings from continuing operations before income taxes	$356	$284	$353

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

					Reportable	Retained
		North	Latin	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals
Total assets:
2016	$2,792	$2,522	$2,537	$926	$8,777	$358	$9,135
2015	2,902	2,500	2,807	917	9,126	295	9,421
2014	3,214	1,971	1,300	1,018	7,503	340	7,843
Equity investments:
2016	$78	$21	$—	$117	$216	$217	$433
2015	78	22		145	245	164	409
2014	81	24		153	258	169	427
Equity earnings:
2016	$15	$12	$—	$4	$31	$29	$60
2015	16	19		7	42	18	60
2014	19	17		4	40	24	64
Capital expenditures:
2016	$163	$108	$123	$59	$453	$1	$454
2015	164	97	89	50	400	2	402
2014	188	89	55	34	366	3	369
Depreciation and amortization expense:
2016	$118	$139	$173	$37	$467	$11	$478
2015	120	128	107	40	395	14	409
2014	140	131	79	53	403	15	418

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2016	$749	$2,131	$2,880
2015	736	2,225	2,961
2014	713	1,732	2,445

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2016	$2,124	$4,578	$6,702
2015	1,939	4,217	6,156
2014	1,852	4,932	6,784

Intercompany sales in Latin America totaled $195 million, $101 million and $0 or the years ended December 31, 2016, 2015, and 2014, respectively.

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2015 — 10%, 2014 — 11%).

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

3. Inventories

Major classes of inventory are as follows:

	2016	2015
Finished goods	$827	$858
Raw materials	118	113
Operating supplies	38	36
	$983	$1,007

4. Equity Investments

At December 31, 2016 the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2016	2015	2014
Equity in earnings:
Non-U.S.	$28	$23	$23
U.S.	32	37	41
Total	$60	$60	$64
Dividends received	$38	$53	$54

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2016	2015
At end of year:
Current assets	$451	$430
Non-current assets	1,025	959
Total assets	1,476	1,389
Current liabilities	200	203
Other liabilities and deferred items	368	211
Total liabilities and deferred items	568	414
Net assets	$908	$975

	2016	2015	2014
For the year:
Net sales	$755	$719	$752
Gross profit	$182	$193	$198
Net earnings	$134	$139	$150

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2016, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X.  As such, separate financial statements for the Company’s equity investments are not required to be filed.

The Company made purchases of approximately $176 million and $161 million from equity affiliates in 2016 and 2015, respectively, and owed approximately $76 million and $66 million to equity affiliates as of December 31, 2016 and 2015, respectively.

There is a difference of approximately $12 million as of December 31, 2016, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2014	$1,044	$734	$276	$5	$2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	926	723	239	5	1,893
Acquisition related adjustments		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	840	1,020	624	5	2,489
Acquisition related adjustments		15	26		41
Translation effects	(32)	3	(39)		(68)
Balance as of December 31, 2016	$808	$1,038	$611	$5	$2,462

The acquisition related adjustments in 2016 and 2015 primarily relate to the Vitro Acquisition (see Note 18).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2016, 2015 and 2014.

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

During the fourth quarter of 2016, the Company completed its annual impairment testing and determined that no impairment existed.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Intangible assets

On September 1, 2015, the Company acquired customer list intangibles as part of the Vitro Acquisition (see Note 18).

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $464 million and $597 million for the years ended December 31, 2016 and 2015, respectively. Amortization expense for intangible assets was $39 million, $21 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization related to intangible assets through 2021 is as follows: 2017, $44 million; 2018, $44 million; 2019, $42 million; 2020, $41 million; and 2021, $39 million. No impairment existed on these assets at December 31, 2016.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Prepaid expenses	$50	$52
Value added taxes	46	195
Other	103	119
	$199	$366

Other assets (noncurrent) consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets	$185	$177
Deferred returnable packaging costs	115	110
Repair part inventories	107	118
Capitalized software	85	86
Value added taxes	22	17
Deferred finance fees	5	6
Other	83	85
	$602	$599

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $13 million, $19 million and $17 million for 2016, 2015 and 2014, respectively. Estimated amortization related to capitalized software through 2021 is as follows: 2017, $14 million; 2018, $14 million; 2019, $13 million, 2020, $12 million, and 2021, $11 million.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2016 and 2015, the Company had entered into commodity forward contracts covering approximately 12,300,000 MM BTUs and 7,300,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2016 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owner’s equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $6 million at December 31, 2016 and an unrecognized loss of $4 million at December 31, 2015 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2016 and 2015 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

			Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2016	2015	2014	2016	2015	2014
$7	$(4)	$3	$—	$(1)	$2

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

At December 31, 2016 and 2015, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $490 million and $790 million, respectively, related primarily to intercompany transactions and loans.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015	2014
Other expense, net	$6	$10	$(8)

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, and (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year.  The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2016 and 2015:

	Fair Value
	Balance Sheet
	Location	2016	2015
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$6	$—
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	$9	$14
Total asset derivatives		$15	$14
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$3
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	5	2
Total liability derivatives		$5	$5

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

European Asset Optimization

In 2011, the Company initiated the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involved making additional investments in certain facilities and addressing assets with higher cost structures.  As part of this program, the Company recorded charges of $0, $0 and $1 million for the years ended 2016, 2015 and 2014, respectively for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company recorded total cumulative charges of $127 million and does not expect to execute any further actions under this program.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $4 million, $5 million and $73 million for the years ended 2016, 2015 and 2014, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities. The Company recorded total cumulative charges of $224 million and does not expect to execute any further actions under this program.

Other Restructuring Actions

In 2016, the Company recorded charges of $94 million for other restructuring actions.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $64 million for plant closures in Latin America, Europe and North America, and $30 million related to other restructuring actions.  The Company took certain other restructuring actions and recorded charges in 2015 of $58 million. These charges primarily related to employee costs, write-down of assets and other exit costs totaling $14 million for a plant closure and furnace closure in Latin America, $38 million for a plant closure in North America and $6 million for other restructuring actions. In 2014, the Company took certain other restructuring actions and recorded charges of $2 million for employee costs related to global headcount reduction initiatives.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2015 through December 31, 2015:

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

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2016 through December 31, 2016:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	4	94	98
Write-down of assets to net realizable value		(28)	(28)
Net cash paid, principally severance and related benefits	(3)	(21)	(24)
Other, including foreign exchange translation	(1)	(3)	(4)
Balance at December 31, 2016	$7	$78	$85

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2016, the Company’s estimates include approximately $67 million for employee benefits costs, $16 million for environmental remediation costs, and $2 million for other exit costs.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Obligations at beginning of year	$2,190	$2,428	$1,210	$1,311
Change in benefit obligations:
Service cost	15	24	16	15
Interest cost	90	96	44	44
Actuarial (gain) loss, including the effect of change in discount rates	36	(107)	160	(9)
Curtailment, settlement, and plan amendment	(200)
Acquisitions				37
Participant contributions			2	1
Benefit payments	(175)	(252)	(71)	(58)
Other		1	3
Foreign currency translation			(129)	(131)
Net change in benefit obligations	(234)	(238)	25	(101)
Obligations at end of year	$1,956	$2,190	$1,235	$1,210

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Fair value at beginning of year	$1,909	$2,190	$1,012	$1,094
Change in fair value:
Actual gain (loss) on plan assets	118	(32)	139	42
Benefit payments	(175)	(252)	(71)	(58)
Employer contributions	2	2	38	15
Participant contributions			2	1
Settlements	(200)
Acquisitions				22
Foreign currency translation			(111)	(104)
Other		1	2
Net change in fair value of assets	(255)	(281)	(1)	(82)
Fair value at end of year	$1,654	$1,909	$1,011	$1,012

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Plan assets at fair value	$1,654	$1,909	$1,011	$1,012
Projected benefit obligations	1,956	2,190	1,235	1,210
Plan assets less than projected benefit obligations	(302)	(281)	(224)	(198)
Items not yet recognized in pension expense:
Actuarial loss	1,046	1,145	352	320
Prior service cost (credit)	1	2	(1)	(1)
	1,047	1,147	351	319
Net amount recognized	$745	$866	$127	$121

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Pension assets	$—	$—	$40	$32
Current pension liability, included with other accrued liabilities	(7)	(1)	(7)	(6)
Pension benefits	(295)	(280)	(257)	(224)
Accumulated other comprehensive loss	1,047	1,147	351	319
Net amount recognized	$745	$866	$127	$121

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2016	2015	2016	2015
Current year actuarial (gain) loss	$66	$95	$87	$15
Amortization of actuarial loss	(67)	(74)	(12)	(15)
Settlement	(98)
	(99)	21	75	—
Translation			(43)	(31)
	$(99)	$21	$32	$(31)

The accumulated benefit obligation for all defined benefit pension plans was $3,126 million and $3,306 million at December 31, 2016 and 2015, respectively.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2016	2015	2014	2016	2015	2014
Service cost	$15	$24	$22	$16	$15	$23
Interest cost	90	96	105	44	44	69
Expected asset return	(149)	(170)	(176)	(65)	(67)	(86)
Amortization:
Actuarial loss	67	74	68	13	15	18
Prior service credit
Net amortization	67	74	68	13	15	18
Net expense	$23	$24	$19	$8	$7	$24

Effective January 1, 2016 the Company amended its salary pension plan in North America to freeze future pension benefits. This action required an obligation remeasurement for the curtailment of benefits, which resulted in a reduction of the Company’s pension expense.

In 2016, the Company settled a portion of the U.S. Hourly Pension Plan obligation, which resulted in a settlement charge of $98 million. In 2014, the Company settled a portion of the U.S. Salary Pension Plan pension obligation, which resulted in a settlement charge of $30 million. On October 1, 2014, the Company settled the liability associated with its pension plan in the Netherlands, resulting in a settlement charge of approximately $35 million. Non-U.S. pension expense excludes $3 million of pension settlement costs that were recorded in restructuring expense in 2014. The table above excludes these charges.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2017:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$57	$16
Prior service cost	1
Net amortization	$58	$16

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2016	2015	2016	2015	2016	2015	2016	2015
Projected benefit obligations	$1,956	$2,190	$897	$876	$1,956	$2,190	$897	$876
Accumulated benefit obligation	1,956	2,160	867	850	1,956	2,160	867	850
Fair value of plan assets	1,654	1,909	632	645	1,654	1,909	632	645

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Discount rate	4.17%	4.43%	2.94%	3.68%
Rate of compensation increase	N/A	2.97%	2.90%	2.84%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2016	2015	2014	2016	2015	2014
Discount rate	4.43%	4.05%	4.81%	3.68%	3.65%	4.14%
Rate of compensation increase	2.97%	2.96%	2.97%	2.84%	2.89%	3.31%
Expected long-term rate of return on assets	7.50%	8.00%	8.00%	7.15%	7.21%	7.23%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2016, the Company’s weighted average expected long-term rate of return on assets was 7.50% for the U.S. plans and 7.15% for the non-U.S. plans.  In developing this assumption, the Company considered its historical 10-year average return (through December 31, 2016) and evaluated input from its third party pension plan asset consultants, including their review of asset class return expectations.

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

In accordance with the Company’s adoption of ASU No. 2015-07 in 2016, certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy. The fair value measurements tables presented below have been amended to conform to the current year presentation under ASU No. 2015-07. See Note 1 for more information.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company’s U.S. pension plan assets held in the group trust are measured at net asset value in the fair value hierarchy. The total U.S. plan assets amounted to $1,654 million and $1,909 million as of December 31, 2016 and 2015, respectively. In 2016, the U.S. plan assets consisted of approximately 62% equity securities, 31% debt securities, and 7% real estate and other. In 2016, the non-U.S. plan assets consisted of approximately 41% equity securities, 42% debt securities, and 17% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2016 and 2015:

	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24	$—	$—	$24	$30	$—	$—	$30
Equity securities				—				—
Debt securities	37	2		39	16			16
Real estate			4	4			5	5
Other		37	6	43		24	6	30
Total	$61	$39	$10		$46	$24	$11
Investments measured at net asset value				$901				$931
Total non-U.S. assets at fair value				$1,011				$1,012

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2016	2015
Beginning balance	$11	$5
Net increase (decrease)	(1)	6
Ending balance	$10	$11

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2016.

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of $32 million in 2017.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2017	$157	$53
2018	146	51
2019	145	54
2020	143	57
2021	140	60
2022 - 2026	656	343

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the U.K., The Netherlands and Australia. Participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $34 million in 2016, $29 million in 2015, and $19 million in 2014.

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

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Obligations at beginning of year	$97	$111	$68	$81
Change in benefit obligations:
Service cost			1	1
Interest cost	4	4	3	3
Actuarial (gain) loss, including the effect of changing discount rates	(1)	(10)	9	(1)
Benefit payments	(9)	(8)	(2)	(3)
Foreign currency translation			2	(13)
Other	1
Net change in benefit obligations	(5)	(14)	13	(13)
Obligations at end of year	$92	$97	$81	$68

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Postretirement benefit obligations	$(92)	$(97)	$(81)	$(68)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(21)	(23)	(6)	3
Prior service credit	30	38
	9	15	(6)	3
Net amount recognized	$(83)	$(82)	$(87)	$(65)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Current nonpension postretirement benefit, included with Other accrued liabilities	$(8)	$(8)	$(3)	$(2)
Nonpension postretirement benefits	(84)	(89)	(78)	(66)
Accumulated other comprehensive income (loss)	9	15	(6)	3
Net amount recognized	$(83)	$(82)	$(87)	$(65)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2016	2015	2016	2015
Current year actuarial (gain) loss	$(1)	$(10)	$9	$—
Amortization of actuarial loss	(1)	(2)
Amortization of prior service credit	8	8
	$6	$(4)	$9	$—

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	4	4	5	3	3	4
Curtailment gain
Amortization:
Actuarial loss	1	2	2
Prior service credit	(7)	(8)	(8)
Net amortization	(6)	(6)	(6)	—	—	—
Net postretirement benefit (income) cost	$(2)	$(2)	$(1)	$4	$4	$5

Amounts that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2017:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$(1)	$—
Prior service credit	7
Net amortization	$6	$—

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2016	2015	2014	2016	2015	2014
Accumulated postretirement benefit obligation	4.11%	4.35%	4.00%	3.55%	3.80%	3.75%
Net postretirement benefit cost	4.34%	3.99%	4.63%	3.80%	3.75%	4.47%

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Health care cost trend rate assumed for next year	6.40%	6.60%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	N/A	N/A

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$—	$—	$1	$(1)
Effect on accumulated postretirement benefit obligations	4	(3)	13	(10)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2017	$8	$3
2018	8	3
2019	8	3
2020	8	3
2021	7	3
2022 - 2026	30	18

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2016, $6 million in 2015 and $6 million in 2014.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2016	2015	2014
U.S.	$(27)	$15	$82
Non-U.S.	383	269	271
	$356	$284	$353

Discontinued operations	2016	2015	2014
U.S.	$—	$—	$(19)
Non-U.S.	(7)	(4)	(4)
	$(7)	$(4)	$(23)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The provision (benefit) for income taxes consists of the following:

	2016	2015	2014
Current:
U.S.	$—	$9	$7
Non-U.S.	123	85	103
	123	94	110
Deferred:
U.S.	3	10	—
Non-U.S.	(7)	2	(18)
	(4)	12	(18)
Total:
U.S.	3	19	7
Non-U.S.	116	87	85
Total for continuing operations	119	106	92
Total for discontinued operations	—	—	—
	$119	$106	$92

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2016	2015	2014
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$124	$100	$124
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	(22)	(12)	(22)
Changes in valuation allowance	3	1	(2)
Withholding tax, net	22	18	18
U.S. tax consolidation benefit		(6)	(16)
Non-deductible acquisition costs		6
U.S. tax on intercompany dividends and interest	3	16	1
Tax exempt income	(2)	(3)	(5)
Tax law changes	(3)	(3)
Tax credit	(19)	(14)	(3)
Changes in tax reserves	8	5	(13)
Mexico inflationary adjustments	6	3
Intraperiod tax allocation	(8)
Other items	7	(5)	10
Provision for income taxes	$119	$106	$92

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued postretirement benefits	$53	$51
Foreign tax credit	413	389
Operating and capital loss carryovers	389	435
Other credit carryovers	34	38
Accrued liabilities	95	82
Pension liability	138	128
Other	53	22
Total deferred tax assets	1,175	1,145
Deferred tax liabilities:
Property, plant and equipment	131	128
Intangibles and deferred software	119	131
Other	2
Total deferred tax liabilities	252	259
Valuation allowance	(838)	(833)
Net deferred taxes	$85	$53

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	2016	2015
Other assets	$185	$177
Deferred taxes	(100)	(124)
Net deferred taxes	$85	$53

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

At December 31, 2016, before valuation allowance, the Company had unused foreign tax credits of $413 million expiring in 2017 through 2026, research tax credits of $14 million expiring from 2019 to 2036, and alternative minimum tax credits of $18 million which do not expire and which will be available to offset future U.S. Federal income tax.  Approximately $151 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $238 million expiring between 2017 and 2036.

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

At December 31, 2016, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.2 billion.  The Company intends to reinvest these earnings indefinitely in the non-U.S. operations.  It is not practicable to estimate the U.S. and foreign tax which would be

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

payable should these earnings be distributed.  Deferred taxes are provided for earnings of non-U.S. jurisdictions when the Company plans to remit those earnings.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at January 1	$74	$77	$100
Additions and reductions for tax positions of prior years		1	(13)
Additions based on tax positions related to the current year	15	10	10
Reductions due to the lapse of the applicable statute of limitations	(3)	(5)	(8)
Reductions due to settlements	(12)	(1)	(1)
Foreign currency translation		(8)	(11)
Balance at December 31	$74	$74	$77
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$66	$67	$70
Accrued interest and penalties at December 31	$23	$25	$29
Interest and penalties included in tax expense for the years ended December 31	$(2)	$(1)	$(2)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $11 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, Ecuador, France, Germany, Indonesia, and Italy. The years under examination range from 2006 through 2014. The Company has received tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows. During 2016, the Company concluded income tax audits in several jurisdictions, including the Czech Republic, Germany, Italy, and Hungary.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

11. Debt

The following table summarizes the long-term debt of the Company at December 31, 2016 and 2015:

	2016	2015
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,395	1,546
Term Loan A (€279 million at December 31, 2016)	282	301
Term Loan B		563
Senior Notes:
6.75%, due 2020 (€500 million)	523	542
4.875%, due 2021 (€330 million)	345	357
5.00%, due 2022	495	494
5.875%, due 2023	682	680
3.125%, due 2024 (€500 million)	520
5.375%, due 2025	297	296
6.375%, due 2025	294	293
Payable to OI Inc.	250	250
Capital leases	57	62
Other	26	29
Total long-term debt	5,166	5,413
Less amounts due within one year	33	68
Long-term debt	$5,133	$5,345

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”). In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 18), the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Amended Agreement and (ii) a $575 million term loan B facility, which was subsequently repaid in full in November 2016 as described below.

At December 31, 2016, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,395 million net of debt issuance costs), and a €279 million term loan A facility ($282 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At December 31, 2016, the Company had unused credit of $884 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2016 was 2.39%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the four fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Borrowings under the Amended Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Amended Agreement are guaranteed by certain domestic subsidiaries of the Company.

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

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting the debt discount and debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Information related to the Company’s accounts receivable securitization program as of December 31, 2016 and 2015 is as follows:

	2016	2015
Balance (included in short-term loans)	$152	$158
Weighted average interest rate	0.74%	1.21%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2021 are as follows: 2017, $33 million; 2018, $287 million; 2019, $101 million; 2020, $2,074 million and 2021, $354 million.

Fair values at December 31, 2016, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$526	$120.63	$635
4.875%, due 2021 (€330 million)	347	114.00	396
5.00%, due 2022	500	103.49	517
5.875%, due 2023	700	105.37	738
3.125%, due 2024 (€500 million)	526	100.01	526
6.375%, due 2025	300	106.28	319
5.375%, due 2025	300	101.17	304

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

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2016	2015	2014
Pending at beginning of year	$2,080	$2,260	$2,620
Disposed	1,750	1,460	1,830
Filed	1,070	1,280	1,470
Pending at end of year	$1,400	$2,080	$2,260

Based on an analysis of the lawsuits pending as of December 31, 2016, approximately 88% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2016, has disposed of the asbestos claims of approximately 398,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,000.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2016, 2015 and 2014 were $125 million, $138 million, and $148 million, respectively.  OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $71,000, $95,000 and $81,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.9 billion through 2016, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

OI Inc. continues to monitor trends that may affect its ultimate liability and analyze the developments and variables likely to affect the resolution of pending and future asbestos claims against OI Inc.  The material components of OI Inc.’s total accrued liability are determined by OI Inc. in connection with its annual comprehensive legal review and consist of the following estimates, to the extent it is probable that such liabilities have been incurred and can be reasonably estimated: (i) the liability for asbestos claims already asserted against OI Inc.; (ii) the liability for asbestos claims not yet asserted against OI Inc., and (iii) the legal defense costs estimated to be incurred in connection with the claims already asserted and those claims OI Inc. believes will be asserted.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

As noted above, OI Inc. conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  As part of its current annual comprehensive legal review, OI Inc. provides historical claims filing data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist it in estimating the total number of future claims to be filed.  OI Inc. uses this estimate of its total future claims, along with an estimation of disposition costs and related legal costs, as inputs to develop its best estimate of OI Inc.’s total probable liability. If the results of the annual comprehensive legal review indicate that the existing amount of the accrued liability is lower (higher) than its reasonably estimable asbestos-related costs, then OI Inc. will record an appropriate charge (credit) to OI Inc.’s results of operations to increase (decrease) the accrued liability.

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
f)	co‑defendants with substantial resources and assets continue to participate significantly in the resolution of future asbestos lawsuits and claims.

For the years ended December 31, 2016 and 2015, OI Inc. concluded that accruals in the amounts of $692 million and $817 million, respectively, were required.  These amounts have not been discounted for the time value of money.  OI Inc.’s comprehensive legal reviews resulted in charges of $0, $16 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively.

OI Inc. believes it is reasonably possible that it will incur a loss for its asbestos-related liabilities in excess of the amount currently recognized, which is $692 million as of December 31, 2016.  OI Inc. estimates that reasonably possible losses could be as high as $825 million.  This estimate of additional reasonably possible loss reflects a legal judgment about the number and cost of potential future claims and legal costs. OI Inc. believes this estimate is consistent with the level of variability it has experienced when comparing actual results to recent near-term projections. However, it is also possible that the ultimate asbestos-related liability could be above this estimate.

OI Inc. expects a significant majority of the total number of claims to be received in the next ten years.  This timeframe appropriately reflects the mortality of current and expected claimants in light of OI Inc.’s sale of its insulation business unit in 1958.

As noted above, OI Inc.’s asbestos-related liability is based on a projection of new claims that will eventually be filed against OI Inc. and the estimated average disposition cost of these claims and related legal costs. Changes in these projections, and estimates, as well as changes in the significant assumptions noted above, have the potential to significantly impact the estimation of OI Inc.’s asbestos-related liability.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Other Matters

The Company’s joint venture in China had been involved in litigation with its partner regarding whether the joint venture should be dissolved. Following an ownership change in 2016 with respect to the joint venture partner, this litigation has been withdrawn.

On July 5, 2016, OI Inc. learned that the Enforcement Division of the SEC is conducting an investigation into certain accounting and control matters pertaining to OI Inc.’s determination of its asbestos-related liabilities.  On May 13, 2016, OI Inc. restated its consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 in order to correct an error related to the its method for estimating its future asbestos-related liabilities. OI Inc. is cooperating with the SEC’s investigation.  At this time, OI Inc. is unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact its future consolidated financial statements, results of operations, or cash flows.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2015	$(55)	$(4)		$(1,394)		$(1,453)
Change before reclassifications	(513)	(4)		(58)		(575)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	83	(b)	82
Translation effect				(31)		(31)
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(513)	(6)		(4)		(523)
Balance on December 31, 2015	(568)	(10)		(1,398)		(1,976)
Change before reclassifications	(220)	7		(52)		(265)
Amounts reclassified from accumulated other comprehensive income		6	(a)	72	(b)	78
Translation effect				25		25
Tax effect				15		15
Intraperiod tax allocation				(8)		(8)
Other comprehensive income (loss) attributable to the Company	(220)	13		52		(155)
Balance on December 31, 2016	$(788)	$3		$(1,346)		$(2,131)

(a)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

14. Stock Options and Other Stock Based Compensation

The Company participates in OI Inc.’s various nonqualified plans approved by share owners under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units. At December 31, 2016, there were 5,081,000 shares available for grants under these plans.  Total compensation cost for all grants of shares and units under these plans was $15 million, $15 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Stock option information at December 31, 2016 and for the year then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic
	(thousands)	(per share)	(years)	Value
Options outstanding at January 1, 2016	2,621	$23.64
Granted	1,098	15.10
Exercised	(504)	10.13
Forfeited or expired	(119)	21.24
Options outstanding at December 31, 2016	3,096	22.91	4.2	$3
Options vested or expected to vest at December 31, 2016	3,096	$22.91	2.3	$3
Options exercisable at December 31, 2016	1,342	$27.71	4.2	$—

Certain additional information related to stock options is as follows for the periods indicated:

	2016	2015	2014
Weighted average grant-date fair value of options granted (per share)	$4.98	$7.79	$13.17
Aggregate intrinsic value of options exercised	$2	$—	$3
Aggregate cash received from options exercised	$5	$1	$5

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2016	2015	2014
Expected life of options (years)	5.20	5.00	5.00
Expected stock price volatility	32.8%	34.5%	43.0%
Risk-free interest rate	1.5%	1.7%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

The expected life of options is determined from historical exercise and termination data.  The expected stock price volatility is determined by reference to historical prices over a period equal to the expected life.

Restricted Shares and Restricted Share Units

Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of the OI Inc.’s common stock for each unit as units vest.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of OI Inc.’s common stock on the date of the grant.  The fair value of restricted shares and restricted share units is amortized over the vesting periods which range from one to four years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2016	672	$23.66
Granted	389	15.70
Vested	(215)	25.88
Forfeited	(10)	21.11
Nonvested at December 31, 2016	836	19.42
Awards granted during 2015		$22.69
Awards granted during 2014		$33.36

	2016	2015	2014
Total fair value of shares vested	$6	$4	$5

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

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2016	933	$26.80
Granted	726	15.10
Vested	(158)	26.10
Forfeited/Cancelled	(146)	25.41
Nonvested at December 31, 2016	1,355	20.76
Awards granted during 2015		$23.63
Awards granted during 2014		$33.41

Approximately 158,000 shares were issued in 2016 with a fair value at issuance date of $4 million related to performance vested restricted share units.

As of December 31, 2016, there was $17 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately two years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

15. Other Expense, net

Other expense, net for the years ended December 31, 2016, 2015 and 2014 included the following:

	2016	2015	2014
Restructuring, asset impairment and other charges	$104	$75	$68
Intangible amortization expense	39	21	1
Impairment of equity investment	25
Gain on China land compensation	(71)
Royalty income	(13)	(12)	(12)
Strategic transaction costs		23
Acquisition-related fair value intangible adjustments		10
Non-income tax charge			69
Foreign currency exchange loss (gain)	6	(10)	(2)
Other expense (income)	(14)	(12)	24
	$76	$95	$148

In 2016, the Company evaluated the future estimated earnings and cash flow of an equity investment and determined that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of $25 million to reduce its carrying value down to its estimated fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

In 2014, the Company recorded a charge of $69 million resulting from a non-income tax assessment from a foreign tax authority.

16. Operating Leases

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $80 million in 2016, $72 million in 2015, and $63 million in 2014.  Minimum future rentals under operating leases are as follows: 2017, $65 million; 2018, $47 million; 2019, $32 million; 2020, $23 million; 2021, $14 million; and 2022 and thereafter, $24 million.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

17. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2016	2015	2014
Decrease (increase) in current assets:
Receivables	$(32)	$(14)	$59
Inventories	16	(13)	(26)
Prepaid expenses and other	145	(4)	(1)
Increase (decrease) in current liabilities:
Accounts payable	(58)	100	103
Accrued liabilities	(31)	21	12
Salaries and wages	32	12	(3)
U.S. and foreign income taxes	18	(14)	(27)
	$90	$88	$117

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2016 and 2015, the amount of receivables sold by the Company was $318 million and $317 million, respectively. Any continuing involvement with the sold receivables is immaterial.

	2016	2015	2014
Interest paid in cash	$261	$227	$199
Income taxes paid in cash (all non-U.S.)	99	101	101

Cash interest for the years ended December 31, 2016, 2015 and 2014 includes $9 million, $32 million and $9 million of note repurchase premiums, respectively.

18. Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $608 million of incremental net sales and $122 million of incremental segment operating profit in the year ended December 31, 2016.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

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

	September 1, 2015	Measurement Period Adjustments	September 30, 2016
Cash	$17	$—	$17
Other current assets	344	(10)	334
Goodwill	1,073	(236)	837
Customer list intangibles	406	202	608
Net property, plant and equipment	597	48	645
Total assets	2,437	4	2,441

Current liabilities	93	(7)	86
Long-term debt	11		11
Long-term liabilities	36	11	47
Net assets acquired	$2,297	$—	$2,297

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

The balance sheet adjustments identified above did not result in any significant adjustments to the periods’ income statements.

19.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 18 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$155	$79	$(46)	$188

20.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela. That award amounts to more than $485 million after including interest

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending, although the annulment proceedings were suspended in October 2016 because Venezuela has not paid its fees owed to ICSID.  If the proceeding is stayed for non-payment for a consecutive period in excess of six months, ICSID’s Secretary General could move that the committee discontinue the annulment proceeding altogether.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of $7 million and $4 million, for the years ended December 31, 2016 and 2015, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31, 2016
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$33	$459		$—	$492
Trade receivables, net			64	14	502			580
Inventories			202	27	754			983
Prepaid expenses and other current assets			27	16	156			199

Total current assets		—	293	90	1,871		—	2,254

Investments in and advances to subsidiaries		1,196	2,980	1,028			(5,204)	—
Property, plant and equipment, net			721	6	2,153			2,880
Intangibles					464			464
Goodwill			582	332	1,548			2,462
Other assets			111	237	727			1,075

Total assets		$1,196	$4,687	$1,693	$6,763		$(5,204)	$9,135

Current liabilities:
Accounts payable and accrued liabilities	$		$177	$22	$936	$		$1,135
Short-term loans and long-term debt due within one year			12		183			195
Other liabilities			129	68	418			615

Total current liabilities		—	318	90	1,537		—	1,945

Long-term debt		250	3,163		1,720			5,133
Other non-current liabilities			11	408	583			1,002
Investments by and advances from parent			1,195	1,195	2,814		(5,204)	—
Total share owner's equity of the Company		946						946
Noncontrolling interests					109			109

Total liabilities and share owner's equity		$1,196	$4,687	$1,693	$6,763		$(5,204)	$9,135

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31, 2015
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$6	$393		$—	$399
Trade receivables, net			55	15	492			562
Inventories			205	35	767			1,007
Prepaid expenses and other current assets			25	13	328			366

Total current assets		—	285	69	1,980		—	2,334

Investments in and advances to subsidiaries		1,239	3,775	1,002			(6,016)	—
Property, plant and equipment, net			703	8	2,250			2,961
Intangibles					597			597
Goodwill			581	317	1,591			2,489
Other assets			123	267	650			1,040

Total assets		$1,239	$5,467	$1,663	$7,068		$(6,016)	$9,421

Current liabilities:
Accounts payable and accrued liabilities	$		$184	$18	$1,010	$		$1,212
Short-term loans and long-term debt due within one year			50		178			228
Other liabilities			139	35	378			552

Total current liabilities		—	373	53	1,566		—	1,992

Long-term debt		250	3,839		1,256			5,345
Other non-current liabilities			16	371	600		1	988
Investments by and advances from parent			1,239	1,239	3,538		(6,016)	—
Total share owner's equity of the Company		989					(1)	988
Noncontrolling interests					108			108

Total liabilities and share owner's equity		$1,239	$5,467	$1,663	$7,068		$(6,016)	$9,421

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2016
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,919	$276	$4,676	$(169)	$6,702
Cost of goods sold		(1,609)	(319)	(3,731)	169	(5,490)

Gross profit		310	(43)	945	—	1,212

Research, engineering, selling, administrative and other		(123)	(105)	(340)		(568)
Net intercompany interest	20	(21)		1		—
Interest expense, net	(20)	(182)		(70)		(272)
Equity earnings from subsidiaries	209	336			(545)	—
Other equity earnings		11		49		60
Other expense, net		107	(26)	(157)		(76)

Earnings before income taxes	209	438	(174)	428	(545)	356
Provision for income taxes		(7)	4	(116)		(119)

Earnings from continuing operations	209	431	(170)	312	(545)	237
Loss from discontinued operations				(7)		(7)

Net earnings	209	431	(170)	305	(545)	230
Net earnings attributable to noncontrolling interests				(21)		(21)

Net earnings attributable to the Company	$209	$431	$(170)	$284	$(545)	$209

	Year ended December 31, 2016
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$209	$431	$(170)	$305	$(545)	$230
Other comprehensive income (loss)	(162)	10		(169)	162	(159)

Total comprehensive income (loss)	47	441	(170)	136	(383)	71

Comprehensive income attributable to noncontrolling interests				(17)		(17)

Comprehensive income (loss) attributable to the Company	$47	$441	$(170)	$119	$(383)	$54

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,891	$80	$4,249	$(64)	$6,156
Cost of goods sold		(1,592)	(68)	(3,450)	64	(5,046)

Gross profit		299	12	799	—	1,110

Research, engineering, selling, administrative and other		(138)	(83)	(319)		(540)
Net intercompany interest	20	(21)		1		—
Interest expense, net	(20)	(165)	(1)	(65)		(251)
Equity earnings from subsidiaries	151	195			(346)	—
Other equity earnings		19		41		60
Other expense, net		93	(27)	(161)		(95)

Earnings before income taxes	151	282	(99)	296	(346)	284
Provision for income taxes		(16)	(4)	(86)		(106)

Earnings from continuing operations	151	266	(103)	210	(346)	178
Loss from discontinued operations				(4)		(4)

Net earnings	151	266	(103)	206	(346)	174
Net earnings attributable to noncontrolling interests				(23)		(23)

Net earnings attributable to the Company	$151	$266	$(103)	$183	$(346)	$151

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$151	$266	$(103)	$206	$(346)	$174
Other comprehensive income (loss)	(539)	(4)		(529)	533	(539)

Total comprehensive income (loss)	(388)	262	(103)	(323)	187	(365)

Comprehensive income attributable to noncontrolling interests				(7)		(7)

Comprehensive income (loss) attributable to the Company	$(388)	$262	$(103)	$(330)	$187	$(372)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,895	$3	$4,889	$(3)	$6,784
Cost of goods sold		(1,627)	(11)	(3,897)	4	(5,531)

Gross profit		268	(8)	992	1	1,253

Research, engineering, selling, administrative and other		(122)	(110)	(354)		(586)
Net intercompany interest	20	(21)		1		—
Interest expense, net	(20)	(121)	(1)	(86)	(2)	(230)
Equity earnings from subsidiaries	210	198			(408)	—
Other equity earnings		17		47		64
Other expense, net		167	(11)	(305)	1	(148)

Earnings before income taxes	210	386	(130)	295	(408)	353
Provision for income taxes		(10)	2	(84)		(92)

Earnings from continuing operations	210	376	(128)	211	(408)	261
Loss from discontinued operations				(23)		(23)

Net earnings	210	376	(128)	188	(408)	238
Net earnings attributable to noncontrolling interests				(28)		(28)

Net earnings attributable to the Company	$210	$376	$(128)	$160	$(408)	$210

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$210	$376	$(128)	$188	$(408)	$238
Other comprehensive income (loss)	(394)	1		(347)	346	(394)

Total comprehensive income (loss)	(184)	377	(128)	(159)	(62)	(156)

Comprehensive income attributable to noncontrolling interests				(7)		(7)

Comprehensive income (loss) attributable to the Company	$(184)	$377	$(128)	$(166)	$(62)	$(163)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2016
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by continuing operating activities	$—	168	$27	$688	$—	$883
Cash utilized in discontinued operating activities				(7)		(7)
Cash utilized in investing activities		(92)	(1)	(324)		(417)
Cash utilized in financing activities		(76)		(277)		(353)

Effect of exchange rate change on cash				(13)		(13)

Net change in cash	—	—	26	67	—	93
Cash at beginning of period			9	390		399

Cash at end of period	$—	$—	$35	$457	$—	$492

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by continuing operating activities	$—	318	$218	$194	$20	$750
Cash utilized in discontinued operating activities				(4)		(4)
Cash provided by (utilized in) investing activities		(2,416)	(566)	(2,047)	2,281	(2,748)
Cash provided by (utilized in) financing activities		2,098	328	1,794	(2,301)	1,919

Effect of exchange rate change on cash				(30)		(30)

Net change in cash	—	—	(20)	(93)	—	(113)
Cash at beginning of period			29	483		512

Cash at end of period	$—	$—	$9	$390	$—	$399

	Year ended December 31, 2014
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) continuing operating activities	$—	$(70)	$7	$910	$(1)	$846
Cash utilized in discontinued operating activities	—	(19)	—	(4)	—	(23)
Cash utilized in investing activities	—	(74)	(4)	(377)	—	(455)
Cash provided by (utilized in) financing activities	—	163	(1)	(381)	1	(218)

Effect of exchange rate change on cash	—	—	—	(21)	—	(21)

Net change in cash	—	—	2	127	—	129
Cash at beginning of period	—	—	27	356	—	383

Cash at end of period	$—	$—	$29	$483	$—	$512

Selected Quarterly Financial Data (unaudited)

The following tables present selected financial data by quarter for the years ended December 31, 2016 and 2015:

	2016
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,588	$1,760	$1,712	$1,642	$6,702
Gross profit	$319	$342	$336	$215	$1,212
Earnings (loss) from continuing operations attributable to the Company (a)	$68	$107	$111	$(70)	$216
Loss from discontinued operations attributable to the Company	(1)	(2)	(3)	(1)	(7)
Net earnings (loss) attributable to the Company	$67	$105	$108	$(71)	$209

(a)	Amounts management considers not representative of ongoing operations:

For the first quarter, included net charges totaling $10 million after-tax amount attributable to the Company.

For the fourth quarter, included net charges totaling $150 million after-tax amount attributable to the Company.

	2015
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,421	$1,543	$1,566	$1,626	$6,156
Gross profit	$268	$274	$276	$292	$1,110
Earnings from continuing operations attributable to the Company (c)	$71	$42	$18	$24	$155
Loss from discontinued operations attributable to the Company	—	(2)	(1)	(1)	(4)
Net earnings attributable to the Company	$71	$40	$17	$23	$151

(a)	Amounts management considers not representative of ongoing operations:

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

Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on the foregoing, management concluded that there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2017 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

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
For the years ended December 31, 2016, 2015, and 2014:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
(ii) Separate Financial Statements of Affiliates Whose Securities Are Pledged As Collateral	103
4.	See Exhibit Index beginning on page 97 hereof.

EXHIBIT INDEX

S-K Item 601 No.		Document
2.1	—

Stock Purchase Agreement, dated as of May 12, 2015, by and between Owens-Brockway Glass Container Inc. and Vitro, S.A.B. de C.V., Distribuidora Alcali, S.A. de C.V. and Vitro Packaging, LLC (filed as Exhibit 2.1 to the Owens-Illinois, Inc.’s  Form 8-K/A filed on May 13, 2015, File No. 1-9576, and incorporated herein by reference).

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

Indenture, dated as of November 3, 2016, by and among OI European Group B.V., the guarantors party thereto, Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as principal paying agent and transfer agent, and Deutsche Bank Luxembourg S.A., as Luxembourg transfer agent and registrar, including the form of Notes (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated November 3, 2016, File Nos. 1-9576 and 33-13061,  and incorporated herein by reference).

4.9	—

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

4.14	—

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

4.15	—

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

4.16	—

Fourth Amended and Restated Pledge Agreement, dated as of April 22, 2015, between Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc., and Deutsche Bank AG, New York Branch, as Collateral Agent (as defined therein) and any other parties thereto (filed as Exhibit 4.2 to Owens-Illinois Group, Inc.’s Form 8-K dated April 22, 2015, File No. 33-13061, and incorporated herein by reference).

4.17

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

10.10*	—	Owens-Illinois, Inc. Executive Deferred Savings Plan (filed herewith)
10.11*	—

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

10.22*	—

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

10.24*	—	Owens-Illinois, Inc. Executive Severance Policy (filed as Exhibit 10.4 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2015, File No. 1-9576, and incorporated herein by reference).
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

10.28*	—

Letter Agreement dated March 7, 2016, between Owens-Illinois, Inc. and James W. Baehren (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2016, File No. 1-9576, and incorporated herein by reference).

12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois Group, Inc. (filed herewith).
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	—

Financial statements from the Annual Report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owner’s Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SEPARATE FINANCIAL STATEMENTS OF AFFILIATES WHOSE SECURITIES ARE PLEDGED AS COLLATERAL.

1)

Financial statements of Owens‑Brockway Packaging, Inc. and subsidiaries including consolidated balance sheets as of December 31, 2016 and 2015, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2016, 2015 and 2014.

2)

Financial statements of Owens‑Brockway Glass Container Inc. and subsidiaries including consolidated balance sheets as of December 31, 2016 and 2015, and the related results of operations, comprehensive income, share owners’ equity, and cash flows for the years ended December 31, 2016, 2015 and 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens-Brockway Packaging, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Packaging, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Packaging, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

9

/s/ Ernst & Young LLP Toledo, Ohio February 10, 2017

Owens‑Brockway Packaging, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2016	2015	2014
Net sales	$6,702	$6,156	$6,784
Cost of goods sold	(5,387)	(5,060)	(5,523)
Gross profit	1,315	1,096	1,261
Selling and administrative expense	(411)	(389)	(412)
Research, development and engineering expense	(65)	(64)	(63)
Equity earnings	60	60	64
Interest expense, net	(253)	(232)	(210)
Other expense, net	(78)	(77)	(138)
Earnings from continuing operations before income taxes	568	394	502
Provision for income taxes	(123)	(101)	(93)
Earnings from continuing operations	445	293	409
Loss from discontinued operations	(7)	(4)	(4)
Net earnings	438	289	405
Net earnings attributable to noncontrolling interests	(21)	(23)	(28)
Net earnings attributable to the Company	$417	$266	$377
Amounts attributable to the Company:
Earnings from continuing operations	$424	$270	$381
Loss from discontinued operations	(7)	(4)	(4)
Net earnings	$417	$266	$377

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2016	2015	2014
Net earnings	$438	$289	$405
Other comprehensive income (loss):
Foreign currency translation adjustments	(224)	(529)	(305)
Pension and other postretirement benefit adjustments, net of tax	(38)	13	112
Change in fair value of derivative instruments, net of tax	13	(6)	1
Other comprehensive loss	(249)	(522)	(192)
Total comprehensive income (loss)	189	(233)	213
Comprehensive income attributable to noncontrolling interests	(17)	(7)	(7)
Comprehensive income (loss) attributable to the Company	$172	$(240)	$206

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$465	$394
Trade receivables, net of allowances of $32 million and $29 million at December 31, 2016 and 2015, respectively	580	562
Inventories	983	1,007
Prepaid expenses and other current assets	183	352
Total current assets	2,211	2,315
Other assets:
Equity investments	433	409
Pension assets	40	32
Other assets	538	527
Intangibles	464	597
Goodwill	2,462	2,489
Total other assets	3,937	4,054
Property, plant and equipment:
Land, at cost	237	248
Buildings and equipment, at cost:
Buildings and building equipment	1,048	1,080
Factory machinery and equipment	4,491	4,520
Transportation, office and miscellaneous equipment	66	68
Construction in progress	237	236
Net property, plant and equipment	6,079	6,152
Less accumulated depreciation	3,224	3,221
Net property, plant and equipment	2,855	2,931
Total assets	$9,003	$9,300

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2016	2015
Liabilities and Share Owner’s Equity
Current liabilities:
Accounts payable including amount to related parties of $7 million and $3 million at December 31, 2016 and 2015, respectively	$1,124	$1,200
Salaries and wages	156	139
U.S. and foreign income taxes	58	34
Other accrued liabilities	330	332
Short-term loans	162	160
Long-term debt due within one year	32	67
Total current liabilities	1,862	1,932
External long-term debt	4,876	5,087
Deferred taxes	144	200
Pension benefits	257	224
Nonpension postretirement benefits	78	66
Other liabilities	174	186
Share owner’s equity:
Investment by and advances from Parent	2,562	2,311
Accumulated other comprehensive loss	(1,059)	(814)
Total share owner’s equity of the Company	1,503	1,497
Noncontrolling interests	109	108
Total share owner’s equity	1,612	1,605
Total liabilities and share owner’s equity	$9,003	$9,300

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

		Accumulated
	Investment by and	Other	Non-	Total Share
	Advances from	Comprehensive	controlling	Owner’s
	Parent	Income (Loss)	Interests	Equity
Balance on January 1, 2014	$2,305	$(137)	$147	$2,315
Net intercompany transactions	(274)			(274)
Net earnings	377		28	405
Other comprehensive loss		(171)	(21)	(192)
Distributions to noncontrolling interests			(37)	(37)
Balance on December 31, 2014	2,408	(308)	117	2,217
Net intercompany transactions	(345)			(345)
Net earnings	266		23	289
Other comprehensive loss		(506)	(16)	(522)
Distributions to noncontrolling interests			(22)	(22)
Acquisitions of noncontrolling interests	(18)		6	(12)
Balance on December 31, 2015	2,311	(814)	108	1,605
Net intercompany transactions	(166)			(166)
Net earnings	417		21	438
Other comprehensive loss		(245)	(4)	(249)
Distributions to noncontrolling interests			(16)	(16)
Balance on December 31, 2016	$2,562	$(1,059)	$109	$1,612

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Dollars in millions
Years ended December 31,	2016	2015	2014
Operating activities:
Net earnings	$438	$289	$405
Loss from discontinued operations	7	4	4
Non-cash charges (credits):
Depreciation	371	319	331
Amortization of intangibles and other deferred items	96	77	75
Amortization of finance fees and debt discount	13	14	20
Deferred tax provision (benefit)	(8)	7	(18)
Restructuring, asset impairment and related charges	96	63	76
Non-income tax charge			69
Gain on China land sale	(71)
Impairment of equity investment	25
Cash paid for restructuring activities	(24)	(38)	(58)
Change in components of working capital	88	101	158
Other	(126)	41	(116)
Cash provided by continuing operating activities	905	877	946
Cash utilized in discontinued operating activities	(7)	(4)	(4)
Total cash provided by operating activities	898	873	942
Investing activities:
Additions to property, plant and equipment	(452)	(400)	(369)
Acquisitions, net of cash acquired	(56)	(2,351)	(113)
Net cash proceeds related to sale of assets and other	84	1	16
Net activity for non-controlling partner loans			9
Net foreign exchange derivative activity	8	4
Cash utilized in investing activities	(416)	(2,746)	(457)
Financing activities:
Additions to long-term debt	1,235	4,538	1,226
Repayments of long-term debt	(1,452)	(2,317)	(1,100)
Increase (decrease) in short-term loans	10	51	(139)
Net receipts from (distribution to) parent	(166)	(346)	(276)
Payment of finance fees	(9)	(90)	(11)
Distributions to noncontrolling interests	(16)	(22)	(37)
Cash provided by (utilized in) financing activities	(398)	1,814	(337)
Effect of exchange rate fluctuations on cash	(13)	(30)	(21)
Increase (decrease) in cash	71	(89)	127
Cash and cash equivalents at beginning of period	394	483	356
Cash and cash equivalents at end of period	$465	$394	$483

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Packaging, Inc.
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

Foreign Currency Translation  The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates.  Any related translation adjustments are recorded in accumulated other comprehensive income in share owner’s equity.

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

Owens‑Brockway Packaging, Inc.
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

Derivative Instruments   The Company uses forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from forward exchange contracts not designated as hedges are classified as an investing activity.  Cash flows of commodity forward contracts are classified as operating activities.

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

Owens‑Brockway Packaging, Inc.
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

New Accounting Standards

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, which will be effective for the Company on January 1, 2018. The Company has started an implementation process, including a review of customer contracts, to evaluate the effect this standard will have on its consolidated financial statements and related disclosures.  At this time, the Company does not expect that the implementation of this standard in 2018 will have a significant impact on the timing in which it recognizes revenue.  While the Company continues to assess the potential impacts of the new standard, the Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet. The Company plans to select the modified retrospective transition method upon adoption effective January 1, 2018.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 15, Operating Leases, as of December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $205 million.

Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for the Company on January 1, 2020. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Stock Compensation - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the Company on January 1, 2017. The Company does not expect a significant impact in its Consolidated Financial Statements.

Pension Asset Value - In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective for the Company on January 1, 2016. The guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient. See Note 9 for additional information.

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

Restricted Shares and Restricted Share Units

Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of the Company’s common stock for each unit as units vest.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of the Company’s common stock on the date of the grant.  The fair value of restricted shares and restricted share units is amortized over the vesting periods which range from one to four years.

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units may receive up to two shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors. If minimum goals are not met, no shares will be issued. Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

Owens‑Brockway Packaging, Inc.
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

Financial information regarding the Company’s reportable segments is as follows:

	2016	2015	2014
Net sales:
Europe	$2,300	$2,324	$2,794
North America	2,220	2,039	2,003
Latin America	1,432	1,064	1,159
Asia Pacific	684	671	793
Reportable segment totals	6,636	6,098	6,749
Other	66	58	35
Net sales	$6,702	$6,156	$6,784

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	2016	2015	2014
Segment operating profit:
Europe	$237	$209	$353
North America	299	265	240
Latin America	269	183	227
Asia Pacific	77	83	88
Reportable segment totals	882	740	908
Items excluded from segment operating profit:
Other income(expense)	(5)	2	(1)
Restructuring, asset impairment and other charges	(127)	(80)	(91)
Gain on China land sale	71
Strategic transaction costs		(4)
Acquisition-related fair value inventory adjustments		(22)
Acquisition-related fair value intangible adjustments		(10)
Non-income tax charge			(69)
Pension Settlement charges			(35)
Interest expense, net	(253)	(232)	(210)
Earnings from continuing operations before income taxes	$568	$394	$502

					Reportable
		North	Latin	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets:
2016	$2,793	$2,515	$2,536	$926	$8,770	$233	$9,003
2015	2,902	2,492	2,807	917	9,118	182	9,300
2014	3,215	1,963	1,300	1,018	7,496	181	7,677
Equity investments:
2016	$78	$21	$—	$117	$216	$217	$433
2015	78	22		145	245	164	409
2014	81	24		153	258	169	427
Equity earnings:
2016	$15	$12	$—	$4	$31	$29	$60
2015	16	19		7	42	18	60
2014	19	17		4	40	24	64
Capital expenditures:
2016	$163	$107	$123	$59	$452	$—	$452
2015	164	97	89	50	400		400
2014	188	89	55	34	366	3	369
Depreciation and amortization expense:
2016	$118	$139	$173	$37	$467	$—	$467
2015	120	128	107	40	395	1	396
2014	140	131	79	53	403	3	406

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2016	$722	$2,133	$2,855
2015	704	$2,227	$2,931
2014	678	1,734	2,412

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2016	$2,124	$4,578	$6,702
2015	1,939	4,217	6,156
2014	1,852	4,932	6,784

Intercompany sales in Latin America totaled $195 million, $101 million and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2015 — 10%, 2014 — 11%).

3. Inventories

Major classes of inventory are as follows:

	2016	2015
Finished goods	$827	$858
Raw materials	118	113
Operating supplies	38	36
	$983	$1,007

4. Equity Investments

At December 31, 2016 the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Summarized information pertaining to the Company’s equity affiliates follows:

	2016	2015	2014
Equity in earnings:
Non-U.S.	$28	$23	$23
U.S.	32	37	41
Total	$60	$60	$64
Dividends received	$38	$53	$54

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2016	2015
At end of year:
Current assets	$451	$430
Non-current assets	1,025	959
Total assets	1,476	1,389
Current liabilities	200	203
Other liabilities and deferred items	368	211
Total liabilities and deferred items	568	414
Net assets	$908	$975

	2016	2015	2014
For the year:
Net sales	$755	$719	$752
Gross profit	$182	$193	$198
Net earnings	$134	$139	$150

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2016, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X.  As such, separate financial statements for the Company’s equity investments are not required to be filed.

The Company made purchases of approximately $176 million and $161 million from equity affiliates in 2016 and 2015, respectively, and owed approximately $76 million and $66 million to equity affiliates as of December 31, 2016 and 2015, respectively.

There is a difference of approximately $12 million as of December 31, 2016, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2014	$1,044	$734	$276	$5	$2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	926	723	239	5	1,893
Acquisition related adjustments		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	840	1,020	624	5	2,489
Acquisition related adjustments		15	26		41
Translation effects	(32)	3	(39)		(68)
Balance as of December 31, 2016	$808	$1,038	$611	$5	$2,462

The acquisition related adjustments in 2016 and 2015 primarily relate to the Vitro Acquisition (see Note 17).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2016, 2015 and 2014.

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

During the fourth quarter of 2016, the Company completed its annual impairment testing and determined that no impairment existed.

Intangible assets

On September 1, 2015, the Company acquired customer list intangibles as part of the Vitro Acquisition (see Note 17).

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $464 million and $597 million for the years ended December 31, 2016 and 2015, respectively. Amortization expense for intangible assets was $39 million, $21 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization related to intangible assets through 2021 is as follows: 2017, $44 million; 2018, $44 million; 2019, $42 million; 2020, $41 million; and 2021, $39 million. No impairment existed on these assets at December 31, 2016.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

6. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Prepaid expenses	$38	$42
Value added taxes	46	195
Other	99	115
	$183	$352

Other assets (noncurrent) consist of the following at December 31, 2016 and 2015:

Other assets (noncurrent) consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets	$189	$177
Deferred returnable packaging costs	115	110
Repair part inventories	107	118
Value added taxes	22	17
Capitalized software	31	28
Deferred finance fees	5	6
Other	69	71
	$538	$527

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $6 million, $9 million and $8 million for 2016, 2015 and 2014, respectively. Estimated amortization related to capitalized software through 2021 is as follows: 2017, $6 million; 2018, $6 million; 2019, $5 million; 2020, $5 million; and 2021, $4 million.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2016 and 2015, the Company had entered into commodity forward contracts covering approximately 12,300,000 MM BTUs and 7,300,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2016 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $6 million at December 31, 2016 and an unrecognized loss of $4 million at December 31, 2015 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2016 and 2015 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

			Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2016	2015	2014	2016	2015	2014
$7	$(4)	$3	$—	$(1)	$2

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

At December 31, 2016 and 2015, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $490 million and $790 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015	2014
Other expense, net	$6	$10	$(8)

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

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2016 and 2015:

	Fair Value
	Balance Sheet
	Location	2016	2015
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$6	$—
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	$9	$14
Total asset derivatives		$15	$14
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$3
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	5	2
Total liability derivatives		$5	$5

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

European Asset Optimization

In 2011, the Company initiated the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involved making additional investments in certain facilities and addressing assets

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

with higher cost structures.  As part of this program, the Company recorded charges of $0, $0, and $1 million for the years ended 2016, 2015 and 2014, respectively for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company recorded total cumulative charges of $127 million and does not expect to execute any further actions under this program.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $4 million, $5 million and $73 million for the years ended 2016, 2015 and 2014, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities. The Company recorded total cumulative charges of $224 million and does not expect to execute any further actions under this program.

Other Restructuring Actions

In 2016, the Company recorded charges of $92 million for other restructuring actions.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $64 million for a plant closures in Latin America, Europe and North America and $28 million related to other restructuring actions. The Company took certain other restructuring actions and recorded charges in 2015 of $58 million. These charges primarily related to employee costs, write-down of assets and other exit costs totaling $14 million for a plant closure and furnace closure in Latin America, $38 million for a plant closure in North America and $6 million for other restructuring actions. In 2014, the Company took certain other restructuring actions and recorded charges of $2 million for employee costs related to global headcount reduction initiatives.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2015 through December 31, 2015:

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

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2016 through December 31, 2016:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	4	92	96
Write-down of assets to net realizable value		(28)	(28)
Net cash paid, principally severance and related benefits	(3)	(21)	(24)
Other, including foreign exchange translation	(1)	(3)	(4)
Balance at December 31, 2016	$7	$76	$83

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2016, the Company’s estimates include approximately $65 million for employee benefits costs, $16 million for environmental remediation costs, and $2 million for other exit costs.

9. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for a substantial number of employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $23 million in 2016, $24 million in 2015 and $19 million in 2014.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $32 million in 2016, $27 million in 2015 and $17 million in 2014.

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

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The changes in the non‑U.S. pension benefit obligations for the year are as follows:

	2016	2015
Obligations at beginning of year	$1,210	$1,311
Change in benefit obligations:
Service cost	16	15
Interest cost	44	44
Actuarial (gain) loss, including the effect of change in discount rates	160	(9)
Acquisitions		37
Participant contributions	2	1
Benefit payments	(71)	(58)
Other	3
Foreign currency translation	(129)	(131)
Net change in benefit obligations	25	(101)
Obligations at end of year	$1,235	$1,210

The changes in the fair value of the non‑U.S. pension plans’ assets for the year are as follows:

	2016	2015
Fair value at beginning of year	$1,012	$1,094
Change in fair value:
Actual gain (loss) on plan assets	139	42
Benefit payments	(71)	(58)
Employer contributions	38	15
Participant contributions	2	1
Acquisitions		22
Foreign currency translation	(111)	(104)
Other	2
Net change in fair value of assets	(1)	(82)
Fair value at end of year	$1,011	$1,012

The funded status of the non‑U.S. pension plans at year end are as follows:

	2016	2015
Plan assets at fair value	$1,011	$1,012
Projected benefit obligations	1,235	1,210
Plan assets less than projected benefit obligations	(224)	(198)
Items not yet recognized in pension expense:
Actuarial loss	352	320
Prior service cost (credit)	(1)	(1)
	351	319
Net amount recognized	$127	$121

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	2016	2015
Pension assets	$40	$32
Current pension liability, included with other accrued liabilities	(7)	(6)
Pension benefits	(257)	(224)
Accumulated other comprehensive loss	351	319
Net amount recognized	$127	$121

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	2016	2015
Current year actuarial (gain) loss	$87	$15
Amortization of actuarial loss	(12)	(15)
Settlement
	75	—
Translation	(43)	(31)
	$32	$(31)

The components of the non‑U.S. pension plans’ net pension expense for the year are as follows:

	2016	2015	2014
Service cost	$16	$15	$23
Interest cost	44	44	69
Expected asset return	(65)	(67)	(86)
Amortization:
Actuarial loss	13	15	18
Prior service credit			—
Net amortization	13	15	18
Net expense	$8	$7	$24

On October 1, 2014, the Company settled the liability associated with its pension plan in the Netherlands, resulting in a settlement charge of approximately $35 million. Non-U.S. pension expense excludes $3 million of pension settlement costs that were recorded in restructuring expense in 2014. The table above excludes these charges.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2017:

Amortization:
Actuarial loss	$16
Prior service cost
Net amortization	$16

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value		Fair Value of
	of Plan Assets		Plan Assets
	2016	2015	2016	2015
Projected benefit obligations	$897	$876	$897	$876
Accumulated benefit obligation	867	850	867	850
Fair value of plan assets	632	645	632	645

The weighted average assumptions used to determine benefit obligations are as follows:

	2016	2015
Discount rate	2.94%	3.68%
Rate of compensation increase	2.90%	2.84%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	2016	2015	2014
Discount rate	3.68%	3.65%	4.14%
Rate of compensation increase	2.84%	2.89%	3.31%
Expected long-term rate of return on assets	7.15%	7.21%	7.23%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2016, the Company’s weighted average expected long‑term rate of return on assets was 7.15% for the non‑U.S. plans. In developing this assumption, the Company considered its historical 10‑year average return (through December 31, 2016) and evaluated input from its third party pension plan asset consultants, including their review of asset class return expectations

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets of the group trust and the Company’s non‑U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

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

In accordance with the Company’s adoption of ASU No. 2015-07 in 2016, certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy. The fair value measurements tables presented below have been amended to conform to the current year presentation under ASU No. 2015-07. See Note 1 for more information.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

In 2016, the non-U.S. plan assets consisted of approximately 41% equity securities, 42% debt securities, and 17% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2016 and 2015:

	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24	$—	$—	$24	$30	$—	$—	$30
Equity securities				—				—
Debt securities	37	2		39	16			16
Real estate			4	4			5	5
Other		37	6	43		24	6	30
Total	$61	$39	$10		$46	$24	$11
Investments measured at net asset value				$901				$931
Total non-U.S. assets at fair value				$1,011				$1,012

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2016	2015
Beginning balance	$11	$5
Net increase (decrease)	(1)	6
Ending balance	$10	$11

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2016.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non‑U.S. defined benefit pension plans of approximately $24 million in 2017.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2017	$53
2018	51
2019	54
2020	57
2021	60
2022 - 2026	343

Postretirement Benefits Other Than Pensions

OI Inc. provides retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees. Benefits provided by the Company for hourly retirees are determined by collective bargaining. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. OI Inc. uses a December 31 measurement date to measure its postretirement benefit obligations.

The Company’s net periodic postretirement benefit income, as allocated by OI Inc., for domestic employees was $2 million, $2 million, and $1 million at December 31, 2016, 2015 and 2014, respectively.

The Company also has postretirement benefit plans covering substantially all employees in Canada. The following tables relate to the Company’s postretirement benefit plans in Canada.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The changes in the postretirement benefit obligations for the year are as follows:

	2016	2015
Obligations at beginning of year	$68	$81
Change in benefit obligations:
Service cost	1	1
Interest cost	3	3
Actuarial (gain) loss, including the effect of changing discount rates	9	(1)
Benefit payments	(2)	(3)
Foreign currency translation	2	(13)
Net change in benefit obligations	13	(13)
Obligations at end of year	$81	$68

The funded status of the postretirement benefit plans at year end is as follows:

	2016	2015
Postretirement benefit obligations	$(81)	$(68)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(6)	3
Net amount recognized	$(87)	$(65)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	2016	2015
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3)	$(2)
Nonpension postretirement benefits	(78)	(66)
Accumulated other comprehensive income (loss)	(6)	3
Net amount recognized	$(87)	$(65)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	2016	2015
Current year actuarial (gain) loss	$9	$—

The components of the net postretirement benefit cost for the year are as follows:

	2016	2015	2014
Service cost	$1	$1	$1
Interest cost	3	3	4
Net postretirement benefit cost	$4	$4	$5

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	2016	2015	2014
Accumulated postretirement benefit obligation	3.55%	3.80%	3.75%
Net postretirement benefit cost	3.80%	3.75%	4.47%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	2016	2015
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	13	(10)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2017	3
2018	3
2019	3
2020	3
2021	3
2022 - 2026	18

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2016	2015	2014
U.S.	$185	$125	$231
Non-U.S.	383	269	271
	$568	$394	$502

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Discontinued operations	2016	2015	2014
U.S.	$-	$—	$—
Non-U.S.	(7)	(4)	(4)
	$(7)	$(4)	$(4)

The provision (benefit) for income taxes consists of the following:

	2016	2015	2014
Current:
U.S.	$8	$9	$8
Non-U.S.	123	85	103
	131	94	111
Deferred:
U.S.	(1)	5	—
Non-U.S.	(7)	2	(18)
	(8)	7	(18)
Total:
U.S.	7	14	8
Non-U.S.	116	87	85
Total	$123	$101	$93

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2016	2015	2014
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$199	$138	$177
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates under U.S. rates	(22)	(12)	(22)
Changes in valuation allowance	8	21	(24)
Withholding tax, net	20	18	18
Non-deductible acquisition costs
U.S. tax on intercompany dividends and interest	3	16	1
U.S. tax consolidation benefit	(74)	(70)	(47)
Tax exempt income	(2)	(3)	(5)
Tax law changes	(3)	(3)
Tax credit	(17)	(14)	(3)
Change in tax reserves	8	5	(13)
Mexico inflationary adjustments	6	3
Other items	(3)	2	11
Provision for income taxes	$123	$101	93

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued postretirement benefits	$21	$18
Foreign tax credit	414	389
Operating and capital loss carryovers	280	296
Other credit carryovers	14	13
Accrued liabilities	75	68
Pension liability	30	27
Other	51	38
Total deferred tax assets	885	849
Deferred tax liabilities:
Property, plant and equipment	112	112
Intangibles and deferred software	119	131
Other	9	26
Total deferred tax liabilities	240	269
Valuation allowance	(600)	(603)
Net deferred taxes	$45	$(23)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	2016	2015
Other assets	$189	$177
Deferred taxes	(144)	(200)
Net deferred taxes	$45	$(23)

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

At December 31, 2016, before valuation allowance, the Company had unused foreign tax credits of $414 million expiring in 2017 through 2026, and research tax credit of $14 million expiring from 2019 to 2036, which will be available to offset future income tax. Approximately $151 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $129 million expiring between 2017 and 2036.

At December 31, 2016, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.2 billion. The Company intends to reinvest these earnings indefinitely in the non‑U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed. Deferred taxes are provided for earnings of non‑U.S. jurisdictions when the Company plans to remit those earnings.

Owens‑Brockway Packaging, Inc.
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

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at January 1	$74	$77	$100
Additions and reductions for tax positions of prior years		1	(13)
Additions based on tax positions related to the current year	15	10	10
Reductions due to the lapse of the applicable statute of limitations	(3)	(5)	(8)
Reductions due to settlements	(12)	(1)	(1)
Foreign currency translation		(8)	(11)
Balance at December 31	$74	$74	$77
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$66	$67	$70
Accrued interest and penalties at December 31	$23	$25	$29
Interest and penalties included in tax expense for the years ended December 31	$(2)	$(1)	$(2)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $11 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, Ecuador, France, Germany, Indonesia, and Italy. The years under examination range from 2006 through 2014. The Company has received tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows. During 2016, the Company concluded income tax audits in several jurisdictions, including the Czech Republic, Germany, Italy, and Hungary.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

11. External Debt

The following table summarizes the external long‑term debt of the Company at December 31, 2016 and 2015:

	2016	2015
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,395	1,546
Term Loan A (€279 million at December 31, 2016)	282	301
Term Loan B		563
Senior Notes:
6.75%, due 2020 (€500 million)	523	542
4.875%, due 2021 (€330 million)	345	357
5.00%, due 2022	495	494
5.875%, due 2023	682	680
3.125%, due 2024 (€500 million)	520
5.375%, due 2025	297	296
6.375%, due 2025	294	293
Capital leases	55	52
Other	20	30
Total long-term debt	4,908	5,154
Less amounts due within one year	32	67
Long-term debt	$4,876	$5,087

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”). In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 17), the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Amended Agreement and (ii) a $575 million term loan B facility, which was subsequently repaid in full in November 2016 as described below.

At December 31, 2016, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,395 million net of debt issuance costs), and a €279 million term loan A facility ($282 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At December 31, 2016, the Company had unused credit of $884 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2016 was 2.39%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the four fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Borrowings under the Amended Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Amended Agreement are guaranteed by certain domestic subsidiaries of the Company.

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

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting the debt discount and debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement.

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

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

Information related to the Company’s accounts receivable securitization program as of December 31, 2016 and 2015 is as follows:

	2016	2015
Balance (included in short-term loans)	$152	$158
Weighted average interest rate	0.74%	1.21%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2021 are as follows:  2017, $33 million; 2018, $287 million; 2019, $101 million; 2020, $2,074 million; and 2021, $354 million.

Fair values at December 31, 2016, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$526	$120.63	$635
4.875%, due 2021 (€330 million)	347	114.00	396
5.00%, due 2022	500	103.49	517
5.875%, due 2023	700	105.37	738
3.125%, due 2024 (€500 million)	526	100.01	526
5.375%, due 2025	300	101.17	304
6.375%, due 2025	300	106.28	319

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

The Company’s joint venture in China had been involved in litigation with its partner regarding whether the joint venture should be dissolved. Following an ownership change in 2016 with respect to the joint venture partner, this litigation has been withdrawn.

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

Owens‑Brockway Packaging, Inc.
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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total
		Change in				Accumulated
	Net Effect of	Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2015	$(55)	$2		$(255)		$(308)
Change before reclassifications	(513)	(4)		27		(490)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	15	(b)	14
Translation effect				(31)		(31)
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(513)	(6)		13		(506)
Balance on December 31, 2015	(568)	$(4)		$(242)		$(814)
Change before reclassifications	(220)	7		(96)		(309)
Amounts reclassified from accumulated other comprehensive income		6	(a)	18	(b)	24
Translation effect				25		25
Tax effect				15		15
Other comprehensive income (loss) attributable to the Company	(220)	13		(38)		(245)
Balance on December 31, 2016	$(788)	9		(280)		(1,059)

(a)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

14. Other Expense, net

Other expense, net for the years ended December 31, 2016, 2015 and 2014 included the following:

	2016	2015	2014
Restructuring, asset impairment and other charges	$102	$75	$68
Intangible amortization expense	39	21	1
Impairment of equity investment	25
Gain on China land compensation	(71)
Royalty income	(13)	(12)	(12)
Strategic transaction costs		4
Acquisition-related fair value intangible adjustments		10
Non-income tax charge			69
Foreign currency exchange loss (gain)	6	(10)	(2)
Other expense (income)	(10)	(11)	15
	$78	$77	$138

In 2016, the Company evaluated the future estimated earnings and cash flow of an equity investment and determined that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of $25 million to reduce its carrying value down to its estimated fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

In 2014, the Company recorded a charge of $69 million resulting from a non-income tax assessment from a foreign tax authority.

15. Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $76 million in 2016, $68 million in 2015 and $53 million in 2014. Minimum future rentals under operating leases are as follows: 2017, $61 million; 2018, $42 million; 2019, $28 million; 2020, $18 million; 2021, $12 million; and 2022 and thereafter, $18 million.

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

16. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2016	2015	2014
Decrease (increase) in current assets:
Receivables	$(25)	$(20)	$83
Inventories	13	(13)	(27)
Prepaid expenses and other	148	(8)	29
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(91)	139	48
Salaries and wages	20	16	12
U.S. and foreign income taxes	23	(13)	13
	$88	$101	$158

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2016 and 2015, the amount of receivables sold by the Company was $318 million and $317 million, respectively. Any continuing involvement with the sold receivables is immaterial.

	2016	2015	2014
Interest paid in cash	$241	$207	$179
Income taxes paid in cash (all non-U.S)	99	101	101

Cash interest for the years ended December 31, 2016, 2015 and 2014 includes $9 million, $32 million and $9 million of note repurchase premiums, respectively.

17.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $608 million of incremental net sales and $122 million of incremental segment operating profit in the year ended December 31, 2016.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

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

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

	September 1, 2015	Measurement Period Adjustments	September 30, 2016
Cash	$17	$—	$17
Other current assets	344	(10)	334
Goodwill	1,073	(236)	837
Customer list intangibles	406	202	608
Net property, plant and equipment	597	48	645
Total assets	2,437	4	2,441

Current liabilities	93	(7)	86
Long-term debt	11		11
Long-term liabilities	36	11	47
Net assets acquired	$2,297	$—	$2,297

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

The balance sheet adjustments identified above did not result in any significant adjustments to the periods’ income statements.

18.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 17 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$270	$79	$(46)	$303

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

19. Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela. That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending, although the annulment proceedings were suspended in October 2016 because Venezuela has not paid its fees owed to ICSID.  If the proceeding is stayed for non-payment for a consecutive period in excess of six months, ICSID’s Secretary General could move that the committee discontinue the annulment proceeding altogether.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

The loss from discontinued operations of $7 million, $4 million and $4 million, for the years ended December 31, 2016, 2015 and 2014, respectively, relates to ongoing costs for the Venezuelan expropriation.

20. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $266 at December 31, 2016.

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

Owens‑Brockway Packaging, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions, except per share amounts

The following information summarizes the Company’s significant related party transactions:

	Year ended
	December 31,
	2016	2015	2014
Revenues:
Sales to affiliated companies	$—	$—	$—
Expenses:
Administrative services	$2	$2	$2
Corporate management fee	75	74	75
Total expenses	$77	$76	$77

The above expenses are recorded in the results of operations as follows:

	Year ended
	December 31,
	2016	2015	2014
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	77	76	77
Total expenses	$77	$76	$77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of

Owens‑Brockway Glass Container, Inc.

We have audited the accompanying consolidated balance sheets of Owens-Brockway Glass Container, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens-Brockway Glass Container, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Toledo, Ohio February 10, 2017

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2016	2015	2014
Net sales	$6,702	$6,156	$6,784
Cost of goods sold	(5,387)	(5,060)	(5,523)
Gross profit	1,315	1,096	1,261
Selling and administrative expense	(411)	(389)	(412)
Research, development and engineering expense	(65)	(64)	(63)
Equity earnings	60	60	64
Interest expense, net	(253)	(232)	(210)
Other expense, net	(78)	(77)	(138)
Earnings from continuing operations before income taxes	568	394	502
Provision for income taxes	(123)	(101)	(93)
Earnings from continuing operations	445	293	409
Loss from discontinued operations	(7)	(4)	(4)
Net earnings	438	289	405
Net earnings attributable to noncontrolling interests	(21)	(23)	(28)
Net earnings attributable to the Company	$417	$266	$377
Amounts attributable to the Company:
Earnings from continuing operations	$424	$270	$381
Loss from discontinued operations	(7)	(4)	(4)
Net earnings	$417	$266	$377

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2016	2015	2014
Net earnings	$438	$289	$405
Other comprehensive income (loss):
Foreign currency translation adjustments	(224)	(529)	(305)
Pension and other postretirement benefit adjustments, net of tax	(38)	13	112
Change in fair value of derivative instruments, net of tax	13	(6)	1
Other comprehensive loss	(249)	(522)	(192)
Total comprehensive income (loss)	189	(233)	213
Comprehensive income attributable to noncontrolling interests	(17)	(7)	(7)
Comprehensive income (loss) attributable to the Company	$172	$(240)	$206

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$465	$394
Trade receivables, net of allowances of $32 million and $29 million at December 31, 2016 and 2015, respectively	580	562
Inventories	983	1,007
Prepaid expenses and other current assets	183	352
Total current assets	2,211	2,315
Other assets:
Equity investments	433	409
Pension assets	40	32
Other assets	538	527
Intangibles	464	597
Goodwill	2,462	2,489
Total other assets	3,937	4,054
Property, plant and equipment:
Land, at cost	237	248
Buildings and equipment, at cost:
Buildings and building equipment	1,048	1,080
Factory machinery and equipment	4,491	4,520
Transportation, office and miscellaneous equipment	66	68
Construction in progress	237	236
Net property, plant and equipment	6,079	6,152
Less accumulated depreciation	3,224	3,221
Net property, plant and equipment	2,855	2,931
Total assets	$9,003	$9,300

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions

December 31,	2016	2015
Liabilities and Share Owner’s Equity
Current liabilities:
Accounts payable including amount to related parties of $7 million and $3 million at December 31, 2016 and 2015, respectively	$1,124	$1,200
Salaries and wages	156	139
U.S. and foreign income taxes	58	34
Other accrued liabilities	330	332
Short-term loans	162	160
Long-term debt due within one year	32	67
Total current liabilities	1,862	1,932
External long-term debt	4,876	5,087
Deferred taxes	144	200
Pension benefits	257	224
Nonpension postretirement benefits	78	66
Other liabilities	174	186
Share owner’s equity:
Investment by and advances from Parent	2,562	2,311
Accumulated other comprehensive loss	(1,059)	(814)
Total share owner’s equity of the Company	1,503	1,497
Noncontrolling interests	109	108
Total share owner’s equity	1,612	1,605
Total liabilities and share owner’s equity	$9,003	$9,300

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

		Accumulated
	Investment by and	Other	Non-	Total Share
	Advances from	Comprehensive	controlling	Owner’s
	Parent	Income (Loss)	Interests	Equity
Balance on January 1, 2014	$2,305	$(137)	$147	$2,315
Net intercompany transactions	(274)			(274)
Net earnings	377		28	405
Other comprehensive loss		(171)	(21)	(192)
Distributions to noncontrolling interests			(37)	(37)
Balance on December 31, 2014	2,408	(308)	117	2,217
Net intercompany transactions	(345)			(345)
Net earnings	266		23	289
Other comprehensive loss		(506)	(16)	(522)
Distributions to noncontrolling interests			(22)	(22)
Acquisitions of noncontrolling interests	(18)		6	(12)
Balance on December 31, 2015	2,311	(814)	108	1,605
Net intercompany transactions	(166)			(166)
Net earnings	417		21	438
Other comprehensive loss		(245)	(4)	(249)
Distributions to noncontrolling interests			(16)	(16)
Balance on December 31, 2016	$2,562	$(1,059)	$109	$1,612

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Dollars in millions
Years ended December 31,	2016	2015	2014
Operating activities:
Net earnings	$438	$289	$405
Loss from discontinued operations	7	4	4
Non-cash charges (credits):
Depreciation	371	319	331
Amortization of intangibles and other deferred items	96	77	75
Amortization of finance fees and debt discount	13	14	20
Deferred tax provision (benefit)	(8)	7	(18)
Restructuring, asset impairment and related charges	96	63	76
Non-income tax charge			69
Gain on China land sale	(71)
Impairment of equity investment	25
Cash paid for restructuring activities	(24)	(38)	(58)
Change in components of working capital	88	101	158
Other	(126)	41	(116)
Cash provided by continuing operating activities	905	877	946
Cash utilized in discontinued operating activities	(7)	(4)	(4)
Total cash provided by operating activities	898	873	942
Investing activities:
Additions to property, plant and equipment	(452)	(400)	(369)
Acquisitions, net of cash acquired	(56)	(2,351)	(113)
Net cash proceeds related to sale of assets and other	84	1	16
Net activity for non-controlling partner loans			9
Net foreign exchange derivative activity	8	4
Cash utilized in investing activities	(416)	(2,746)	(457)
Financing activities:
Additions to long-term debt	1,235	4,538	1,226
Repayments of long-term debt	(1,452)	(2,317)	(1,100)
Increase (decrease) in short-term loans	10	51	(139)
Net receipts from (distribution to) parent	(166)	(346)	(276)
Payment of finance fees	(9)	(90)	(11)
Distributions to noncontrolling interests	(16)	(22)	(37)
Cash provided by (utilized in) financing activities	(398)	1,814	(337)
Effect of exchange rate fluctuations on cash	(13)	(30)	(21)
Increase (decrease) in cash	71	(89)	127
Cash and cash equivalents at beginning of period	394	483	356
Cash and cash equivalents at end of period	$465	$394	$483

See accompanying Notes to the Consolidated Financial Statements.

Owens‑Brockway Glass Container, Inc.
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

Foreign Currency Translation  The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates.  Any related translation adjustments are recorded in accumulated other comprehensive income in share owner’s equity.

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

Owens‑Brockway Glass Container, Inc.
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

Derivative Instruments   The Company uses forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from forward exchange contracts not designated as hedges are classified as an investing activity.  Cash flows of commodity forward contracts are classified as operating activities.

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

Owens‑Brockway Glass Container, Inc.
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

New Accounting Standards

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, which will be effective for the Company on January 1, 2018. The Company has started an implementation process, including a review of customer contracts, to evaluate the effect this standard will have on its consolidated financial statements and related disclosures.  At this time, the Company does not expect that the implementation of this standard in 2018 will have a significant impact on the timing in which it recognizes revenue.  While the Company continues to assess the potential impacts of the new standard, the Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet. The Company plans to select the modified retrospective transition method upon adoption effective January 1, 2018.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 15, Operating Leases, as of December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $205 million.

Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for the Company on January 1, 2020. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Stock Compensation - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the Company on January 1, 2017. The Company does not expect a significant impact in its Consolidated Financial Statements.

Pension Asset Value - In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective for the Company on January 1, 2016. The guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient. See Note 9 for additional information.

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

Restricted Shares and Restricted Share Units

Shares granted after March 21, 2005 and prior to 2011, vest 25% per year beginning on the first anniversary and unvested shares are forfeited upon termination of employment.  Restricted share units granted to employees after 2010 vest 25% per year beginning on the first anniversary.  Holders of vested restricted share units receive one share of the Company’s common stock for each unit as units vest.  Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Restricted share units granted to directors vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of the Company’s common stock on the date of the grant.  The fair value of restricted shares and restricted share units is amortized over the vesting periods which range from one to four years.

Performance Vested Restricted Share Units

Performance vested restricted share units vest on January 1 of the third year following the year in which they are granted. Holders of vested units may receive up to two shares of OI Inc.’s common stock for each unit, depending upon the attainment of consolidated performance goals established by the Compensation Committee of OI Inc.’s Board of Directors. If minimum goals are not met, no shares will be issued. Granted but unvested restricted share units are forfeited upon termination of employment, unless certain retirement criteria are met.

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

Owens‑Brockway Glass Container, Inc.
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

Financial information regarding the Company’s reportable segments is as follows:

	2016	2015	2014
Net sales:
Europe	$2,300	$2,324	$2,794
North America	2,220	2,039	2,003
Latin America	1,432	1,064	1,159
Asia Pacific	684	671	793
Reportable segment totals	6,636	6,098	6,749
Other	66	58	35
Net sales	$6,702	$6,156	$6,784

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	2016	2015	2014
Segment operating profit:
Europe	$237	$209	$353
North America	299	265	240
Latin America	269	183	227
Asia Pacific	77	83	88
Reportable segment totals	882	740	908
Items excluded from segment operating profit:
Other income(expense)	(5)	2	(1)
Restructuring, asset impairment and other charges	(127)	(80)	(91)
Gain on China land sale	71
Strategic transaction costs		(4)
Acquisition-related fair value inventory adjustments		(22)
Acquisition-related fair value intangible adjustments		(10)
Non-income tax charge			(69)
Pension Settlement charges			(35)
Interest expense, net	(253)	(232)	(210)
Earnings from continuing operations before income taxes	$568	$394	$502

					Reportable
		North	Latin	Asia	Segment		Consolidated
	Europe	America	America	Pacific	Totals	Other	Totals
Total assets:
2016	$2,793	$2,515	$2,536	$926	$8,770	$233	$9,003
2015	2,902	2,492	2,807	917	9,118	182	9,300
2014	3,215	1,963	1,300	1,018	7,496	181	7,677
Equity investments:
2016	$78	$21	$—	$117	$216	$217	$433
2015	78	22		145	245	164	409
2014	81	24		153	258	169	427
Equity earnings:
2016	$15	$12	$—	$4	$31	$29	$60
2015	16	19		7	42	18	60
2014	19	17		4	40	24	64
Capital expenditures:
2016	$163	$107	$123	$59	$452	$—	$452
2015	164	97	89	50	400		400
2014	188	89	55	34	366	3	369
Depreciation and amortization expense:
2016	$118	$139	$173	$37	$467	$—	$467
2015	120	128	107	40	395	1	396
2014	140	131	79	53	403	3	406

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2016	$722	$2,133	$2,855
2015	704	$2,227	$2,931
2014	678	1,734	2,412

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2016	$2,124	$4,578	$6,702
2015	1,939	4,217	6,156
2014	1,852	4,932	6,784

Intercompany sales in Latin America totaled $195 million, $101 million and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

Operations outside the U.S. that accounted for more than 10% of consolidated net sales from continuing operations were in France (2015 — 10%, 2014 — 11%).

3. Inventories

Major classes of inventory are as follows:

	2016	2015
Finished goods	$827	$858
Raw materials	118	113
Operating supplies	38	36
	$983	$1,007

4. Equity Investments

At December 31, 2016 the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Summarized information pertaining to the Company’s equity affiliates follows:

	2016	2015	2014
Equity in earnings:
Non-U.S.	$28	$23	$23
U.S.	32	37	41
Total	$60	$60	$64
Dividends received	$38	$53	$54

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2016	2015
At end of year:
Current assets	$451	$430
Non-current assets	1,025	959
Total assets	1,476	1,389
Current liabilities	200	203
Other liabilities and deferred items	368	211
Total liabilities and deferred items	568	414
Net assets	$908	$975

	2016	2015	2014
For the year:
Net sales	$755	$719	$752
Gross profit	$182	$193	$198
Net earnings	$134	$139	$150

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2016, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X.  As such, separate financial statements for the Company’s equity investments are not required to be filed.

The Company made purchases of approximately $176 million and $161 million from equity affiliates in 2016 and 2015, respectively, and owed approximately $76 million and $66 million to equity affiliates as of December 31, 2016 and 2015, respectively.

There is a difference of approximately $12 million as of December 31, 2016, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2014	$1,044	$734	$276	$5	$2,059
Translation effects	(118)	(11)	(37)		(166)
Balance as of December 31, 2014	926	723	239	5	1,893
Acquisition related adjustments		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	840	1,020	624	5	2,489
Acquisition related adjustments		15	26		41
Translation effects	(32)	3	(39)		(68)
Balance as of December 31, 2016	$808	$1,038	$611	$5	$2,462

The acquisition related adjustments in 2016 and 2015 primarily relate to the Vitro Acquisition (see Note 17).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2016, 2015 and 2014.

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

During the fourth quarter of 2016, the Company completed its annual impairment testing and determined that no impairment existed.

Intangible assets

On September 1, 2015, the Company acquired customer list intangibles as part of the Vitro Acquisition (see Note 17).

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $464 million and $597 million for the years ended December 31, 2016 and 2015, respectively. Amortization expense for intangible assets was $39 million, $21 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization related to intangible assets through 2021 is as follows: 2017, $44 million; 2018, $44 million; 2019, $42 million; 2020, $41 million; and 2021, $39 million. No impairment existed on these assets at December 31, 2016.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

6. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Prepaid expenses	$38	$42
Value added taxes	46	195
Other	99	115
	$183	$352

Other assets (noncurrent) consist of the following at December 31, 2016 and 2015:

Other assets (noncurrent) consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets	$189	$177
Deferred returnable packaging costs	115	110
Repair part inventories	107	118
Value added taxes	22	17
Capitalized software	31	28
Deferred finance fees	5	6
Other	69	71
	$538	$527

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $6 million, $9 million and $8 million for 2016, 2015 and 2014, respectively. Estimated amortization related to capitalized software through 2021 is as follows: 2017, $6 million; 2018, $6 million; 2019, $5 million; 2020, $5 million; and 2021, $4 million.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  At December 31, 2016 and 2015, the Company had entered into commodity forward contracts covering approximately 12,300,000 MM BTUs and 7,300,000 MM BTUs, respectively, primarily related to customer requests to lock the price of natural gas.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2016 and recognizes them on the balance sheet at fair value. The effective portion of changes in the fair value of a

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. An unrecognized gain of $6 million at December 31, 2016 and an unrecognized loss of $4 million at December 31, 2015 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings over the next twelve to twenty-four months.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2016 and 2015 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

			Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2016	2015	2014	2016	2015	2014
$7	$(4)	$3	$—	$(1)	$2

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

At December 31, 2016 and 2015, the Company had outstanding forward exchange and option agreements denominated in various currencies covering the equivalent of approximately $490 million and $790 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2016	2015	2014
Other expense, net	$6	$10	$(8)

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

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2016 and 2015:

	Fair Value
	Balance Sheet
	Location	2016	2015
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$6	$—
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	$9	$14
Total asset derivatives		$15	$14
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$3
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	5	2
Total liability derivatives		$5	$5

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

European Asset Optimization

In 2011, the Company initiated the European Asset Optimization program to increase the efficiency and capability of its European operations and to better align its European manufacturing footprint with market and customer needs.  This program involved making additional investments in certain facilities and addressing assets

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

with higher cost structures.  As part of this program, the Company recorded charges of $0, $0, and $1 million for the years ended 2016, 2015 and 2014, respectively for employee costs, write-down of assets, and environmental remediation related to decisions to close furnaces and manufacturing facilities in Europe.  The Company recorded total cumulative charges of $127 million and does not expect to execute any further actions under this program.

Asia Pacific Restructuring

Since 2011, the Company has implemented a restructuring plan in its Asia Pacific segment, primarily related to aligning its supply base with lower demand in the region.  As part of this plan, the Company recorded charges of $4 million, $5 million and $73 million for the years ended 2016, 2015 and 2014, respectively, for employee costs, write-down of assets, and pension charges related to furnace closures and additional restructuring activities. The Company recorded total cumulative charges of $224 million and does not expect to execute any further actions under this program.

Other Restructuring Actions

In 2016, the Company recorded charges of $92 million for other restructuring actions.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $64 million for a plant closures in Latin America, Europe and North America and $28 million related to other restructuring actions. The Company took certain other restructuring actions and recorded charges in 2015 of $58 million. These charges primarily related to employee costs, write-down of assets and other exit costs totaling $14 million for a plant closure and furnace closure in Latin America, $38 million for a plant closure in North America and $6 million for other restructuring actions. In 2014, the Company took certain other restructuring actions and recorded charges of $2 million for employee costs related to global headcount reduction initiatives.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2015 through December 31, 2015:

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

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2016 through December 31, 2016:

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	4	92	96
Write-down of assets to net realizable value		(28)	(28)
Net cash paid, principally severance and related benefits	(3)	(21)	(24)
Other, including foreign exchange translation	(1)	(3)	(4)
Balance at December 31, 2016	$7	$76	$83

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2016, the Company’s estimates include approximately $65 million for employee benefits costs, $16 million for environmental remediation costs, and $2 million for other exit costs.

9. Pension Benefit Plans and Other Postretirement Benefits

Pension Benefit Plans

The Company participates in OI Inc.’s defined benefit pension plans for a substantial number of employees located in the United States. Benefits generally are based on compensation for salaried employees and on length of service for hourly employees. OI Inc.’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of OI Inc. included in the plans; however, accumulated benefit obligation information and plan assets pertaining to each subsidiary have not been separately determined. As such, the accumulated benefit obligation and the plan assets related to the pension plans for domestic employees have been retained by another subsidiary of OI Inc. Net expense to results of operations for the Company’s allocated portion of the domestic pension costs amounted to $23 million in 2016, $24 million in 2015 and $19 million in 2014.

OI Inc. also sponsors several defined contribution plans for all salaried and hourly U.S. employees of the Company. Participation is voluntary and participants’ contributions are based on their compensation. OI Inc. matches contributions of participants, up to various limits, in substantially all plans. OI Inc. charges the Company for its share of the match. The Company’s share of the contributions to these plans amounted to $32 million in 2016, $27 million in 2015 and $17 million in 2014.

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

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The changes in the non‑U.S. pension benefit obligations for the year are as follows:

	2016	2015
Obligations at beginning of year	$1,210	$1,311
Change in benefit obligations:
Service cost	16	15
Interest cost	44	44
Actuarial (gain) loss, including the effect of change in discount rates	160	(9)
Acquisitions		37
Participant contributions	2	1
Benefit payments	(71)	(58)
Other	3
Foreign currency translation	(129)	(131)
Net change in benefit obligations	25	(101)
Obligations at end of year	$1,235	$1,210

The changes in the fair value of the non‑U.S. pension plans’ assets for the year are as follows:

	2016	2015
Fair value at beginning of year	$1,012	$1,094
Change in fair value:
Actual gain (loss) on plan assets	139	42
Benefit payments	(71)	(58)
Employer contributions	38	15
Participant contributions	2	1
Acquisitions		22
Foreign currency translation	(111)	(104)
Other	2
Net change in fair value of assets	(1)	(82)
Fair value at end of year	$1,011	$1,012

The funded status of the non‑U.S. pension plans at year end are as follows:

	2016	2015
Plan assets at fair value	$1,011	$1,012
Projected benefit obligations	1,235	1,210
Plan assets less than projected benefit obligations	(224)	(198)
Items not yet recognized in pension expense:
Actuarial loss	352	320
Prior service cost (credit)	(1)	(1)
	351	319
Net amount recognized	$127	$121

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	2016	2015
Pension assets	$40	$32
Current pension liability, included with other accrued liabilities	(7)	(6)
Pension benefits	(257)	(224)
Accumulated other comprehensive loss	351	319
Net amount recognized	$127	$121

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	2016	2015
Current year actuarial (gain) loss	$87	$15
Amortization of actuarial loss	(12)	(15)
Settlement
	75	—
Translation	(43)	(31)
	$32	$(31)

The components of the non‑U.S. pension plans’ net pension expense for the year are as follows:

	2016	2015	2014
Service cost	$16	$15	$23
Interest cost	44	44	69
Expected asset return	(65)	(67)	(86)
Amortization:
Actuarial loss	13	15	18
Prior service credit			—
Net amortization	13	15	18
Net expense	$8	$7	$24

On October 1, 2014, the Company settled the liability associated with its pension plan in the Netherlands, resulting in a settlement charge of approximately $35 million. Non-U.S. pension expense excludes $3 million of pension settlement costs that were recorded in restructuring expense in 2014. The table above excludes these charges.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2017:

Amortization:
Actuarial loss	$16
Prior service cost
Net amortization	$16

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value		Fair Value of
	of Plan Assets		Plan Assets
	2016	2015	2016	2015
Projected benefit obligations	$897	$876	$897	$876
Accumulated benefit obligation	867	850	867	850
Fair value of plan assets	632	645	632	645

The weighted average assumptions used to determine benefit obligations are as follows:

	2016	2015
Discount rate	2.94%	3.68%
Rate of compensation increase	2.90%	2.84%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	2016	2015	2014
Discount rate	3.68%	3.65%	4.14%
Rate of compensation increase	2.84%	2.89%	3.31%
Expected long-term rate of return on assets	7.15%	7.21%	7.23%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2016, the Company’s weighted average expected long‑term rate of return on assets was 7.15% for the non‑U.S. plans. In developing this assumption, the Company considered its historical 10‑year average return (through December 31, 2016) and evaluated input from its third party pension plan asset consultants, including their review of asset class return expectations

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets of the group trust and the Company’s non‑U.S. plans are primarily invested in a broad mix of domestic and international equities, domestic and international bonds, and real estate, subject to the target asset allocation ranges. The assets are managed with a view to ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

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

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In accordance with the Company’s adoption of ASU No. 2015-07 in 2016, certain investments measured at net asset value (“NAV”), as a practical expedient for fair value, have been excluded from the fair value hierarchy. The fair value measurements tables presented below have been amended to conform to the current year presentation under ASU No. 2015-07. See Note 1 for more information.

In 2016, the non-U.S. plan assets consisted of approximately 41% equity securities, 42% debt securities, and 17% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2016 and 2015:

	2016				2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24	$—	$—	$24	$30	$—	$—	$30
Equity securities				—				—
Debt securities	37	2		39	16			16
Real estate			4	4			5	5
Other		37	6	43		24	6	30
Total	$61	$39	$10		$46	$24	$11
Investments measured at net asset value				$901				$931
Total non-U.S. assets at fair value				$1,011				$1,012

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2016	2015
Beginning balance	$11	$5
Net increase (decrease)	(1)	6
Ending balance	$10	$11

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds. The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2016.

In order to maintain minimum funding requirements, the Company is required to make contributions to its non‑U.S. defined benefit pension plans of approximately $24 million in 2017.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2017	$53
2018	51
2019	54
2020	57
2021	60
2022 - 2026	343

Postretirement Benefits Other Than Pensions

OI Inc. provides retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees. Benefits provided by the Company for hourly retirees are determined by collective bargaining.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. OI Inc. uses a December 31 measurement date to measure its postretirement benefit obligations.

The Company’s net periodic postretirement benefit income, as allocated by OI Inc., for domestic employees was $2 million, $2 million, and $1 million at December 31, 2016, 2015 and 2014, respectively.

The Company also has postretirement benefit plans covering substantially all employees in Canada. The following tables relate to the Company’s postretirement benefit plans in Canada.

The changes in the postretirement benefit obligations for the year are as follows:

	2016	2015
Obligations at beginning of year	$68	$81
Change in benefit obligations:
Service cost	1	1
Interest cost	3	3
Actuarial (gain) loss, including the effect of changing discount rates	9	(1)
Benefit payments	(2)	(3)
Foreign currency translation	2	(13)
Net change in benefit obligations	13	(13)
Obligations at end of year	$81	$68

The funded status of the postretirement benefit plans at year end is as follows:

	2016	2015
Postretirement benefit obligations	$(81)	$(68)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(6)	3
Net amount recognized	$(87)	$(65)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	2016	2015
Current nonpension postretirement benefit, included with Other accrued liabilities	$(3)	$(2)
Nonpension postretirement benefits	(78)	(66)
Accumulated other comprehensive income (loss)	(6)	3
Net amount recognized	$(87)	$(65)

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2016 and 2015 as follows (amounts are pretax):

	2016	2015
Current year actuarial (gain) loss	$9	$—

The components of the net postretirement benefit cost for the year are as follows:

	2016	2015	2014
Service cost	$1	$1	$1
Interest cost	3	3	4
Net postretirement benefit cost	$4	$4	$5

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	2016	2015	2014
Accumulated postretirement benefit obligation	3.55%	3.80%	3.75%
Net postretirement benefit cost	3.80%	3.75%	4.47%

The weighted average assumed health care cost trend rates at December 31 are as follows:

	2016	2015
Health care cost trend rate assumed for next year	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	13	(10)

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)
2017	3
2018	3
2019	3
2020	3
2021	3
2022 - 2026	18

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2016	2015	2014
U.S.	$185	$125	$231
Non-U.S.	383	269	271
	$568	$394	$502

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Discontinued operations	2016	2015	2014
U.S.	$-	$—	$—
Non-U.S.	(7)	(4)	(4)
	$(7)	$(4)	$(4)

The provision (benefit) for income taxes consists of the following:

	2016	2015	2014
Current:
U.S.	$8	$9	$8
Non-U.S.	123	85	103
	131	94	111
Deferred:
U.S.	(1)	5	—
Non-U.S.	(7)	2	(18)
	(8)	7	(18)
Total:
U.S.	7	14	8
Non-U.S.	116	87	85
Total	$123	$101	$93

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2016	2015	2014
Tax provision on pretax earnings (loss) from continuing operations at statutory U.S. Federal tax rate	$199	$138	$177
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates under U.S. rates	(22)	(12)	(22)
Changes in valuation allowance	8	21	(24)
Withholding tax, net	20	18	18
Non-deductible acquisition costs
U.S. tax on intercompany dividends and interest	3	16	1
U.S. tax consolidation benefit	(74)	(70)	(47)
Tax exempt income	(2)	(3)	(5)
Tax law changes	(3)	(3)
Tax credit	(17)	(14)	(3)
Change in tax reserves	8	5	(13)
Mexico inflationary adjustments	6	3
Other items	(3)	2	11
Provision for income taxes	$123	$101	93

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Accrued postretirement benefits	$21	$18
Foreign tax credit	414	389
Operating and capital loss carryovers	280	296
Other credit carryovers	14	13
Accrued liabilities	75	68
Pension liability	30	27
Other	51	38
Total deferred tax assets	885	849
Deferred tax liabilities:
Property, plant and equipment	112	112
Intangibles and deferred software	119	131
Other	9	26
Total deferred tax liabilities	240	269
Valuation allowance	(600)	(603)
Net deferred taxes	$45	$(23)

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2016 and 2015 as follows:

	2016	2015
Other assets	$189	$177
Deferred taxes	(144)	(200)
Net deferred taxes	$45	$(23)

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

At December 31, 2016, before valuation allowance, the Company had unused foreign tax credits of $414 million expiring in 2017 through 2026, and research tax credit of $14 million expiring from 2019 to 2036, which will be available to offset future income tax. Approximately $151 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $129 million expiring between 2017 and 2036.

At December 31, 2016, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.2 billion. The Company intends to reinvest these earnings indefinitely in the non‑U.S. operations. It is not practicable to estimate the U.S. and foreign tax which would be payable should these earnings be distributed. Deferred taxes are provided for earnings of non‑U.S. jurisdictions when the Company plans to remit those earnings.

Owens‑Brockway Glass Container, Inc.
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

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense. The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at January 1	$74	$77	$100
Additions and reductions for tax positions of prior years		1	(13)
Additions based on tax positions related to the current year	15	10	10
Reductions due to the lapse of the applicable statute of limitations	(3)	(5)	(8)
Reductions due to settlements	(12)	(1)	(1)
Foreign currency translation		(8)	(11)
Balance at December 31	$74	$74	$77
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$66	$67	$70
Accrued interest and penalties at December 31	$23	$25	$29
Interest and penalties included in tax expense for the years ended December 31	$(2)	$(1)	$(2)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $11 million within the next 12 months. This is primarily the result of audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, Ecuador, France, Germany, Indonesia, and Italy. The years under examination range from 2006 through 2014. The Company has received tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows. During 2016, the Company concluded income tax audits in several jurisdictions, including the Czech Republic, Germany, Italy, and Hungary.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

11. External Debt

The following table summarizes the external long‑term debt of the Company at December 31, 2016 and 2015:

	2016	2015
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,395	1,546
Term Loan A (€279 million at December 31, 2016)	282	301
Term Loan B		563
Senior Notes:
6.75%, due 2020 (€500 million)	523	542
4.875%, due 2021 (€330 million)	345	357
5.00%, due 2022	495	494
5.875%, due 2023	682	680
3.125%, due 2024 (€500 million)	520
5.375%, due 2025	297	296
6.375%, due 2025	294	293
Capital leases	55	52
Other	20	30
Total long-term debt	4,908	5,154
Less amounts due within one year	32	67
Long-term debt	$4,876	$5,087

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”). In connection with the closing of the Vitro Acquisition on September 1, 2015 (see Note 17), the Company incurred $1,250 million of senior secured incremental term loan facilities, comprised of (i) a $675 million term loan A facility on substantially the same terms and conditions (including as to maturity) as the term loan A facility in the Amended Agreement and (ii) a $575 million term loan B facility, which was subsequently repaid in full in November 2016 as described below.

At December 31, 2016, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,395 million net of debt issuance costs), and a €279 million term loan A facility ($282 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At December 31, 2016, the Company had unused credit of $884 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2016 was 2.39%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the four fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2016, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

Borrowings under the Amended Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Borrowings are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign borrowings, of stock of certain foreign subsidiaries.  All borrowings under the Amended Agreement are guaranteed by certain domestic subsidiaries of the Company.

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

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting the debt discount and debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement.

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

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Information related to the Company’s accounts receivable securitization program as of December 31, 2016 and 2015 is as follows:

	2016	2015
Balance (included in short-term loans)	$152	$158
Weighted average interest rate	0.74%	1.21%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2021 are as follows:  2017, $33 million; 2018, $287 million; 2019, $101 million; 2020, $2,074 million; and 2021, $354 million.

Fair values at December 31, 2016, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$526	$120.63	$635
4.875%, due 2021 (€330 million)	347	114.00	396
5.00%, due 2022	500	103.49	517
5.875%, due 2023	700	105.37	738
3.125%, due 2024 (€500 million)	526	100.01	526
5.375%, due 2025	300	101.17	304
6.375%, due 2025	300	106.28	319

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

The Company’s joint venture in China had been involved in litigation with its partner regarding whether the joint venture should be dissolved. Following an ownership change in 2016 with respect to the joint venture partner, this litigation has been withdrawn.

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

Owens‑Brockway Glass Container, Inc.
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

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total
		Change in				Accumulated
	Net Effect of	Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2015	$(55)	$2		$(255)		$(308)
Change before reclassifications	(513)	(4)		27		(490)
Amounts reclassified from accumulated other comprehensive income		(1)	(a)	15	(b)	14
Translation effect				(31)		(31)
Tax effect		(1)		2		1
Other comprehensive income (loss) attributable to the Company	(513)	(6)		13		(506)
Balance on December 31, 2015	(568)	$(4)		$(242)		$(814)
Change before reclassifications	(220)	7		(96)		(309)
Amounts reclassified from accumulated other comprehensive income		6	(a)	18	(b)	24
Translation effect				25		25
Tax effect				15		15
Other comprehensive income (loss) attributable to the Company	(220)	13		(38)		(245)
Balance on December 31, 2016	$(788)	9		(280)		(1,059)

(a)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).

(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

14. Other Expense, net

Other expense, net for the years ended December 31, 2016, 2015 and 2014 included the following:

	2016	2015	2014
Restructuring, asset impairment and other charges	$102	$75	$68
Intangible amortization expense	39	21	1
Impairment of equity investment	25
Gain on China land compensation	(71)
Royalty income	(13)	(12)	(12)
Strategic transaction costs		4
Acquisition-related fair value intangible adjustments		10
Non-income tax charge			69
Foreign currency exchange loss (gain)	6	(10)	(2)
Other expense (income)	(10)	(11)	15
	$78	$77	$138

In 2016, the Company evaluated the future estimated earnings and cash flow of an equity investment and determined that it was other-than-temporarily impaired. As such, the Company recorded an impairment charge of $25 million to reduce its carrying value down to its estimated fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.

In 2014, the Company recorded a charge of $69 million resulting from a non-income tax assessment from a foreign tax authority.

15. Operating Leases

Rent expense attributable to all warehouse, office buildings, and equipment operating leases was $76 million in 2016, $68 million in 2015 and $53 million in 2014. Minimum future rentals under operating leases are as follows: 2017, $61 million; 2018, $42 million; 2019, $28 million; 2020, $18 million; 2021, $12 million; and 2022 and thereafter, $18 million.

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

16. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2016	2015	2014
Decrease (increase) in current assets:
Receivables	$(25)	$(20)	$83
Inventories	13	(13)	(27)
Prepaid expenses and other	148	(8)	29
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(91)	139	48
Salaries and wages	20	16	12
U.S. and foreign income taxes	23	(13)	13
	$88	$101	$158

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2016 and 2015, the amount of receivables sold by the Company was $318 million and $317 million, respectively. Any continuing involvement with the sold receivables is immaterial.

	2016	2015	2014
Interest paid in cash	$241	$207	$179
Income taxes paid in cash (all non-U.S)	99	101	101

Cash interest for the years ended December 31, 2016, 2015 and 2014 includes $9 million, $32 million and $9 million of note repurchase premiums, respectively.

17.  Business Combinations

On September 1, 2015, the Company completed the Vitro Acquisition in a cash transaction valued at approximately $2.297 billion in cash, subject to a working capital adjustment and certain other adjustments.  The Vitro Business in Mexico is the largest supplier of glass containers in that country manufacturing glass containers across multiple end uses, including food, soft drinks, beer, wine and spirits. The Vitro Acquisition included five food and beverage glass container plants in Mexico, a plant in Bolivia and a North American distribution business, and provided the Company with a competitive position in the glass packaging market in Mexico.  The results of the Vitro Business have been included in the Company’s consolidated financial statements since September 1, 2015 and contributed approximately $608 million of incremental net sales and $122 million of incremental segment operating profit in the year ended December 31, 2016.  Vitro’s food and beverage glass container operations in Mexico and Bolivia are included in the Latin American operating segment while its distribution business is included in the North American operating segment.

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

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	September 1, 2015	Measurement Period Adjustments	September 30, 2016
Cash	$17	$—	$17
Other current assets	344	(10)	334
Goodwill	1,073	(236)	837
Customer list intangibles	406	202	608
Net property, plant and equipment	597	48	645
Total assets	2,437	4	2,441

Current liabilities	93	(7)	86
Long-term debt	11		11
Long-term liabilities	36	11	47
Net assets acquired	$2,297	$—	$2,297

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

The balance sheet adjustments identified above did not result in any significant adjustments to the periods’ income statements.

18.  Pro Forma Information – Vitro Acquisition

Had the Vitro Acquisition, described in Note 17 and the related financing described in Note 11, occurred at the beginning of each respective period, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$270	$79	$(46)	$303

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

19. Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela. That award amounts to more than $485 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending, although the annulment proceedings were suspended in October 2016 because Venezuela has not paid its fees owed to ICSID.  If the proceeding is stayed for non-payment for a consecutive period in excess of six months, ICSID’s Secretary General could move that the committee discontinue the annulment proceeding altogether.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

The loss from discontinued operations of $7 million, $4 million and $4 million, for the years ended December 31, 2016, 2015 and 2014, respectively, relates to ongoing costs for the Venezuelan expropriation.

20. Guarantees of Debt

OI Group and the Company guarantee OI Inc.’s senior debentures on a subordinated basis. The fair value of the OI Inc. debt being guaranteed was $266 at December 31, 2016.

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

Owens‑Brockway Glass Container, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following information summarizes the Company’s significant related party transactions:

	Year ended
	December 31,
	2016	2015	2014
Revenues:
Sales to affiliated companies	$—	$—	$—
Expenses:
Administrative services	$2	$2	$2
Corporate management fee	75	74	75
Total expenses	$77	$76	$77

The above expenses are recorded in the results of operations as follows:

	Year ended
	December 31,
	2016	2015	2014
Cost of goods sold	$—	$—	$—
Selling, general and administrative expenses	77	76	77
Total expenses	$77	$76	$77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS-ILLINOIS GROUP, INC.
(Registrant)

	By:	/s/ Mary Beth Wilkinson
Mary Beth Wilkinson
Attorney‑in‑fact

Date: February 10, 2017

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Andres A. Lopez	Chairman and Chief Executive Officer (Principal Executive Officer)

Jan A. Bertsch	President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer); Director

Mary Beth Wilkinson	Vice President; Secretary

Paul A. Jarrell	Vice President; Director

	By:	/s/ Mary Beth Wilkinson
Mary Beth Wilkinson
Attorney‑in‑fact

Date: February 10, 2017

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens‑Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2016, 2015, and 2014:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S‑1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2016, 2015, and 2014

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2016	$29	$15	$(2)	$(10)	$32

2015	$34	$12	$(5)	$(12)	$29

2014	$39	$15	$(12)	$(8)	$34

3)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency		end of
	period	income	income	translation	Other	period

2016	$833	$3	$(32)	$(3)	$37	$838

2015	$884	$1	$5	$(20)	$(37)	$833

2014	$833	$(1)	$55	$(15)	$12	$884

S-1