Form 10-Q
period 2017-03-31
OWENS-ILLINOIS GROUP INC
filed 2017-04-25
CIK 812233

Jqu caresoAt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock, par value $.01, of Owens-Illinois Group, Inc. outstanding as of March 31, 2017 was 100.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois Group, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended
	March 31,
	2017	2016
Net sales	$1,615	$1,588
Cost of goods sold	(1,300)	(1,269)

Gross profit	315	319

Selling and administrative expense	(119)	(129)
Research, development and engineering expense	(15)	(15)
Interest expense, net	(78)	(66)
Equity earnings	15	14
Other expense, net	(45)	(22)

Earnings from continuing operations before income taxes	73	101
Provision for income taxes	(20)	(27)

Earnings from continuing operations	53	74
Loss from discontinued operations		(1)

Net earnings	53	73
Net earnings attributable to noncontrolling interests	(4)	(6)
Net earnings attributable to the Company	$49	$67

Amounts attributable to the Company:
Earnings from continuing operations	$49	$68
Loss from discontinued operations		(1)
Net earnings	$49	$67

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended
	March 31,
	2017	2016
Net earnings	$53	$73
Other comprehensive income (loss):
Foreign currency translation adjustments	189	94
Pension and other postretirement benefit adjustments, net of tax	11	(42)
Change in fair value of derivative instruments, net of tax	(6)	(2)
Other comprehensive income	194	50
Total comprehensive income	247	123
Comprehensive (income) attributable to noncontrolling interests	(7)	(9)
Comprehensive income attributable to the Company	$240	$114

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	December 31,	March 31,
	2017	2016	2016
Assets
Current assets:
Cash and cash equivalents	$312	$492	$239
Trade receivables, net of allowance of $36 million, $32 million, and $31 million at March 31, 2017, December 31, 2016 and March 31, 2016	844	580	771
Inventories	1,051	983	1,107
Prepaid expenses and other current assets	212	199	359
Total current assets	2,419	2,254	2,476

Property, plant and equipment, net	2,926	2,880	2,996
Goodwill	2,524	2,462	2,532
Intangibles, net	485	464	587
Other assets	1,105	1,075	1,097
Total assets	$9,459	$9,135	$9,688

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$196	$195	$239
Accounts payable	1,017	1,135	1,050
Other liabilities	531	615	467
Total current liabilities	1,744	1,945	1,756

Long-term debt	5,431	5,133	5,662
Other long-term liabilities	988	1,002	1,048
Share owners' equity	1,296	1,055	1,222
Total liabilities and share owners' equity	$9,459	$9,135	$9,688

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$53	$73
Loss from discontinued operations	—	1
Non-cash charges
Depreciation and amortization	127	125
Pension expense	7	6
Restructuring, asset impairment and related charges	38	19
Cash payments
Pension contributions	(14)	(4)
Cash paid for restructuring activities	(8)	(13)
Change in components of working capital	(542)	(488)
Other, net (a)	14	(9)
Cash utilized in continuing operating activities	(325)	(290)
Cash utilized in discontinued operating activities	—	(1)
Total cash utilized in operating activities	(325)	(291)
Cash flows from investing activities:
Additions to property, plant and equipment	(98)	(117)
Acquisitions, net of cash acquired	(17)	(22)
Other, net	1	6
Cash utilized in investing activities	(114)	(133)
Cash flows from financing activities:
Changes in borrowings, net	273	274
Other	3
Distributions to parent	(12)	(6)
Payment of finance fees	(19)	(3)
Cash provided by financing activities	245	265
Effect of exchange rate fluctuations on cash	14	(1)
Decrease in cash	(180)	(160)
Cash at beginning of period	492	399
Cash at end of period	$312	$239

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Intercompany sales in Latin America totaled $33 million and $50 million for the three months ended March 31, 2017 and 2016, respectively.

Financial information for the three months ended March 31, 2017 and 2016 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2017	2016
Net sales:
Europe	$554	$563
North America	528	532
Latin America	341	312
Asia Pacific	173	159
Reportable segment totals	1,596	1,566
Other	19	22
Net sales	$1,615	$1,588

	Three months ended March 31,
	2017	2016
Segment operating profit:
Europe	$59	$55
North America	85	76
Latin America	54	63
Asia Pacific	20	17
Reportable segment totals	218	211
Items excluded from segment operating profit:
Retained corporate costs and other	(28)	(32)
Restructuring, asset impairment and other	(39)	(12)
Interest expense, net	(78)	(66)
Earnings from continuing operations before income taxes	$73	$101

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2017	2016	2016
Total assets:
Europe	$2,858	$2,792	$3,047
North America	2,742	2,522	2,550
Latin America	2,691	2,537	2,855
Asia Pacific	998	926	933

Reportable segment totals	9,289	8,777	9,385
Other	170	358	303
Consolidated totals	$9,459	$9,135	$9,688

3.  Inventories

Major classes of inventory at March 31, 2017, December 31, 2016 and March 31, 2016 are as follows:

	March 31,	December 31,	March 31,
	2017	2016	2016
Finished goods	$889	$827	$954
Raw materials	124	118	116
Operating supplies	38	38	37
	$1,051	$983	$1,107

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2017, December 31, 2016 and March 31, 2016 are as follows:

	March 31,	December 31,	March 31,
	2017	2016	2016
Prepaid expenses	$64	$50	$52
Value added taxes	49	46	192
Other	99	103	115
	$212	$199	$359

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in the first quarter of 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At March 31, 2017 and 2016, the Company had entered into commodity forward contracts covering approximately 11,200,000 MM BTUs and 12,600,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at March 31, 2017 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized gain of $1 million at March 31, 2017, an unrecognized gain of $6 million at December 31, 2016 and an unrecognized loss of $4 million at March 31, 2016 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2017 and 2016 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended March 31, 2017 and 2016 is as follows:

		Amount of Gain Reclassified from
Amount of Gain (Loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2017	2016	2017	2016
$6	$(4)	$—	$2

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

At March 31, 2017 and 2016, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $340 million and $660 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three months ended March 31, 2017 and 2016 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2017	2016
Other expense	$—	$5

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2017, December 31, 2016 and March 31, 2016:

	Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
	Location	2017	2016	2016
Asset derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	a	$2	$6	$—
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	5	9	15
Total asset derivatives		$7	$15	$15
Liability derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$1	$—	$4
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	2	5	2
Total liability derivatives		$3	$5	$6

6.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2017 and 2016 is as follows:

Other
Restructuring
Actions
Balance at January 1, 2017	$85
Charges	38
Write-down of assets to net realizable value	(9)
Net cash paid, principally severance and related benefits	(8)
Other, including foreign exchange translation	(2)
Balance at March 31, 2017	$104

		Other
	Asia Pacific	Restructuring	Total
	Restructuring	Actions	Restructuring
Balance at January 1, 2016	$7	$36	$43
Charges	1	18	19
Write-down of assets to net realizable value		(7)	(7)
Net cash paid, principally severance and related benefits	(1)	(12)	(13)
Other, including foreign exchange translation	(1)	(1)	(2)
Balance at March 31, 2016	$6	$34	$40

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

When a decision is made to take these actions, the Company manages and accounts for them separately from the on-going operations of the business. Information related to major programs (as in the case of the Asia Pacific Restructuring program above) are presented separately. Minor initiatives and discrete restructuring actions are presented on a combined basis as Other Restructuring Actions. When charges related to major programs are completed, remaining accrual balances are classified within Other Restructuring Actions.

Asia Pacific Restructuring

During the three months ended March 31, 2016, the Company recorded charges of $1 million.  These charges primarily represented other exit costs as part of the Company’s Asia Pacific Restructuring program. The Company recorded total cumulative charges of $224 million and does not expect to execute any further actions under this program.  The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017.

Other Restructuring Actions

During the three months ended March 31, 2017, the Company recorded restructuring, asset impairment and other charges of $38 million. These charges primarily consist of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($23 million), Europe ($13 million) and North America ($2 million). Except for the charges recorded in Europe, the discrete restructuring charges recorded in the first quarter of 2017 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. Since 2016, the Company has recorded total cumulative charges of $54 million related to a plant closure in Europe and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in the first quarter of 2017 in the Latin American and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

During the three months ended March 31, 2016, the Company recorded charges of $18 million.  These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America and $1 million related to other restructuring actions.  The discrete restructuring charges recorded in the first quarter of 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2016 in the Latin American region primarily relate to a capacity curtailment.  The Company reallocated the products produced at this facility to others in the region.  The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017.

7.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2017 and 2016 are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Service cost	$4	$4	$4	$4
Interest cost	20	24	11	13
Expected asset return	(33)	(38)	(18)	(21)

Amortization:
Prior service cost
Actuarial loss	14	15	5	5
Net periodic pension cost	$5	$5	$2	$1

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

The Company is currently under examination in various tax jurisdictions in which it operates, including Argentina, Bolivia, Brazil, China, Canada, Colombia, Czech, Ecuador, France, Germany, Indonesia, and Italy. The years under examination range from 2006 through 2015. The Company has received income tax assessments in excess of established reserves. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if income tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows.

9.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2017	2016	2016
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$285	$—	$288
Term Loans:
Term Loan A	1,370	1,395	1,534
Term Loan A (€279 million)	284	282	309
Term Loan B			558
Senior Notes:
6.75%, due 2020 (€500 million)	530	523	561
4.875%, due 2021 (€330 million)	350	345	370
5.00%, due 2022	495	495	494
5.875%, due 2023	683	682	680
3.125%, due 2024 (€725 million at March 31, 2017 and €500 million at December 31, 2016)	763	520
5.375%, due 2025	297	297	296
6.375%, due 2025	294	294	294
Payable to OI Inc.	22	250	250
Capital Leases	56	57	58
Other	26	26	32
Total long-term debt	5,455	5,166	5,724
Less amounts due within one year	24	33	62
Long-term debt	$5,431	$5,133	$5,662

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”).

At March 31, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,370 million net of debt issuance costs), and a €279 million term loan A facility ($284 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At March 31, 2017, the Company had unused credit of $599 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at March 31, 2017 was 2.46%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the three fiscal quarters ending March 31, 2017, June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

During August 2015, the Company issued senior notes with a face value of $700 million that bear interest at 5.875% and are due August 15, 2023 (the “Senior Notes due 2023”) and senior notes with a face value of $300 million that bear interest at 6.375% and are due August 15, 2025 (together with the Senior Notes due 2023, the “2015 Senior Notes”).  The 2015 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2015 Senior Notes, after deducting the debt discount and debt issuance costs, totaled approximately $972 million.

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024 (the “Senior Notes due 2024”).  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement. In March 2017, the Company expanded its borrowings under the Senior Notes due 2024 by issuing €225 million of additional notes that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $237 million and were used to repay a portion of the Company’s revolving credit facility.

In March 2017, OI Inc. purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  Approximately $22 million of the Senior Debentures remain outstanding as of March 31, 2017. As part of the tender offer, the Company recorded $17 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the first quarter of 2017.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2017	2016	2016
Balance (included in short-term loans)	$148	$152	$157
Weighted average interest rate	0.88%	0.74%	1.03%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2017 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$534	$119.56	$638
4.875%, due 2021 (€330 million)	352	113.94	401
5.00%, due 2022	500	103.00	515
5.875%, due 2023	700	105.95	742
3.125%, due 2024 (€725 million)	774	100.09	775
6.375%, due 2025	300	107.28	322
5.375%, due 2025	300	101.47	304

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

As of March 31, 2017, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,400 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2016, approximately 88% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 9% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of March 31, 2017, has disposed of asbestos claims of approximately 398,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,400.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2016, 2015 and 2014 were $125 million, $138 million and $148 million, respectively.  OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $71,000,

$95,000, and $81,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.9 billion through March 31, 2017, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

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

As noted above, OI Inc. conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  As part of its annual comprehensive legal review, OI Inc. provides historical claims filing data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist OI Inc. in estimating the total number of future claims to be filed.  OI Inc. uses this estimate of total future claims, along with an estimation of disposition costs and related legal costs as inputs to develop its best estimate of total probable liability. If the results of the annual comprehensive legal review indicate that the existing amount of the accrued liability is lower (higher) than its reasonably estimable asbestos-related costs, then OI Inc. will record an appropriate charge (credit) to OI Inc.’s results of operations to increase (decrease) the accrued liability.

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

For the years ended December 31, 2016 and 2015, OI Inc. concluded that accruals in the amount of $692 million and $817 million, respectively, were required. These amounts have not been discounted for the time value of money. OI Inc.’s comprehensive legal reviews resulted in charges of $0 million, $16 million and $46 million for the years ending December 31, 2016, 2015 and 2014, respectively.

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

11.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2017 and 2016 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2017	$635	$2,442	$(2,131)	$109	$1,055
Net contribution from parent	(6)				(6)
Net earnings		49		4	53
Other comprehensive income			191	3	194
Balance on March 31, 2017	$629	$2,491	$(1,940)	$116	$1,296

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2016	$731	$2,233	$(1,976)	$108	$1,096
Net distribution to parent	3				3
Net earnings		67		6	73
Other comprehensive income			46	4	50
Balance on March 31, 2016	$734	$2,300	$(1,930)	$118	$1,222

12.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2017	$(788)	$3		$(1,346)		$(2,131)
Change before reclassifications	186			(12)		174
Amounts reclassified from accumulated other comprehensive income		(6)	(a)	19	(b)	13
Translation effect				4		4
Other comprehensive income (loss) attributable to the Company	186	(6)		11		191
Balance on March 31, 2017	$(602)	$(3)		$(1,335)		$(1,940)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2016	$(568)	$(10)		$(1,398)		$(1,976)
Change before reclassifications	90					90
Amounts reclassified from accumulated other comprehensive income		(2)	(a)	(43)	(b)	(45)
Translation effect				1		1
Other comprehensive income (loss) attributable to the Company	90	(2)		(42)		46
Balance on March 31, 2016	$(478)	$(12)		$(1,440)		$(1,930)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

13.  Other Expense (Income), net

Other expense (income), net for the three months ended March 31, 2017 and 2016 included the following:

	Three months ended March 31,
	2017	2016
Restructuring, asset impairment and other charges	$39	$19
Gain on sale of land in China		(7)
Foreign currency exchange loss (gain)	(1)	3
Intangible amortization expense	10	11
Royalty income	(4)	(3)
Other expense (income)	1	(1)
	$45	$22

14.  Supplemental Cash Flow Information

Financial information regarding the Company’s supplemental cash flow information is as follows:

	Three months ended March 31,
	2017	2016
Interest paid in cash	$98	$84
Income taxes paid in cash (all non-U.S.)	33	37

Cash interest for the three months ended March 31, 2017 includes $16 million of note repurchase premiums related to debt that was repaid prior to its maturity.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2017 and March 31, 2016, the amount of receivables sold by the Company was $202 million and $268 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela.  That award amounts to more than $500 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of less than $1 million and $1 million for the three months ended March 31, 2017 and March 31, 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

16.  New Accounting Pronouncement

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, which will be effective for the Company on January 1, 2018. The Company has started an implementation process, including a review of customer contracts, to evaluate the effect this standard will have on its consolidated financial statements and related disclosures.  At this time, the Company does not expect that the implementation of this standard in 2018 will have a significant impact on the timing in which it recognizes revenue.  While the Company continues to assess the potential impacts of the new standard, the Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet.  The standard requires new substantial disclosures and the Company continues to evaluate these requirements.    The Company plans to select the modified retrospective transition method upon adoption effective January 1, 2018.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $205 million as of December 31, 2016.

Stock Compensation - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

	March 31, 2017
						Non-
					Guarantor	Guarantor
Balance Sheet	Parent		Issuer		Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$		$20	$292	$		$312
Trade receivables, net				79	26	739			844
Inventories				214	28	809			1,051
Prepaid expenses and other current assets				19	18	175			212

Total current assets		—		312	92	2,015		—	2,419

Investments in and advances to subsidiaries		1,202		2,951	1,004			(5,157)	—
Property, plant and equipment, net				708	6	2,212			2,926
Intangibles, net						485			485
Goodwill				581	332	1,611			2,524
Other assets				110	233	762			1,105

Total assets		$1,202		$4,662	$1,667	$7,085		$(5,157)	$9,459

Current liabilities:
Accounts payable	$			$173	$19	$825	$		$1,017
Short-term loans and long-term debt due within one year				1		195			196
Other liabilities				92	52	387			531

Total current liabilities		—		266	71	1,407		—	1,744

Long-term debt		22		3,185		2,224			5,431
Other long-term liabilities				8	393	587			988
Investments by and advances from parent				1,203	1,203	2,751		(5,157)	—
Total share owner's equity of the Company		1,180							1,180
Noncontrolling interests						116			116

Total liabilities and share owners’ equity		$1,202		$4,662	$1,667	$7,085		$(5,157)	$9,459

	December 31, 2016
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$33	$459		$—	$492
Trade receivables, net			64	14	502			580
Inventories			202	27	754			983
Prepaid expenses and other current assets			27	16	156			199

Total current assets		—	293	90	1,871		—	2,254

Investments in and advances to subsidiaries		1,196	2,980	1,028			(5,204)	—
Property, plant and equipment, net			721	6	2,153			2,880
Intangibles, net					464			464
Goodwill			582	332	1,548			2,462
Other assets			111	237	727			1,075

Total assets		$1,196	$4,687	$1,693	$6,763		$(5,204)	$9,135

Current liabilities:
Accounts payable	$		$177	$22	$936	$		$1,135
Short-term loans and long-term debt due within one year			12		183			195
Other liabilities			129	68	418			615

Total current liabilities		—	318	90	1,537		—	1,945

Long-term debt		250	3,163		1,720			5,133
Other long-term liabilities			11	408	583			1,002
Investments by and advances from parent			1,195	1,195	2,814		(5,204)	—
Total share owner's equity of the Company		946						946
Noncontrolling interests					109			109

Total liabilities and share owners’ equity		$1,196	$4,687	$1,693	$6,763		$(5,204)	$9,135

	March 31, 2016
				Non-
			Guarantor	Guarantor
Balance Sheet	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$4	$235	$		$239
Trade receivables, net		79	17	675			771
Inventories		224	35	848			1,107
Prepaid expenses and other current assets		20	14	325			359

Total current assets	—	323	70	2,083		—	2,476

Investments in and advances to subsidiaries	1,355	4,483	1,178			(7,016)	—
Property, plant and equipment, net		692	6	2,298			2,996
Intangibles, net				587			587
Goodwill		582	318	1,632			2,532
Other assets		115	263	719			1,097

Total assets	$1,355	$6,195	$1,835	$7,319		$(7,016)	$9,688

Current liabilities:
Short-term loans and long-term debt due within one year	$—	$44	$	$195	$		$239
Accounts payable		170	19	861			1,050
Other liabilities		106	39	322			467

Total current liabilities	—	320	58	1,378		—	1,756

Long-term debt	250	4,064		1,348			5,662
Other long-term liabilities		20	426	602			1,048
Investments by and advances from parent		1,791	1,351	3,874		(7,016)	—
Total share owner's equity of the Company	1,105						1,105
Noncontrolling interests				117			117

Total liabilities and share owners’ equity	$1,355	$6,195	$1,835	$7,319		$(7,016)	$9,688

	Three months ended March 31, 2017
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$460	$68	$1,126	$(39)	$1,615
Cost of goods sold		(378)	(48)	(913)	39	(1,300)

Gross profit	—	82	20	213	—	315

Research, engineering, selling, administrative and other		(31)	(26)	(77)		(134)
Net intercompany interest	21	(21)				—
Interest expense, net	(21)	(38)		(19)		(78)
Equity earnings from subsidiaries	49	70			(119)	—
Other equity earnings		3		12		15
Other expense, net		26		(71)		(45)

Earnings (loss) from continuing operations before income taxes	49	91	(6)	58	(119)	73
Provision for income taxes		(2)	(1)	(17)		(20)

Earnings (loss) from continuing operations	49	89	(7)	41	(119)	53
Loss from discontinued operations						—

Net earnings (loss)	49	89	(7)	41	(119)	53
Net earnings attributable to noncontrolling interests				(4)		(4)

Net earnings (loss) attributable to the Company	$49	$89	$(7)	$37	$(119)	$49

	Three months ended March 31, 2017
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$49	$89	$(7)	$41	$(119)	$53
Other comprehensive income (loss)	194	(2)		191	(189)	194

Total comprehensive income (loss)	243	87	(7)	232	(308)	247

Comprehensive income attributable to noncontrolling interests				(7)		(7)

Comprehensive income (loss) attributable to the Company	$243	$87	$(7)	$225	$(308)	$240

	Three months ended March 31, 2016
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$467	$68	$1,104	$(51)	$1,588
Cost of goods sold		(386)	(56)	(878)	51	(1,269)

Gross profit	—	81	12	226	—	319

Research, engineering, selling, administrative and other		(34)	(29)	(81)		(144)
Net intercompany interest	5				(5)	—
Interest expense, net	(5)	(44)		(17)		(66)
Equity earnings from subsidiaries	67	73			(140)	—
Other equity earnings		2		12		14
Other expense, net		23	(4)	(41)		(22)

Earnings (loss) from continuing operations before income taxes	67	101	(21)	99	(145)	101
Provision for income taxes		(3)	(1)	(23)		(27)

Earnings (loss) from continuing operations	67	98	(22)	76	(145)	74
Loss from discontinued operations				(1)		(1)

Net earnings (loss)	67	98	(22)	75	(145)	73
Net earnings attributable to noncontrolling interests				(6)		(6)

Net earnings (loss) attributable to the Company	$67	$98	$(22)	$69	$(145)	$67

	Three months ended March 31, 2016
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings (loss)	$67	$98	$(22)	$75	$(145)	$73
Other comprehensive income (loss)	50	(3)		34	(31)	50

Total comprehensive income (loss)	117	95	(22)	109	(176)	123

Comprehensive income attributable to noncontrolling interests				(9)		(9)

Comprehensive income (loss) attributable to the Company	$117	$95	$(22)	$100	$(176)	$114

	Three months ended March 31, 2017
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (utilized in) operating activities	$—	12	$(12)	$(325)	$—	$(325)
Cash utilized in investing activities		(38)	(1)	(75)		(114)
Cash provided by financing activities		27		218		245

Effect of exchange rate change on cash				14		14

Net change in cash	—	1	(13)	(168)	—	(180)
Cash at beginning of period			33	459		492

Cash at end of period	$—	$1	$20	$291	$—	$312

	Three months ended March 31, 2016
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Cash provided by (utilized in) operating activities	$—	$(185)	$(2)	$(103)	$		$(290)
Cash utilized in discontinued operating activity				(1)			(1)
Cash utilized in investing activities		(28)		(105)			(133)
Cash provided by financing activities		213		52			265

Effect of exchange rate change on cash				(1)			(1)

Net change in cash	—	—	(2)	(158)		—	(160)
Cash at beginning of period			9	390			399

Cash at end of period	$—	$—	$7	$232		$—	$239

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

Financial information for the three months ended March 31, 2017 and 2016 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2017	2016
Net Sales:
Europe	$554	$563
North America	528	532
Latin America	341	312
Asia Pacific	173	159
Reportable segment totals	1,596	1,566
Other	19	22
Net Sales	$1,615	$1,588

	Three months ended
	March 31,
	2017	2016
Segment operating profit:
Europe	$59	$55
North America	85	76
Latin America	54	63
Asia Pacific	20	17
Reportable segment totals	218	211
Items excluded from segment operating profit:
Retained corporate costs and other	(28)	(32)
Restructuring, asset impairment and other charges	(39)	(12)
Interest expense, net	(78)	(66)
Earnings from continuing operations before income taxes	73	101
Provision for income taxes	(20)	(27)
Earnings from continuing operations	53	74
Loss from discontinued operations	—	(1)
Net earnings	53	73
Net (earnings) attributable to noncontrolling interests	(4)	(6)
Net earnings attributable to the Company	$49	$67
Net earnings from continuing operations attributable to the Company	$49	$68

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2017 and 2016

First Quarter 2017 Highlights

•	Net sales in the first quarter of 2017 were up nearly 2% from the same quarter in 2016, primarily due to higher shipments in Europe and Latin America
•

Segment operating profit for reportable segments was up 3% in the first quarter of 2017 compared to the first quarter of 2016.  All regions posted higher segment operating profit in the first quarter of 2017, except for Latin America

•	Completed a tender offer to purchase approximately $228 million, or 91%, of the Company’s outstanding 7.80% Senior Debentures due in 2018
•	Issued €225 million of 3.125% senior notes due in 2024

Net sales for the first quarter of 2017 were $27 million higher than the first quarter of the prior year primarily due to higher shipments in Europe and Latin America and slightly higher prices, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

Segment operating profit for reportable segments for the first quarter of 2017 was $7 million higher than the first quarter of the prior year. The increase was largely attributable to higher sales volumes and slightly higher selling prices, partially offset by cost inflation and the unfavorable effect of changes in foreign currency exchange rates. All regions posted higher segment operating profit in the first quarter of 2017, except for Latin America.

Net interest expense for the first quarter of 2017 increased $12 million compared to the first quarter of 2016.  The increase was primarily due to $17 million of note repurchase premiums and the write off of deferred finance fees related to debt that was repaid prior to its maturity, partially offset by deleveraging and refinancing actions taken in 2016.

For the first quarter of 2017, the Company recorded earnings from continuing operations attributable to the Company of $49 million, compared to $68 million, in the first quarter of 2016. Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $46 million, in the first quarter of 2017 and $10 million in the first quarter of 2016 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2017	2016
Restructuring, asset impairment and other charges	$(39)	$(19)
Gain on China land compensation		7
Note repurchase premiums and write-off of finance fees	(17)
Net tax benefit for income tax on items above	9	4
Net impact of noncontrolling interests on items above	1	(2)
Total	$(46)	$(10)

Results of Operations — First Quarter of 2017 compared with First Quarter of 2016

Net Sales

The Company’s net sales in the first quarter of 2017 were $1,615 million compared with $1,588 million for the first quarter of 2016, an increase of $27 million, or 2%. Total glass container shipments, in tonnes, were up approximately 3% in the first quarter of 2017 compared to the prior year quarter and were largely driven by the European and Latin America regions and the beer, spirits and non-alcoholic beverage end markets. This resulted in approximately $26 million of additional sales. Unfavorable foreign currency exchange rates, primarily due to a weaker Euro and British pound, impacted sales by $6 million in the first quarter of 2017 compared to the first quarter of 2016. Slightly higher selling prices increased net sales by $10 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales— 2016		$1,566
Price	$10
Sales volume and mix	26
Effects of changing foreign currency rates	(6)
Total effect on reportable segment net sales		30
Reportable segment net sales— 2017		$1,596

Europe:  Net sales in Europe in the first quarter of 2017 were $554 million compared with $563 million for the first quarter of 2016, a decrease of $9 million, or 2%. The primary reason for the decline in net sales in Europe in the first quarter of 2017 was a $24 million impact due to foreign currency exchange rate changes, as the Euro and British pound weakened in relation to the U.S. dollar. Glass container shipments in the first quarter of 2017 were up 4% compared to the first quarter of 2016 and were primarily driven by higher shipments to beer customers. This increased net sales by $23 million compared to the prior year quarter. As a result of the pass through of 2016 cost deflation to customers under contractual price adjustment formulas, selling prices in Europe were $8 million lower in the first quarter compared to the same period in the prior year.

North America:  Net sales in North America in the first quarter of 2017 were $528 million compared with $532 million for the first quarter of 2016, a decrease of $4 million, or less than 1%. Slightly higher selling prices increased net sales by $8 million in the first quarter of 2017. However, an unfavorable sales mix resulted in $13 million of lower sales. This impact to sales mix was due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Total glass container shipments in the region were flat in the first quarter of 2017 compared to the first quarter of 2016. Higher non-alcoholic beverage and spirits shipments were offset by lower shipments to food and beer customers in the quarter. The favorable effects of foreign currency exchange rate changes increased net sales $1 million in the first quarter of 2017 compared to 2016.

Latin America:  Net sales in Latin America in the first quarter of 2017 were $341 million compared with $312 million for the first quarter of 2016, an increase of $29 million, or 9%. Strong shipments in Mexico and the Andean countries, especially to beer customers, offset lower shipments in Brazil. Brazil continues to be impacted by a general economic slowdown. Total glass container shipments in the region were up 4% in the first quarter of 2017 compared to the same quarter in the prior year and this increased sales by $9 million. The favorable effects of foreign currency exchange rate changes increased net sales $11 million in the first quarter of 2017 compared to 2016, principally due to a strengthening of the Brazilian real and Colombian peso, in relation to the U.S. dollar. Higher pricing increased net sales by $9 million in the current quarter.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2017 were $173 million compared with $159 million for the first quarter of 2016, an increase of $14 million, or 9%. The favorable effects of foreign currency exchange rate changes during the first quarter of 2017, primarily due to the strengthening of the Australian dollar and New Zealand dollar in relation to the U.S. dollar, increased net sales by $6 million. Glass container shipments were up 1% in the first quarter of 2017 compared to the same period in the prior year, primarily due to increased wine shipments in Australia and increased beer shipments in Southeast Asia, and this contributed to $7 million of higher sales in the quarter. Slightly higher selling prices also increased net sales by $1 million in the current quarter.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $73 million in the first quarter of 2017 compared to $101 million in the first quarter of 2016, a decrease of $28 million, or 28%. This decrease was primarily related to higher restructuring, asset impairment and other charges, as well as higher charges related to debt redeemed in the first quarter of 2017, partially offset by higher segment operating profit and lower retained corporate and other costs.

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

Segment operating profit of reportable segments in the first quarter of 2017 was $218 million compared to $211 million for the first quarter of 2016, an increase of $7 million, or 3%. The increase was largely attributable to higher sales volumes and slightly higher selling prices, partially offset by cost inflation and the unfavorable effect of changes in foreign currency exchange rates.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2016		$211
Price	$10
Sales volume and mix	8
Operating costs	(9)
Effects of changing foreign currency rates	(2)
Total net effect on reportable segment operating profit		7
Reportable segment operating profit - 2017		$218

Europe:  Segment operating profit in Europe in the first quarter of 2017 was $59 million compared with $55 million in the first quarter of 2016, an increase of $4 million, or 7%. The increase in sales volume discussed above improved segment operating profit by $5 million. Operating costs were $10 million lower in the first quarter of 2017 than the prior year quarter due to logistics savings and other cost reductions. Lower selling prices decreased segment operating profit in the first quarter of 2017 by $8 million. The unfavorable effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year quarter.

North America:  Segment operating profit in North America in the first quarter of 2017 was $85 million compared with $76 million in the first quarter of 2016, an increase of $9 million, or 12%. Operating costs were $3 million lower in the first quarter of 2017 than the prior year quarter due to cost reductions related to procurement, logistics and operating expenses and higher equity earnings from the Company’s joint venture with Constellation Brands in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North American region. In prior years, equity earnings from this joint venture were recorded in retained corporate costs and other as the joint venture was mostly in construction mode.  Selling prices were $8 million higher in the current quarter compared to the prior year quarter. The unfavorable sales mix discussed above decreased segment operating profit by $2 million.

Latin America:  Segment operating profit in Latin America in the first quarter of 2017 was $54 million compared with $63 million in the first quarter of 2016, a decrease of $9 million, or 14%. Segment operating profit was impacted by $22 million of higher operating costs, primarily due to substantial cost inflation throughout the region. Partially offsetting these declines were higher selling prices that increased segment operating profit in the first quarter of 2017 by $9 million. The increase in sales volume discussed above increased segment operating profit by $4 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2017 was $20 million compared with $17 million in the first quarter of 2016, an increase of $3 million, or 18%. The increase in sales volume discussed above improved segment operating profit by $1 million.  Higher selling prices also increased segment operating profit in the first quarter of 2017 by $1 million. The favorable effects of foreign currency exchange rate changes increased segment operating profit by $1 million in the first quarter of 2017 compared to 2016.

Interest Expense, Net

Net interest expense for the first quarter of 2017 was $78 million compared with $66 million for the first quarter of 2016. The increase in the first quarter of 2017 was primarily due to $17 million of note repurchase premiums and the write off of deferred finance fees that were related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $5 million in the first quarter of 2017 compared to the same quarter in the prior year due to deleveraging and refinancing actions taken in 2016.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2017 was 27.4% compared to 26.7% for the three months ended March 31, 2016.

The Company expects that the full year effective tax rate for 2017 will be approximately 25% (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2017, the Company recorded earnings from continuing operations attributable to the Company of $49 million, compared to $68 million in the first quarter of 2016. Earnings in both periods included items that management considered not representative of ongoing operations.  These items decreased net earnings attributable to the Company by $46 million in the first quarter of 2017 and $10 million in the first quarter of 2016 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase
	(Decrease)
Description	2017	2016
Restructuring, asset impairment and other charges	$(39)	$(19)
Gain on China land compensation		7
Note repurchase premiums and write-off of finance fees	(17)
Net tax benefit for income tax on items above	9	4
Net impact of noncontrolling interests on items above	1	(2)
Total	$(46)	$(10)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2017 were $28 million compared with $32 million for the first quarter of 2016. These costs are lower in the first quarter of 2017 than the same period in the prior year primarily due to lower management incentive accruals.

Restructuring, Asset Impairments and Other Charges

During the three months ended March 31, 2017, the Company recorded restructuring, asset impairment and other charges of $39 million. These charges primarily consist of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($23 million), Europe ($13 million) and North America ($3 million). Except for the charges recorded in Europe, the discrete restructuring charges recorded in the first quarter of 2017 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. Beginning in 2016, the Company has recorded total cumulative charges of $54 million related to a plant closure in Europe and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in the first quarter of 2017 in the Latin American and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective region. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

During the three months ended March 31, 2016, the Company recorded restructuring, asset impairment and other charges of $19 million. Partially offsetting this was a $7 million gain in the first quarter of 2016 related to compensation received for land that the Company was required to return to the Chinese government. These charges are primarily related to restructuring in the Latin America region. These charges primarily represented employee costs, write-down of assets, and other exit costs of $14 million for a plant closure in the first quarter of 2016 in Latin America, $3 million related to a previous plant closure in North America, $1 million in Asia Pacific and $1 million related to other restructuring actions. The discrete restructuring charges recorded in the first quarter of 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2016 in the Latin American region primarily relate to a capacity curtailment. The Company reallocated the products produced at this facility to others in the region. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2017.

See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that a subsidiary of the Company is free to pursue the enforcement of a prior arbitration award against Venezuela. That award amounts to more than $500 million after including interest from the date of the expropriation by Venezuela (October 26, 2010).  Venezuela’s application to annul the award is still pending.  The Company intends to take appropriate steps to vigorously enforce and collect the award, which is enforceable in approximately 150 member states that are party to the ICSID Convention. However, even with the lifting of the stay of enforcement, the Company recognizes that the collection of the award may present significant practical challenges. Because the award has yet to be satisfied and the annulment proceeding is pending, the Company is unable at this stage to reasonably predict the efforts that will be necessary to successfully enforce collection of the award, the amount of the award or the timing of any such collection efforts. Therefore, the Company has not recognized this award in its financial statements.

A separate arbitration is pending with ICSID to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.

The loss from discontinued operations of less than $1 million and $1 million for the three months ended March 31, 2017 and 2016, respectively, is related to ongoing costs related to the Venezuela expropriation.

Capital Resources and Liquidity

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on February 3, 2016 (the “Amended Agreement”).

At March 31, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, a $1,575 million term loan A facility ($1,370 million net of debt issuance costs), and a €279 million term loan A facility ($284 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At March 31, 2017, the Company had unused credit of $599 million available under the Amended

Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at March 31, 2017 was 2.46%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of (i) 4.5x for the three fiscal quarters ending March 31, 2017, June 30, 2017 and September 30, 2017, and (ii) 4.0x for the fourth fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

During August 2015, the Company issued senior notes with a face value of $700 million that bear interest at 5.875% and are due August 15, 2023 (the “Senior Notes due 2023”) and senior notes with a face value of $300 million that bear interest at 6.375% and are due August 15, 2025 (together with the Senior Notes due 2023, the “2015 Senior Notes”).  The 2015 Senior Notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds from the 2015 Senior Notes, after deducting the debt discount and debt issuance costs, totaled approximately $972 million.

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024 (the “Senior Notes due 2024”).  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement.  In March 2017, the Company expanded its borrowings under the Senior Notes due 2024 by issuing €225 million of additional notes that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $237 million and were used to repay a portion of the Company’s revolving credit facility.

In March 2017, OI Inc. purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  Approximately $22 million of the Senior Debentures remain outstanding as of March 31, 2017. As part of the tender offer, the Company recorded $17 million of additional interest charges for note repurchase premiums and the related write-off of unamortized finance fees in the first quarter of 2017.

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2017	2016	2016
Balance (included in short-term loans)	$148	$152	$157
Weighted average interest rate	0.88%	0.74%	1.03%

Cash Flows

Operating activities:  Cash utilized in continuing operating activities was $325 million for the three months ended March 31, 2017, compared to $290 million for the three months ended March 31, 2016. The increase in cash utilized in continuing operating activities in the first three months of 2017 was primarily due to lower net earnings and an increase in working capital of $542 million in the first quarter of 2017 compared to an increase in working capital of $488 million in the first quarter of 2016.  The increase in working capital was mainly due to higher accounts receivable in the first quarter of 2017. Partially offsetting this were higher non-cash charges, such as restructuring, asset impairment and related charges, in the first quarter of 2017.

Investing activities:  Cash utilized in investing activities was $114 million for the three months ended March 31, 2017, compared to $133 million for the three months ended March 31, 2016. Capital spending for property, plant and equipment was $98 million during the first three months of 2017 and $117 million in the same period in 2016. Acquisition activities were $17 million and $22 million in the first quarter of 2017 and 2016, respectively, and were primarily related to contributions made to the Company’s investment in a joint venture in Nava, Mexico.

Financing activities:  Cash provided by financing activities was $245 million for the three months ended March 31, 2017, compared to $265 million for the three months ended March 31, 2016. The decrease in cash provided by financing activities was primarily due to the payment of $19 million of finance fees in the first quarter of 2017, principally related to note repurchase premiums associated with the tender offer to purchase OI Inc.’s 2018 Senior Debentures.

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

There have been no other material changes in critical accounting estimates at March 31, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) the Company’s ability to realize expected growth opportunities, cost savings and synergies from the Vitro Acquisition, (2) foreign currency fluctuations relative to the U.S. dollar, (3) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (4) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions, disruptions in capital markets, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (5) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (6) consumer preferences for alternative forms of packaging, (7) cost and availability of raw materials, labor, energy and transportation, (8) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (9) consolidation among competitors and customers, (10) the Company’s ability to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (11) unanticipated expenditures with respect to environmental, safety and health laws, (12) the Company’s ability to further develop its sales, marketing and product development capabilities, (13) the Company’s ability to prevent and detect cybersecurity threats against its information technology systems, (14) changes in U.S. trade policies, (15) the Company’s ability to achieve its strategic plan, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes in market risk at March 31, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2017 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.  Exhibits.

Exhibit 10.1	Form of Performance Stock Unit Agreement (Second Amended and Restated 2005 Incentive Award Plan of Owens-Illinois, Inc.).

Exhibit 10.2	Form of Restricted Stock Unit Agreement (Second Amended and Restated 2005 Incentive Award Plan of Owens-Illinois, Inc.).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS GROUP, INC.

Date	April 25, 2017	By	/s/ Jan A. Bertsch
Jan A. Bertsch
President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)