Form 10-K
period 2017-12-31
OWENS-ILLINOIS GROUP INC
filed 2018-02-14
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of shares of common stock, $.01 par value of Owens-Illinois Group, Inc. outstanding as of January 31, 2018 was 100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Owens-Illinois, Inc. Proxy Statement for The Annual Meeting of Share Owners To Be Held Thursday, May 10, 2018 (“Proxy Statement”) are incorporated by reference into Part III hereof.

The registrant, along with most of its direct and indirect wholly-owned subsidiaries, has guaranteed certain debt securities issued by one of its indirect wholly-owned subsidiaries, Owens-Brockway Glass Container Inc. (the “issuer”).  The consolidating condensed financial statements of the registrant depicting separately the registrant, the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries are presented in the notes to the registrant’s consolidated financial statements.

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this Form with a partially reduced disclosure format which omits the information otherwise required by Item 10, 11, 12 and 13 as permitted under General Instructions I (2)(c) of Form 10-K.

PART I

ITEM 1. BUSINESS

General Development of Business

Owens‑Illinois Group, Inc., a Delaware corporation (the “Company”), through its subsidiaries, is the successor to a business established in 1903. The Company is the largest manufacturer of glass containers in the world with 78 glass manufacturing plants in 23 countries. It competes in the glass container segment of the rigid packaging market and is the leading glass container manufacturer in most of the countries where it has manufacturing facilities.

Company Strategy

The Company’s vision is to responsibly provide innovative and competitive packaging solutions for the world’s leading food and beverage companies. Its goal is to enable future success for its customers, employees and share owners. The Company will realize its vision and goal by achieving its strategic ambitions including:

•

To be the preferred supplier for glass packaging in the global food and beverage industry by significantly improving the customer experience; aligning its activity with customers’ value; improving quality and flexibility; and improving innovation and speed of commercialization; as well as increasing sales, marketing, end-to-end supply chain capabilities and talent;

•

To be the most cost effective producer in the global glass packaging segment by ensuring asset stability and total systems cost management; increasing efficiency, leveraging automation, and improving quality; cultivating game changing concepts that create new competitive advantages; and focusing on continuous improvement; and

•	To expand its business in attractive, growing markets and segments by growing with strategic customers; expanding into attractive new markets; and evaluating expansion into the value chain.

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

Customers

In most of the countries where the Company competes, it has the leading position in the glass container segment of the rigid packaging market based on sales revenue. The Company’s largest customers consist mainly of the leading global food and beverage manufacturers, including (in alphabetical order) Anheuser‑Busch InBev, Brown Forman, Carlsberg, Coca-Cola, Constellation, Diageo, Heineken, MillerCoors, Nestle and Pernod Ricard. No customer represents more than 10% of the Company’s consolidated net sales.

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

Europe. The Company has a leading share of the glass container segment of the rigid packaging market in the European countries in which it operates, with 34 glass container manufacturing plants located in the Czech Republic, Estonia, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom. These plants primarily produce glass containers for the beer, wine, champagne, spirits, non-alcoholic beverages and food markets in these countries. The Company also has interests in two joint ventures that manufacture glass containers in Italy. Throughout Europe, the Company competes directly with a variety of glass container manufacturers including Verallia, Ardagh Group, Vetropack, Vidrala and BA Vidro.

North America. The Company has 19 glass container manufacturing plants in the U.S. and Canada, and interests in two joint ventures that manufacture glass containers. Also, the Company has a distribution facility used to import glass containers from its business in Mexico. The Company has the leading share of the glass container segment of the U.S. rigid packaging market, based on sales revenue by domestic producers. The principal glass container competitors in the U.S. are the Ardagh Group and Anchor Glass Container. Imports from China, Mexico, Taiwan and other countries also compete in U.S. glass container segments. Additionally, there are several major consumer packaged goods companies that self‑manufacture glass containers.

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

Seasonality

Sales of many glass container products such as beer, beverages and food are seasonal. Shipments in North America and Europe are typically greater in the second and third quarters of the year, while shipments in the Asia Pacific region are typically greater in the first and fourth quarters of the year, and shipments in Latin America are typically greater the last three quarters of the year.

Manufacturing

The Company has 78 glass manufacturing plants. It constantly seeks to improve the productivity of these operations through the systematic upgrading of production capabilities, sharing of best practices among plants and effective training of employees.

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

In Europe and Asia Pacific, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts have terms that can range from one to three years. In Latin America, the Company primarily enters into fixed price contracts for its energy requirements in most of the countries in which it operates and the remaining energy requirements are subject to changing natural gas market prices and economic impacts. These fixed price contracts typically have terms of one to ten years, and generally include annual price adjustments for inflation and for certain contracts price adjustments for foreign currency variation.

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

Research, Development and Engineering

Research, development and engineering constitute important parts of the Company’s technical activities. Expenditures for these activities were $60 million, $65 million and $64 million for 2017, 2016, and 2015, respectively. The Company primarily focuses on advancements in the areas of product innovation, manufacturing process control, melting technology, automatic inspection, light‑weighting and further automation of manufacturing activities. The Company’s research and development activities are conducted principally at its corporate facilities in Perrysburg, Ohio.

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

The Company has agreements to license its proprietary glass container technology and to provide technical assistance to a limited number of companies around the world. These agreements cover areas related to manufacturing and engineering assistance. The worldwide licensee network provides a stream of revenue to help support the Company’s development activities. In 2017, 2016, and 2015, the Company earned $11 million, $13 million and $12 million, respectively, in royalties and net technical assistance revenue.

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

In the U.S., Canada, Europe and elsewhere, government authorities have adopted or are considering legal requirements that would mandate certain recycling rates, the use of recycled materials, or limitations on or preferences for certain types of packaging. The Company believes that governments worldwide will continue to develop and enact legal requirements guiding customer and end‑consumer packaging choices.

Sales of beverage containers are affected by governmental regulation of packaging, including deposit laws and extended producer responsibility regulations. As of December 31, 2017, there were a number of U.S. states, Canadian provinces and territories, European countries and Australian states with some form of incentive for consumer returns of glass bottles in their law. The structure and enforcement of such laws and regulations can impact the sales of beverage containers in a given jurisdiction. Such laws and regulations also impact the availability of post‑consumer recycled glass for the Company to use in container production.

A number of states and provinces have recently considered or are now considering laws and regulations to encourage curbside, deposit and on premise glass recycling. Although there is no clear trend in the direction of these state and provincial laws and proposals, the Company believes that states and provinces, as well as municipalities within those jurisdictions, will continue to adopt recycling laws, which will impact supplies of recycled glass. As a large user of recycled glass for making new glass containers, the Company has an interest in laws and regulations impacting supplies of such material in its markets.

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

In North America, both the U.S. and Canada are engaged in significant legislative and regulatory activities relating to greenhouse gas (“GHG”) emissions, at the federal, state and provincial levels of government. The U.S. Environmental Protection Agency (“EPA”) regulates emissions of GHG air pollutants under the Clean Air Act, which grants the EPA authority to establish limits for certain air pollutants and to require compliance, levy penalties and bring civil judicial action against violators. The structure and scope of the EPA’s GHG regulations are currently the subject of litigation and are expected to be the subject of federal legislative activity. The EPA regulations, if preserved as proposed, could have a significant long‑term impact on the Company’s U.S. operations. The EPA also implemented the Cross‑State Air Pollution Rule, which requires certain states in the eastern half of the U.S. to improve air quality by reducing power plant emissions that cross state lines and contribute to smog and soot pollution in downwind states.  This rule only applies to power plants at the present time.  The state of California in the U.S., and the provinces of Quebec and Ontario in Canada, have adopted cap‑and‑trade legislation aimed at reducing GHG emissions.

In Asia Pacific, the National Greenhouse and Energy Reporting Act 2007 commenced on July 1, 2008 in Australia and established a mandatory reporting system for corporate GHG emissions and energy production and consumption. In July 2014, the Australian government introduced the Emissions Reduction Fund (“ERF”) which comprises an element to credit emissions reductions, a fund to purchase emissions reductions and a safeguard mechanism. The ERF purchases the lowest cost abatement (in the form of Australian carbon credit units) from a wide range of sources, providing an incentive to businesses, households and landowners to proactively reduce their emissions, while the safeguard mechanism (effective from July 1, 2016) ensures that emissions reductions paid for through the crediting and purchasing elements of the ERF are not offset by significant increases in emissions above business-as-usual levels elsewhere in the economy. An emissions trading scheme has been in effect in New Zealand since 2008.

In Latin America, the Brazilian government passed a law in 2009 requiring companies to reduce the level of GHG emissions by the year 2020. In the other Latin American countries, national and local governments are considering proposals that would also impose regulations to reduce CO2 emissions.

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

Employees

The Company’s worldwide operations employed approximately 26,500 persons as of December 31, 2017. Approximately 74% of North American employees are hourly workers covered by collective bargaining agreements. The principal collective bargaining agreement, which at December 31, 2017, covered approximately 75% of the Company’s union‑affiliated employees in North America, will expire on March 31, 2019.

Approximately 82% of employees in Latin America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in Latin America, Australia and New Zealand have varying terms and expiration dates. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. The Company considers its employee relations to be good and does not anticipate any material work stoppages in the near term.

Financial Information about Foreign and Domestic Operations

Information as to net sales, segment operating profit, and assets of the Company’s reportable segments is included in Note 2 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Substantial Leverage—The Company’s indebtedness could adversely affect the Company’s financial health.

The Company has a significant amount of debt. As of December 31, 2017 and December 31, 2016, the Company had approximately $5.3 billion of total debt outstanding.

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

The Company’s ability to make payments on and to refinance its indebtedness and to fund working capital, capital expenditures, acquisitions, development efforts and other general corporate purposes depends on its ability to generate cash in the future. The Company has no assurance that it will generate sufficient cash flow from operations, or that future borrowings will be available under the secured credit agreement, in an amount sufficient to enable the Company to pay its indebtedness, or to fund other liquidity needs. If short-term interest rates increase, the Company’s debt service cost will increase because some of its debt is subject to short-term variable interest rates. At December 31, 2017, the Company’s debt, including interest rate swaps, that is subject to variable interest rates represented approximately 41% of total debt.

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

Cash Used to Satisfy Other Obligations – A portion of the Company’s cash flow will be used to make payments to OI Inc. to satisfy certain litigation-related obligations, including settlement of asbestos-related claims.

Although OI Inc. does not conduct any operations, it has substantial obligations to satisfy claims of persons for exposure to asbestos and related expenses and to pay other ordinary-course obligations. OI Inc. relies wholly on distributions from the Company to meet these obligations. OI Inc.’s asbestos-related payments were $110 million, $125 million, and $138 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company operates manufacturing and other facilities throughout the world. Net sales from non‑U.S. operations totaled approximately $4.8 billion, representing approximately 70% of the Company’s net sales for the year ended December 31, 2017. As a result of its non‑U.S. operations, the Company is subject to risks associated with operating in foreign countries, including:

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

The Company is subject to significant competition from other glass container producers, as well as from makers of alternative forms of packaging, such as aluminum cans and plastic containers. The Company also competes with manufacturers of non‑rigid packaging alternatives, including flexible pouches and aseptic cartons, in serving the packaging needs of certain end‑use markets, including juice customers. The Company competes with each rigid packaging competitor on the basis of price, quality, service and the marketing and functional attributes of the container. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers and/or using an alternative form of packaging. The adverse effects of consumer purchasing decisions may be more significant in periods of economic downturn and may lead to longer- term reductions in consumer spending on glass-job act packaged products.

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

Business Integration Risks—The Company may not be able to effectively integrate additional businesses it acquires in the future.

The Company may consider strategic transactions, including acquisitions that will complement, strengthen and enhance growth in its worldwide glass operations. The Company evaluates opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

•

The inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be located in diverse geographic regions) and achieve expected synergies;

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

The Company is subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other tax law changes, as well as ongoing audits by domestic and international authorities, could reduce the Company’s net income and cash flow from affected jurisdictions. In particular, additional guidance is likely to be issued providing further clarification on the application of the U.S. Tax Cuts and Jobs Act which was signed into law on December 22, 2017. Further, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the U.S. legislation. This additional guidance, along with the potential for additional global tax legislation changes, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions. In addition, the Company’s products are subject to import and excise duties and/or sales or value‑added taxes in many jurisdictions in which it operates. Increases in these indirect taxes could affect the affordability of the Company’s products and, therefore, reduce demand.

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

Many international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (EU), the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of 34 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (EC) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. Due to the large scale of the Company’s U.S. and international business activities, many of these proposed changes to the taxation of the Company’s activities, if enacted, could increase the Company’s worldwide effective tax rate and harm results of operations.

Labor Relations—Some of the Company’s employees are unionized or represented by workers’ councils.

The Company is party to a number of collective bargaining agreements with labor unions which at December 31, 2017, covered approximately 74% of the Company’s employees in North America. The principal collective bargaining agreement, which at December 31, 2017 covered approximately 75% of the Company’s union‑affiliated employees in North America, will expire on March 31, 2019. Approximately 82% of employees in Latin America are covered by collective bargaining agreements. The majority of the hourly workers in Australia and New Zealand are also covered by collective bargaining agreements. The collective bargaining agreements in Latin America, Australia and New Zealand have varying terms and expiration dates. Upon the expiration of any collective bargaining agreement, if the Company is unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. In Europe, a large number of the Company’s employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require the Company to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of the Company’s employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure the Company’s workforce. In addition, if the Company’s employees were to engage in a strike or other work stoppage, the Company could experience a significant disruption of operations and/or higher ongoing labor costs, which may have a material adverse effect on operations.

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

Cybersecurity and Information Technology—Security threats and the failure or disruption of the confidentiality, integrity and availability of the Company’s information technology, or those of third parties, could have a material adverse effect on its business and the results of operations.

The Company relies on information technology (“IT”) to operate its plants, to communicate with its employees, customers and suppliers, to store sensitive business information and intellectual property, and to report financial and operating results. In addition, the Company collects and stores certain data, including confidential or personal information of employees, customers and suppliers. As with all IT systems, the Company’s IT system, or any third party’s system on which the Company relies, could fail on its own accord or may be vulnerable to a variety of interruptions due to events, including, but not limited to, natural disasters, terrorist attacks, sabotage, telecommunications failures, cybersecurity vulnerabilities, and sophisticated and targeted cyber-related attacks or computer crimes.

As the prevalence of cyberattacks on various organizations continues to increase, the Company’s IT systems, or those of third parties, may be subject to increased security threats and the Company may incur additional costs to upgrade its security measures. The Company’s measures in place to prevent and detect global security threats may be unable to prevent certain security breaches. This may result in transactional errors, business disruptions, loss or damage of intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could have a material adverse effect on operations. Any resulting costs or losses may not be covered by, or may exceed the coverage limits of the Company’s cyber insurance.

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

New accounting standards or pronouncements could adversely affect the Company’s operating results or cause unanticipated fluctuations in its results in future periods. The accounting rules and regulations that the Company must comply with are complex and continually changing. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. The Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward. In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on the Company’s consolidated balance sheets. Implementing changes required by this new standard will require a significant expenditure of time, attention and resources, including significant upgrades to and investments in the Company’s lease administration systems and other accounting systems, and could result in significant adverse changes to our financial statements.

Goodwill—A significant write down of goodwill would have a material adverse effect on the Company’s reported results of operations and net worth.

Goodwill at December 31, 2017 totaled $2.6 billion. The Company evaluates goodwill annually (or more frequently if impairment indicators arise) for impairment using the required business valuation methods. These methods include the use of a weighted average cost of capital to calculate the present value of the expected future cash flows of the Company’s reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause the Company’s goodwill to be impaired, resulting in a non‑cash charge against results of operations to write down goodwill for the amount of the impairment. If a significant write down is required, the charge would have a material adverse effect on the Company’s reported results of operations and net worth.

Pension Funding—An increase in the underfunded status of the Company’s pension plans could adversely impact the Company’s operations, financial condition and liquidity.

The Company contributed $31 million, $38 million and $17 million to its defined benefit pension plans in 2017, 2016, and 2015, respectively. The amount the Company is required to contribute to these plans is determined by the laws and regulations governing each plan, and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would increase the underfunded status of the plans. An increase in the underfunded status of the plans could result in an increase in the Company’s obligation to make contributions to the plans, thereby reducing the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s operations, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal manufacturing facilities and other material important physical properties of the Company at December 31, 2017 are listed below. All properties are glass container plants and are owned in fee, except where otherwise noted.

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
Holzminden

Hungary
Oroshaza

Italy
Asti		Origgio
Aprilia		Ottaviano
Bari		San Gemini
Marsala		San Polo
Mezzocorona		Villotta

The Netherlands
Leerdam		Maastricht

Poland
Jaroslaw		Poznan

Spain
Barcelona		Sevilla

United Kingdom
Alloa		Harlow

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below relates to each of the five years in the period ended December 31, 2017, which was derived from the audited consolidated financial statements of the Company.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Consolidated operating results (a):
Net sales	$6,869	$6,702	$6,156	$6,784	$6,967
Cost of goods sold	(5,736)	(5,490)	(5,046)	(5,531)	(5,636)
Gross profit	1,133	1,212	1,110	1,253	1,331
Selling and administrative, research, development and engineering	(562)	(568)	(540)	(586)	(568)
Other expense, net	(28)	(16)	(35)	(84)	(54)
Earnings before interest expense and items below	543	628	535	583	709
Interest expense, net	(268)	(272)	(251)	(230)	(229)
Earnings from continuing operations before income taxes	275	356	284	353	480
Provision for income taxes	(70)	(119)	(106)	(92)	(120)
Earnings from continuing operations	205	237	178	261	360
Loss from discontinued operations	(3)	(7)	(4)	(23)	(18)
Net earnings	202	230	174	238	342
Net (earnings) attributable to noncontrolling interests	(22)	(21)	(23)	(28)	(13)
Net earnings attributable to the Company	$180	$209	$151	$210	$329

	Years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Other data:
The following are included in earnings from continuing operations:
Depreciation	$387	$375	$323	$335	$350
Amortization of intangibles	101	103	86	83	47
Amortization of deferred finance fees (included in interest expense)	13	13	15	30	32
Balance sheet data (at end of period):
Working capital (current assets less current liabilities)	$240	$309	$342	$186	$446
Total assets	9,756	9,135	9,421	7,843	8,393
Total debt	5,283	5,328	5,573	3,445	3,541
Total share owner's equity	1,509	1,055	1,096	1,710	2,051

(a)	Note that the items below relate to items management considers not representative of ongoing operations.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Cost of goods sold
Pension settlement charges	$200	$98	$—	$50	$—
Acquisition-related fair value inventory adjustments			22
Restructuring, asset impairment and related charges				8
Selling and administrative, research, development and engineering
Pension settlement charges	18			15
Other expense, net
Restructuring, asset impairment and other charges	77	129	75	78	119
Gain on China land sale		(71)
Non-income tax charge				69
Acquisition-related fair value intangible adjustments			10
Strategic transaction costs			23
Equity earnings related charges			5	5
Interest expense, net
Note repurchase premiums and additional interest charges for the write-off of unamortized deferred financing fees related to the early extinguishment of debt	18	9	42	20	11
Provision for income taxes
Net tax (benefit) expense for income tax on items above	(27)	1	(15)	(34)	(14)
Tax expense (benefit) recorded for certain tax adjustments	(29)	(8)	8	(8)
Net earnings attributable to noncontrolling interest
Net impact of noncontrolling interests on items above	(3)	2			(13)
	$254	$160	$170	$203	$103

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

Beginning in the first quarter of 2018, to better leverage its scale and presence across a larger geography and market, and to reduce administrative costs, the Company merged the North America and Latin America segments into one segment named the Americas. This change in segment reporting for the Americas is aligned with the Company’s internal approach to managing, reporting, and evaluating performance of this region.

Financial information regarding the Company’s reportable segments is as follows (dollars in millions):

	2017	2016	2015
Net sales:
Europe	$2,375	$2,300	$2,324
North America	2,160	2,220	2,039
Latin America	1,551	1,432	1,064
Asia Pacific	714	684	671
Reportable segment totals	6,800	6,636	6,098
Other	69	66	58
Net sales	$6,869	$6,702	$6,156

	2017	2016	2015
Segment operating profit:
Europe	$263	$237	$209
North America	318	299	265
Latin America	296	269	183
Asia Pacific	65	77	83
Reportable segment totals	942	882	740
Items excluded from segment operating profit:
Retained corporate costs and other	(104)	(98)	(70)
Pension settlement charges	(218)	(98)
Restructuring, asset impairment and other related charges	(77)	(129)	(80)
Gain on China land sale		71
Strategic transaction costs			(23)
Acquisition-related fair value inventory adjustments			(22)
Acquisition-related fair value intangible adjustments			(10)
Non-income tax charge
Interest expense, net	(268)	(272)	(251)
Earnings from continuing operations before income taxes	275	356	284
Provision for income taxes	(70)	(119)	(106)
Earnings from continuing operations	205	237	178
Loss from discontinued operations	(3)	(7)	(4)
Net earnings	202	230	174
Net earnings attributable to noncontrolling interests	(22)	(21)	(23)
Net earnings attributable to the Company	$180	$209	$151

Net earnings from continuing operations attributable to the Company	$183	$216	$155

Note: all amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview—Comparison of 2017 with 2016

2017 Highlights

•	Net sales were up nearly 3% compared to the prior year, driven by higher shipments, higher prices and the favorable effects of changes in foreign currency exchange rates
•	Driven by higher shipments and progress on strategic initiatives, segment operating profit was higher in all regions, except for Asia Pacific, compared to the prior year
•	Issued €225 million and $310 million of senior notes and repaid higher-cost debt
•	Received $115 million from selling the Company’s right, title and interest in amounts due under a prior arbitration award in Venezuela

Net sales increased by $167 million compared to the prior year primarily due to the favorable effect of changes in foreign currency exchange rates, higher shipments and higher prices.

Earnings from continuing operations before income taxes were $81 million lower in 2017 than the prior year primarily due to higher pension settlement charges, partially offset by higher segment operating profit. Segment operating profit for reportable segments increased by $60 million compared to the prior year. For 2017, segment operating profit in all regions, except for Asia Pacific, exceeded prior year amounts.

Net interest expense in 2017 decreased $4 million compared to 2016. Net interest expense included $18 million and $9 million in 2017 and 2016, respectively, for note repurchase premiums and the write‑off of finance fees related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $13 million in 2017 primarily due to deleveraging and refinancing actions.

For 2017, the Company recorded earnings from continuing operations attributable to the Company of $183 million, compared with earnings of $216 million for 2016. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $254 million in 2017 and $160 million in 2016.

Results of Operations—Comparison of 2017 with 2016

Net Sales

The Company’s net sales in 2017 were $6,869 million compared with $6,702 million in 2016, an increase of $167 million, or approximately 3%. Higher selling prices benefited net sales by $61 million in 2017. Total glass container shipments, in tonnes, were up approximately 1% in 2017 compared to the same period in the prior year. However, an unfavorable sales mix resulted in approximately $3 million of lower sales. Favorable foreign currency exchange rates, primarily due to a stronger Euro, Brazilian real, Colombian peso, Australian dollar and New Zealand dollar, increased sales by $106 million.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Net sales— 2016		$6,636
Price	$61
Sales volume	(3)
Effects of changing foreign currency rates	106
Total effect on net sales		164
Net sales— 2017		$6,800

Europe:  Net sales in Europe in 2017 were $2,375 million compared with $2,300 million in 2016, an increase of $75 million, or 3%. Net sales in 2017 were benefited by a 1% increase in glass container shipments driven by higher shipments to beer, spirits and wine customers. This increased net sales by $28 million compared to the prior year. Favorable foreign currency exchange rates increased net sales by $57 million, as the Euro strengthened in relation to the U.S. dollar. As a result of the pass through of 2016 cost deflation to customers under contractual price adjustment formulas, selling prices in Europe were $10 million lower in 2017 compared to the same period in the prior year.

North America:  Net sales in North America in 2017 were $2,160 million compared with $2,220 million in 2016, a decrease of $60 million, or 3%. Slightly higher selling prices increased net sales by $21 million in 2017. Total glass shipments in the region were down 3% in 2017 compared to the prior year, driven primarily by lower sales to beer customers. These lower shipments and an unfavorable sales mix resulted in $84 million of lower sales. This impact to sales mix was partially due to several customers converting a portion of their glass shipments from carton packaging to bulk shipments. Favorable foreign currency exchange rates increased net sales by $3 million, as the Canadian dollar strengthened in relation to the U.S. dollar.

Latin America:  Net sales in Latin America in 2017 were $1,551 million compared with $1,432 million in 2016, an increase of $119 million, or 8%. Strong shipments in Mexico and higher shipments in Brazil drove total glass container shipments in the region up 4% in 2017 compared to the prior year and this increased sales by $52 million. The favorable effects of foreign currency exchange rate changes increased net sales $29 million in 2017, principally due to a strengthening of the Brazilian real and Colombian peso in relation to the U.S. dollar. Higher pricing increased net sales by $38 million in 2017.

Asia Pacific:  Net sales in Asia Pacific in 2017 were $714 million compared with $684 million in 2016, an increase of $30 million, or 4%. The favorable effects of foreign currency exchange rates changes during 2017, primarily due to the strengthening of the Australian dollar and New Zealand dollar in relation to the U.S. dollar, increased net sales by $17 million. Glass container shipments were down 1% in 2017 as higher shipments to food customers were more than offset by lower shipments to beer and non-alcoholic beverage customers. This resulted in a slightly favorable sales mix, which contributed to $1 million of higher sales in 2017. Slightly higher selling prices also increased net sales by $12 million in 2017.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $275 million in 2017 compared with $356 million for the same period in 2016, a decrease of $81 million, or 23%. This decrease was primarily due to higher pension settlement charges, partially offset by higher segment operating profit.

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

Segment operating profit of reportable segments in 2017 was $942 million compared to $882 million in 2016, an increase of $60 million, or 7%. Higher selling prices increased segment operating profit by $61 million and the favorable effects of foreign currency exchange rates increased segment operating profit by $11 million in 2017. Partially offsetting this was $12 million of higher operating costs.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Segment operating profit - 2016		$882
Price	$61
Sales volume	—
Operating costs	(12)
Effects of changing foreign currency rates	11
Total net effect on segment operating profit		60
Segment operating profit - 2017		$942

Europe:  Segment operating profit in Europe in 2017 was $263 million compared with $237 million in 2016, an increase of $26 million, or 11%. Operating costs were $25 million lower in 2017 than the prior year period due to cost savings initiatives, benefits realized from a permanent footprint adjustment and cost deflation. The increase in sales volume discussed above improved segment operating profit by $6 million. Lower selling prices decreased segment operating profit in 2017 by $10 million. The favorable effects of foreign currency exchange rates increased segment operating profit by $5 million in 2017.

North America:  Segment operating profit in North America in 2017 was $318 million compared with $299 million in 2016, an increase of $19 million, or 6%. Selling prices were $21 million higher in 2017 compared to the prior year. The unfavorable sales mix and lower shipments discussed above decreased segment operating profit by $19 million. Operating costs in 2017 were lower than the same period in the prior year and this increased segment operating profit by $12 million. Higher cost inflation in 2017 was more than offset by cost reductions, logistics savings and higher equity earnings from the Company’s joint-venture with Constellation Brands (“Constellation Brands”) in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North American region. In prior years, equity earnings from this joint-venture were recorded in retained corporate costs and other as it was mostly in construction mode. In addition, approximately $5 million in gains related to non-strategic asset sales were recognized by the region in 2017.

Latin America:  Segment operating profit in Latin America in 2017 was $296 million compared with $269 million in 2016, an increase of $27 million, or 10%. Despite significant benefits from cost savings initiatives, substantial cost inflation and the nonoccurrence of gains on non-strategic asset sales recorded in the prior year increased operating costs by $28 million in 2017. Offsetting these declines were higher selling prices that increased segment operating profit in 2017 by $38 million. The increase in sales volume discussed above benefited segment operating profit by $12 million. The favorable effects of foreign currency exchange rates increased segment operating profit by $5 million in 2017.

Asia Pacific:  Segment operating profit in Asia Pacific in 2017 was $65 million compared with $77 million in 2016, a decrease of $12 million, or 16%. Despite cost containment efforts, cost inflation, higher supply chain costs and higher costs related to asset improvement projects in the region increased operating costs and decreased segment operating profit by $30 million in 2017. Costs associated with these asset improvement projects are planned to continue and will result in lower segment operating profit in the first half of 2018 in the region than the same period in 2017. Also, in 2017, higher selling prices increased segment operating profit by $12 million and the change in sales volume and mix discussed above increased segment operating profit by $1 million. In addition, the region recorded $4 million of gain related to a land sale in 2017. The favorable effects of foreign currency exchange rates increased segment operating profit by $1 million in 2017.

Interest Expense, net

Net interest expense in 2017 was $268 million compared with $272 million in 2016. Net interest expense included $18 million and $9 million in 2017 and 2016, respectively, for note repurchase premiums and the write‑off of finance fees related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $13 million in 2017 primarily due to deleveraging and refinancing actions.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for 2017 was 25.5%, compared with 33.4% for 2016. The Company’s effective tax rate for 2017 was lower than 2016 primarily due to the resolution of a tax matter that resulted in approximately $26 million of tax accruals reversed in 2017.

Excluding the amounts related to items that management considers not representative of ongoing operations, the Company’s effective tax rate for 2017 was approximately 21%, compared with approximately 24% for 2016. The rate for 2017 was lower than 2016 due to favorable resolution of certain tax matters during 2017.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. See Note 10 to the Consolidated Financial Statements for additional information.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests for 2017 was $22 million compared to $21 million for 2016.

Earnings from Continuing Operations Attributable to the Company

For 2017, the Company recorded earnings from continuing operations attributable to the Company of $183 million compared with earnings of $216 million for 2016. The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2017 and 2016 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2017	2016
Pension settlement charges	$(218)	$(98)
Restructuring, asset impairment and other charges	(77)	(129)
Note repurchase premiums and write-off of finance fees	(18)	(9)
Tax benefit for certain tax adjustments	29	8
Net benefit (charge) for income tax on items above	27	(1)
Net impact of noncontrolling interests on items above	3	(2)
Gain on China land sale		71
Total	$(254)	$(160)

Foreign Currency Exchange Rates

Given the global nature of its operations, the Company is subject to fluctuations in foreign currency exchange rates. As described above, the Company’s reported revenues and segment operating profit in 2017 were increased due to foreign currency effects compared to 2016.

This trend may not continue into 2018. During times of a strengthening U.S. dollar, the reported revenues and segment operating profit of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. The Company uses certain derivative instruments to mitigate a portion of the risk associated with changing foreign currency exchange rates.

Executive Overview—Comparison of 2016 with 2015

2016 Highlights

•

The Company’s acquisition on September 1, 2015 (the “Vitro Acquisition”) of the food and beverage glass container business of Vitro S.A.B. de C.V. and its subsidiaries (together “Vitro”) as constructed in the U.S., Mexico and Bolivia (the “Vitro Business”) increased net sales by $608 million and segment operating profit by $122 million in 2016 compared to 2015

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

For 2016, the Company recorded earnings from continuing operations attributable to the Company of $216 million compared with earnings of $155 million for 2015. Earnings in both periods included items that management considered not representative of ongoing operations. These items decreased earnings from continuing operations attributable to the Company by $160 million in 2016 and $170 million in 2015.

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

Earnings from Continuing Operations Attributable to the Company

For 2016, the Company recorded earnings from continuing operations attributable to the Company of $216 million compared with earnings of $155 million for 2015. The after tax effects of the items excluded from segment operating profit, the unusual tax items and the additional interest charges increased or decreased earnings in 2016 and 2015 as set forth in the following table (dollars in millions).

	Net Earnings
	Increase (Decrease)
Description	2016	2015
Restructuring, asset impairment and other charges	$(129)	$(80)
Pension settlement charges	(98)
Note repurchase premiums and write-off of finance fees	(9)	(42)
Gain on China land sale	71
Tax benefit (charge) for certain tax adjustments	8	(8)
Net benefit (charge) for income tax on items above	(1)	15
Net impact of noncontrolling interests on items above	(2)
Strategic transaction costs		(23)
Acquisition-related fair value inventory adjustments		(22)
Acquisition-related fair value intangible adjustments		(10)
Total	$(160)	$(170)

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

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for 2017 were $104 million compared with $98 million for 2016. These costs were higher in 2017 primarily due to lower equity earnings from the Company’s joint-venture with Constellation Brands in Mexico. Beginning in the first quarter of 2017, equity earnings from this joint-venture were recorded in the North America region. In prior years, equity earnings from this joint-venture were recorded in Retained Corporate Costs and Other as it was mostly in construction mode.

Retained corporate costs and other for 2016 were $98 million compared with $70 million for 2015. These costs were higher in 2016 primarily due to pension expense, management incentive compensation expense and the impact from currency hedges.

Restructuring, Asset Impairment and Other Charges

During 2017, the Company recorded charges totaling $77 million for restructuring, asset impairment and other charges. These charges reflect $72 million of plant and furnace closures, primarily in the Latin America and Europe regions and other charges of $5 million.

During 2016, the Company recorded charges totaling $129 million for restructuring, asset impairment and other charges. These charges reflect $98 million of plant and furnace closures, primarily in the European and Latin America regions. In addition, other charges of $31 million were recorded during 2017, primarily related to an impairment charge recorded at one of the Company’s equity investments.

During 2015, the Company recorded charges totaling $80 million for restructuring, asset impairment and other charges. These charges reflect $63 million of completed furnace closures, primarily in the North America and Latin America regions and other charges of $17 million.

See Note 8 to the Consolidated Financial Statements for additional information.

Pension Settlement Charges

During 2017, the Company recorded charges totaling $218 million for pension settlements in the United States, Canada and United Kingdom.

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

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of December 31, 2017, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.  However, in November 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. The Company is currently exploring potential next steps.

As of December 31, 2017, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations of $3 million and $7 million, for the years ended December 31, 2017 and 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Capital Resources and Liquidity

As of December 31, 2017, the Company had cash and total debt of $492 million and $5.3 billion, respectively, compared to $492 million and $5.3 billion, respectively, as of December 31, 2016. A significant portion of the cash was held in mature, liquid markets where the Company has operations, such as the U.S., Europe and Australia, and is readily available to fund global liquidity requirements. The amount of cash held in non‑U.S. locations as of December 31, 2017 was $451 million.

Current and Long‑Term Debt

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on September 28, 2017 (the “Amended Agreement”).

At December 31, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility and a $1,575 million term loan A facility ($1,148 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At December 31, 2017, the Company had unused credit of $888 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2017 was 3.17%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents (“Net Indebtedness”), by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

On September 28, 2017, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Amended Agreement.  Amendment No. 5 changes the calculation of the Total Leverage Ratio by excluding from the calculation of Net Indebtedness ordinary course revolver borrowings (except to the extent such borrowings existed at the prior year end) and non-recourse factoring or securitization debt.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

During March 2017, OI Inc. purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  In November 2017, the remaining $22 million of the 7.80% Senior Debentures were repurchased by OI Inc., the indenture relating thereto was discharged, and all collateral and guarantees thereunder were released. The Company recorded $18 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to these actions.

During December 2017, the Company issued senior notes with a face value of $310 million that bear interest at 4.000% and are due March 15, 2023.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $305 million and were used to repay a portion of the term loan A facility under the Amended Agreement.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These swap agreements were accounted for as fair value hedges (see Note 7 to the Consolidated Financial Statements).

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

Information related to the Company’s accounts receivable securitization program as of December 31, 2017 and 2016 is as follows:

	2017	2016
Balance (included in short-term loans)	$133	$152
Weighted average interest rate	0.76%	0.74%

Cash Flows

Operating activities:  Cash provided by continuing operating activities was $834 million for 2017 compared to $883 million for 2016. The decrease in cash provided by continuing operating activities in 2017 was primarily due to an increase in working capital of $89 million compared to a decrease of $90 million in 2016. This increase in working capital in 2017 was primarily due to the nonreccurrence of a $128 million refund the Company received in 2016 on value added taxes previously paid in conjunction with an acquisition. Lower pension contributions were more than offset by higher amounts of cash paid for restructuring activities in 2017 compared to the prior year.

Investing activities:  Cash utilized in continuing investing activities was $466 million for 2017 compared to $417 million for 2016. Capital spending for property, plant and equipment during 2017 was $441 million, compared with $454 million in the prior year.

Acquisition activities were $39 million and $56 million in 2017 and 2016, respectively, and were primarily related to contributions made to the Company’s joint venture with Constellation Brands in Nava, Mexico. In 2017, the Company received $14 million in net proceeds from the disposal of assets compared to $85 million in 2016. In 2016, these proceeds included the sale of land use rights in China that did not repeat in 2017. Also, in 2017, a subsidiary of the Company received $115 million from selling its right, title and interest in amounts due under a prior arbitration award against Venezuela related to a discontinued operation. See Note 19 to the Consolidated Financial Statements for additional information.

In October 2017, the Company signed an agreement to expand its joint venture with Constellation. To meet rising demand from Constellation’s adjacent brewery, the newly-expanded relationship provides for the addition of a fifth furnace, which is expected to be operational by the end of 2019. This capacity expansion, which is estimated to cost approximately $140 million, will be financed by equal contributions from both partners throughout 2018 and 2019. The term of the joint venture agreement was also expanded for ten additional years, to 2034.

Financing activities:  Cash utilized in financing activities was $502 million for 2017 compared to $353 million of cash utilized by financing activities for 2016. Financing activities in 2017 included additions to long-term debt of $1,458 million, which included the issuances of €225 million and $310 million of senior notes. Financing activities in 2017 also included the repayment of long-term debt of $1,764 million, which included the repayment of floating-rate debt in the Company’s Senior Secured Credit Facility and the repayment of the Payable to OI Inc. Financing activities in 2016 included additions to long-term debt of $1,235 million, which included the issuance of €500 million of senior notes. Financing activities in 2016 also included the repayment of long-term debt of $1,453 million, which included the repayment of floating-rate debt in the Company’s Senior Secured Credit Facility. Borrowings under short-term loans decreased by $36 million in 2017. The Company paid approximately $28 million in note repurchase premiums and finance fees in 2017 compared to $9 million in 2016.

The Company paid $17 million and $16 million in distributions to noncontrolling interests in 2017 and 2016, respectively.

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

Contractual Obligations and Off‑Balance Sheet Arrangements

The following information summarizes the Company’s significant contractual cash obligations at December 31, 2017 (dollars in millions).

	Payments due by period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Contractual cash obligations:
Long-term debt	$5,078	$4	$1,750	$892	$2,432
Capital lease obligations	54	7	13	12	22
Operating leases	258	73	94	54	37
Interest (1)	1,051	226	386	252	187
Purchase obligations (2)	1,910	566	693	290	361
Pension benefit plan contributions (3)	35	35
Postretirement benefit plan benefit payments (1)	100	11	20	21	48
Equity affiliate investment obligation (4)	70	30	40
Total contractual cash obligations	$8,556	$952	$2,996	$1,521	$3,087

	Amount of commitment expiration per period
		Less than			More than
	Total	one year	1 - 3 years	3 - 5 years	5 years
Other commercial commitments:
Standby letters of credit	$54	$54	$—	$—	$—
Total commercial commitments	$54	$54	$—	$—	$—

(1)	Amounts based on rates and assumptions at December 31, 2017.
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

(3)

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $35 million in 2018. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly.

(4)

In 2014, the Company entered into a joint venture agreement with Constellation Brands to operate a glass container plant in Nava, Mexico. To help meet current and rising demand from Constellation’s adjacent brewery, the joint venture plans to expand the plant over the next two years. The Company expects to contribute approximately $70 million for the joint venture’s expansion plans through 2019.

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

The Company believes that accounting for the impairment of long‑lived assets, pension benefit plans, and income taxes involves the more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Goodwill  –Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise).  Step 1 compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then goodwill impairment must be calculated.  Goodwill impairment will be calculated by comparing the reporting unit’s fair value of goodwill with the carrying amount of goodwill.  Any excess of the carrying value of the goodwill over the fair value will be recorded as an impairment loss.  The calculations of the BEV in Step 1 are based on significant unobservable inputs, such as projected future cash flows of the reporting units, discount rates, and terminal business value, and are classified as Level 3 in the fair value hierarchy. The Company’s projected future cash flows incorporates management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

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

During the fourth quarter of 2017, the Company completed its annual impairment testing and determined that no impairment of goodwill existed. Goodwill at December 31, 2017 totaled approximately $2.6 billion, representing 27% of total assets.  The Company has four reporting units of which three of the reporting units have goodwill and include; approximately $900 million of recorded goodwill to the Company’s Europe segment, approximately $600 million of recorded goodwill to the Company’s Latin America segment and approximately $1.1 billion of recorded goodwill to the Company’s North America segment. The testing performed as of October 1, 2017, indicated a substantial excess of BEV over book value for Europe, North America and Latin America.  If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital was substantially higher, the testing performed as of October 1, 2017, may have indicated an impairment of one or more of these reporting units and, as a result, the related goodwill may also have been impaired.  Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition. However, less significant changes in projected future cash flows or the assumed weighted average cost of capital would not have indicated an impairment.  For example, if projected future cash flows had been decreased by 5%, or if the weighted average cost of capital had been increased by 5%, or both, the resulting lower BEV's would still have exceeded the book value of each of these reporting units.

During the time subsequent to the annual evaluation, and at December 31, 2017, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired and has determined that no such events have occurred. The Company will monitor conditions throughout 2018 that might significantly affect the projections and variables used in the impairment test to determine if a review prior to October 1 may be appropriate.  If the results of impairment testing confirm that a write down of goodwill is necessary, then the Company will record a charge in the fourth quarter of 2018, or earlier if appropriate.  In the event the Company would be required to record a significant write down of goodwill, the charge would have a material adverse effect on reported results of operations and net worth.

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

Pension Benefit Plans

Significant Estimates—The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long‑term rate of return on plan assets. The Company uses discount rates based on yields of high quality fixed rate debt securities at the end of the year. At December 31, 2017, the weighted average discount rate was 3.69 % and 2.76 % for U.S. and non‑U.S. plans, respectively. The Company uses an expected long‑term rate of return on assets that is based on both past performance of the various plans’ assets and estimated future performance of the assets. Due to the nature of the plans’ assets and the volatility of debt and equity markets, actual returns may vary significantly from year to year. The Company refers to average historical returns over longer periods (up to 10 years) in determining its expected rates of return because short‑term fluctuations in market values do not reflect the rates of return the Company expects to achieve based upon its long‑term investing strategy. For purposes of determining pension charges and credits in 2017, the Company’s estimated weighted average expected long‑term rate of return on plan assets is 7.50% for U.S. plans and 6.32% for non‑U.S. plans compared to 7.50% for U.S. plans and 7.15% for non‑U.S. plans in 2016. The Company recorded pension expense from continuing operations (exclusive of settlement charges) of $21 million, $23 million, and $24 million for the U.S. plans in 2017, 2016, and 2015, respectively, and $8 million, $8 million, and $7 million for the non‑U.S. plans in 2017, 2016, and 2015, respectively. Depending on currency translation rates, the Company expects to record approximately $38 million of total pension expense for the full year of 2018. The 2018 pension expense will reflect a 7.25% and 5.52% expected long-term rate of return for the U.S. assets and non-U.S. assets, respectively.

Future effects on reported results of operations depend on economic conditions and investment performance. For example, a one‑half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $6 million and $11 million, respectively, in the pretax pension expense for the full year 2018.

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

Income Taxes

The Company accounts for income taxes as required by general accounting principles under which management judgment is required in determining income tax expense/(benefit) and the related balance sheet amounts. This judgment includes estimating and analyzing historical and projected future operating results, the reversal of taxable and tax deductible temporary differences, tax planning strategies, and the ultimate outcome of uncertain income tax positions. Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the effective settlement of uncertain tax positions. The Company has received tax assessments in excess of established reserves for uncertain tax positions. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary.

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

Deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and for tax attributes such as operating losses and tax credit carryforwards. Deferred tax assets and liabilities are determined separately for each tax jurisdiction on a separate or on a consolidated tax filing basis, as applicable, in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	taxable income in prior carryback years;
•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards; and
•	prudent and feasible tax planning strategies that the Company would be willing to undertake to prevent a deferred tax asset from otherwise expiring.

The assessment regarding whether a valuation allowance is required or whether a change in judgment regarding the valuation allowance has occurred also considers all available positive and negative evidence, including but not limited to:

•	nature, frequency, and severity of cumulative losses in recent years;
•	duration of statutory carryforward and carryback periods;
•	statutory limitations against utilization of tax attribute carryforwards against taxable income;
•	historical experience with tax attributes expiring unused; and
•	near‑ and medium‑term financial outlook.

The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accordingly, it is generally difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company uses the actual results for the last two years and current year results as the primary measure of cumulative losses in recent years.

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

In certain tax jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

Based on the evidence available including a lack of sustainable earnings, the Company in its judgment previously recorded a valuation allowance against substantially all of its net deferred tax assets in the United States.  If a change in judgment regarding this valuation allowance were to occur in the future, the Company will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period. The utilization of tax attributes to offset taxable income reduces the amount of deferred tax assets subject to a valuation allowance.

The U.S. Tax Cuts and Jobs Act (“Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act, allows filers to use prior year methodologies or estimates of the anticipated current impact of the Act in the preparation of their 2017 financial statements.  At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, it has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In all cases, the Company will continue to make and refine its calculations as additional data is gathered and further analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Act are clarified by the taxing authorities. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of net deferred tax assets was a net tax charge of $80 million, which was fully offset by an adjustment to valuation allowance.  Additionally, the Company recorded a deferred tax benefit of $11 million for the reduction of a deferred tax liability related to an indefinite lived intangible asset.  The Act did not change the Company’s judgment regarding the realizability of these net deferred tax assets.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes and for which no deferred taxes were recorded since the Company previously claimed the indefinite reinvestment assertion exception on these earnings. The Company recorded a provisional amount for its one-time transition tax liability of $2 million, net of foreign tax credits. The Company has not yet completed its calculation of the total post-1986 E&P and associated foreign tax credits for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The Company anticipates that additional guidance and clarification regarding the implementation of the transition tax will be issued by federal and state taxing authorities and this estimate is, therefore, subject to future refinement.

No additional income taxes (other than those related to the foreign earnings inclusion taxable under the transition tax) have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts provisionally continue to be indefinitely reinvested in foreign operations. The Company provisionally continues to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted since the Company cannot complete its analysis of whether a change in its indefinite reinvestment assertion would occur until additional guidance is available and the transition tax liability computation is complete.

The Company has elected to treat Global Intangible Low Taxed Income (GILTI) which is effective in 2018 for the Company as a period cost.

Additional guidance is likely to be issued providing further clarification on the application of the Act. Further, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the U.S. legislation. This additional guidance, along with the potential for additional global tax legislation changes, could have a material adverse impact on net income and cash flow by impacting significant deductions or income inclusions.

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

Foreign Currency Exchange Rate Risk

Earnings of operations outside the United States

A substantial portion of the Company’s operations are conducted by subsidiaries outside the U.S. The primary international markets served by the Company’s subsidiaries are in Canada, Australia, China, Latin America (principally Brazil, Colombia, and Mexico), and Europe (principally France, Germany, Italy, the Netherlands, Poland, Spain, and the United Kingdom). In general, revenues earned and costs incurred by the Company’s major international operations are denominated in their respective local currencies. Consequently, the Company’s reported financial results could be affected by factors such as changes in foreign currency exchange rates or highly inflationary economic conditions in the international markets in which the Company’s subsidiaries operate. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency earnings generally decreases; when the U.S. dollar weakens against foreign currencies, the reported U.S. dollar value of local currency earnings generally increases. For the years ended December 31, 2017, 2016, and 2015, the Company did not have any significant foreign subsidiaries whose functional currency was the U.S. dollar.

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

During the second quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a cross-currency interest rate swap to manage its exposure to fluctuations in the variable interest rate and the U.S. dollar-Euro exchange rate arising from a U.S. dollar denominated borrowing.  This swap involves exchanging fixed rate Euro interest payments for floating rate U.S. dollar interest receipts both of which will occur at the forward exchange rates in effect upon entering into the instrument. This instrument, which settled in the third quarter of 2017, had a pay fixed notional amount of €81 million and a receive floating notional amount of $90 million. There was no ineffectiveness related to these cross-currency interest rate swaps for the year ended December 31, 2017.

During the fourth quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a series of cross-currency interest rate swaps to manage its exposure to fluctuations in the Euro-U.S. dollar exchange rate arising from a U.S. dollar denominated borrowing.  These swaps involve exchanging fixed rate Euro interest payments for fixed rate U.S. dollar interest receipts both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of less than $1 million at December 31, 2017 related to these cross-currency interest rate swaps was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. These instruments, in the aggregate, have a pay fixed notional amount of €263 million and a receive notional amount of $310 million and reach final maturity in 2023. There was no ineffectiveness related to these cross-currency interest rate swaps for the year ended December 31, 2017.

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

Interest Rate Swap Agreements

In the third and fourth quarters of 2017, the Company entered into a series of interest rate swap agreements with a total notional amount of €725 million that reach final maturity in 2024. The swaps were executed in order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt and to reduce net interest payments and expense in the near-term.

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

The following table provides information about the Company’s interest rate sensitivity related to its significant debt obligations, including interest rate swap agreements, at December 31, 2017. The table presents principal cash flows and related weighted‑average interest rates by expected maturity date.

								Fair Value at
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	12/31/2017
Long-term debt at variable rate:
Principal by expected maturity	$2	$2	$1,150	$2	$—	$848	$2,004	$2,004
Avg. principal outstanding	$2,003	$2,001	$1,425	$849	$848	$848
Avg. interest rate	2.90%	2.90%	2.80%	2.55%	2.55%	2.55%
Long-term debt at fixed rate:
Principal by expected maturity	$9	$9	$603	$399	$503	$1,605	$3,128	$3,453
Avg. principal outstanding	$3,128	$3,128	$2,533	$2,133	$1,637	$639
Avg. interest rate	5.36%	5.36%	5.03%	5.05%	5.07%	5.90%

The Company believes the near term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2017.

In addition, the determination of pension obligations and the related pension expense or credits to operations involves significant estimates. Future funding requirements for the Company’s pension plans will depend largely on actual asset returns and future actuarial assumptions, such as discount rates, and can vary significantly. The discount rate is a significant estimate that is used to calculate the actuarial present value of benefit obligations and is based on yields of high quality fixed rate debt securities at the end of the year. For example, a one‑half percentage point change in the actuarial assumption regarding discount rates used to calculate plan liabilities or in the expected rate of return on plan assets would result in a change of approximately $6 million and $11 million, respectively, in the pretax pension expense for the full year 2018.

Commodity Price Risk

The Company has exposure to commodity price risk, principally related to energy. In North America, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. The Company continually evaluates the natural gas market and related price risk and periodically enters into commodity forward contracts in order to hedge a portion of its usage requirements. The majority of the sales volume in North America is tied to customer contracts that contain provisions that pass the price of natural gas to the customer. In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time. At December 31, 2017, the Company had entered into commodity forward contracts covering approximately 8,800,000 MM BTUs, some of which relate to customer requests to lock the price of natural gas. In Europe, the Company enters into fixed price contracts for a significant amount of its energy requirements. These contracts typically have terms of 3 years or less.

The Company believes the near term exposure to commodity price risk of its commodity forward contracts was not material at December 31, 2017.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions,  disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (5) consumer preferences for alternative forms of packaging, (6) cost and availability of raw materials, labor, energy and transportation, (7) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (8) consolidation among competitors and customers, (9) the Company’s ability to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (10) unanticipated expenditures with respect to environmental, safety and health laws, (11) unanticipated operational disruptions, including higher capital spending, (12) the Company’s ability to further develop its sales, marketing and product development capabilities,  (13) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (14) the Company’s ability to prevent and detect cybersecurity threats against its information technology systems, (15) changes in U.S. trade policies, (16) the Company’s ability to achieve its strategic plan, and the other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Share Owner of
Owens‑Illinois Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Owens-Illinois Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of results of operations, comprehensive income, share owner’s equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”).   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2002. Toledo, Ohio February 14, 2018

Owens-Illinois Group, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

Dollars in millions

Years ended December 31,	2017	2016	2015
Net sales	$6,869	$6,702	$6,156
Cost of goods sold	(5,736)	(5,490)	(5,046)
Gross profit	1,133	1,212	1,110
Selling and administrative expense	(502)	(503)	(476)
Research, development and engineering expense	(60)	(65)	(64)
Interest expense, net	(268)	(272)	(251)
Equity earnings	77	60	60
Other expense, net	(105)	(76)	(95)
Earnings from continuing operations before income taxes	275	356	284
Provision for income taxes	(70)	(119)	(106)
Earnings from continuing operations	205	237	178
Loss from discontinued operations	(3)	(7)	(4)
Net earnings	202	230	174
Net (earnings) attributable to noncontrolling interests	(22)	(21)	(23)
Net earnings attributable to the Company	$180	$209	$151

Amounts attributable to the Company:
Earnings from continuing operations	$183	$216	$155
Loss from discontinued operations	(3)	(7)	(4)
Net earnings	$180	$209	$151

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED COMPREHENSIVE INCOME

Dollars in millions

Years ended December 31,	2017	2016	2015
Net earnings	$202	$230	$174
Other comprehensive income (loss):
Foreign currency translation adjustments	70	(224)	(529)
Pension and other postretirement benefit adjustments, net of tax	289	52	(4)
Change in fair value of derivative instruments, net of tax	(8)	13	(6)
Other comprehensive income (loss)	351	(159)	(539)
Total comprehensive income (loss)	553	71	(365)
Comprehensive income attributable to noncontrolling interests	(27)	(17)	(7)
Comprehensive income (loss) attributable to the Company	$526	$54	$(372)

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS

Dollars in millions

December 31,	2017	2016

Assets
Current assets:
Cash and cash equivalents	$492	$492
Trade receivables, net of allowances of $34 million and $32 million at December 31, 2017 and 2016, respectively	663	580
Inventories	1,036	983
Prepaid expenses and other current assets	229	199
Total current assets	2,420	2,254

Other assets:
Equity investments	525	433
Pension assets	49	40
Other assets	602	602
Intangibles	439	464
Goodwill	2,590	2,462
Total other assets	4,205	4,001

Property, plant and equipment:
Land, at cost	255	241
Buildings and equipment, at cost:
Buildings and building equipment	1,180	1,090
Factory machinery and equipment	5,015	4,496
Transportation, office and miscellaneous equipment	96	85
Construction in progress	303	238
	6,849	6,150
Less accumulated depreciation	3,718	3,270
Net property, plant and equipment	3,131	2,880
Total assets	$9,756	$9,135

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED BALANCE SHEETS (Continued)

Dollars in millions, except per share amounts

December 31,	2017	2016
Liabilities and Share Owner's Equity
Current liabilities:
Accounts payable	$1,324	$1,135
Salaries and wages	166	174
U.S. and foreign income taxes	35	58
Other accrued liabilities	378	383
Other liabilities - discontinued operations	115
Short-term loans	151	162
Long-term debt due within one year	11	33
Total current liabilities	2,180	1,945
Long-term debt	5,121	5,133
Deferred taxes	99	100
Pension benefits	471	552
Nonpension postretirement benefits	167	162
Other liabilities	209	188
Commitments and contingencies
Share owner's equity:
Share owner's equity of the Company:
Common stock, par value $.01 per share, 1,000 shares authorized, 100 shares issued
Other contributed capital	553	635
Retained earnings	2,622	2,442
Accumulated other comprehensive loss	(1,785)	(2,131)
Total share owner's equity of the Company	1,390	946
Noncontrolling interests	119	109
Total share owner's equity	1,509	1,055
Total liabilities and share owner's equity	$9,756	$9,135

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED SHARE OWNER’S EQUITY

Dollars in millions

	Share Owner's Equity of the Company
			Accumulated
	Other		Other
	Contributed	Retained	Comprehensive	Noncontrolling	Total Share
	Capital	Earnings	Loss	Interests	Owner's Equity
Balance on January 1, 2015	$964	2,082	(1,453)	117	1,710
Net distribution to parent	(215)				(215)
Net earnings		151		23	174
Other comprehensive loss			(523)	(16)	(539)
Distributions to noncontrolling interests				(22)	(22)
Acquisitions of noncontrolling interests	(18)			6	(12)
Balance on December 31, 2015	731	2,233	(1,976)	108	1,096
Net distribution to parent	(96)				(96)
Net earnings		209		21	230
Other comprehensive loss			(155)	(4)	(159)
Distributions to noncontrolling interests				(16)	(16)
Balance on December 31, 2016	635	2,442	(2,131)	109	1,055
Net distribution to parent	(82)				(82)
Net earnings		180		22	202
Other comprehensive income			346	5	351
Distributions to noncontrolling interests				(17)	(17)
Balance on December 31, 2017	$553	$2,622	$(1,785)	$119	$1,509

See accompanying Notes to the Consolidated Financial Statements.

Owens-Illinois Group, Inc.

CONSOLIDATED CASH FLOWS

Dollars in millions

Years ended December 31,	2017	2016	2015
Operating activities:
Net earnings	$202	$230	$174
Loss from discontinued operations	3	7	4
Non-cash charges (credits):
Depreciation	387	375	323
Amortization of intangibles and other deferred items	101	103	86
Amortization of finance fees and debt discount	13	13	15
Deferred tax provision (benefit)	(12)	(4)	12
Pension expense	29	31	31
Restructuring, asset impairment and related charges	72	98	63
Pension settlement charges	218	98
Impairment of equity investment		25
Gain on China land sale		(71)
Acquisition-related fair value inventory adjustments			22
Acquisition-related fair value intangible adjustments			10
Pension contributions	(31)	(38)	(17)
Cash paid for restructuring activities	(62)	(24)	(38)
Change in components of working capital	(89)	90	88
Other	3	(50)	(23)
Cash provided by continuing operating activities	834	883	750
Cash utilized in discontinued operating activities	(3)	(7)	(4)
Total cash provided by operating activities	831	876	746
Investing activities:
Cash payments for property, plant, and equipment	(441)	(454)	(402)
Acquisitions, net of cash acquired	(39)	(56)	(2,351)
Net cash proceeds related to sale of assets and other	14	85	1
Net foreign exchange derivative activity		8	4
Cash utilized in continuing investing activities	(466)	(417)	(2,748)
Cash provided by discontinued investing activities	115
Total cash utilized in investing activities	(351)	(417)	(2,748)
Financing activities:
Additions to long-term debt	1,458	1,235	4,538
Repayments of long-term debt	(1,764)	(1,453)	(2,321)
Increase (decrease) in short-term loans	(36)	10	51
Payment of finance fees	(28)	(9)	(90)
Other	(6)
Distributions paid to noncontrolling interests	(17)	(16)	(22)
Distribution to parent	(109)	(120)	(237)
Cash provided by (utilized in) financing activities	(502)	(353)	1,919
Effect of exchange rate fluctuations on cash	22	(13)	(30)
Increase (decrease) in cash	—	93	(113)
Cash and cash equivalents at beginning of period	492	399	512
Cash and cash equivalents at end of period	$492	$492	$399

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

Relationship with Owens-Illinois, Inc.  The Company is a 100% - owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to asbestos‑related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

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

Derivative Instruments The Company uses currency swaps, interest rate swaps, forward exchange contracts, options and commodity forward contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility.  Derivative financial instruments are included on the balance sheet at fair value.  When appropriate, derivative instruments are designated as and are effective as hedges, in accordance with accounting principles generally accepted in the United States.  If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings.  The Company does not enter into derivative financial instruments for trading purposes and is not a party to leveraged derivatives. Cash flows from forward exchange contracts not designated as hedges are classified as an investing activity and cash flows from commodity forward contracts are classified as operating activities.  Cash flows of currency swaps and interest rate swap contracts are classified within the cash flow statement based on the nature of the underlying cash flows.

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

New Accounting Standards

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which delayed by one year the effective date of the new revenue recognition standard, and therefore will be effective for the Company on January 1, 2018. The Company is nearing the completion of its implementation process, which included a review of customer contracts, to evaluate the effect this standard will have on its consolidated financial statements and related disclosures.  At this time, the Company does not expect that the implementation of this standard in 2018 will have a significant impact on the timing in which it recognizes revenue. The Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet. The standard requires new substantial disclosures and the Company continues to evaluate these requirements. The Company plans to select the modified retrospective transition method upon adoption effective January 1, 2018.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As further described in Note 16, Operating Leases, as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $258 million. The Company has begun the implementation of new software to manage its leases in accordance with this new accounting standard.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Stock Compensation - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Goodwill -  In January 2017, the FASB issued ASU No. 2017-05, “Simplifying the Accounting for Goodwill Impairment” which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, but not exceeding the carrying amount of goodwill. Application of the standard will be applied prospectively and is effective for calendar year-end filers in 2020, with early adoption permitted for any impairment tests performed after January 1, 2017.  The Company elected to early adopt this standard in the fourth quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Compensation - Retirement Benefits - In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the service cost component to be presented with other employee compensation costs in operating income within the income statement while the other components will be reported separately outside of operations. Application of the standard is required for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, except for the reclassification in the Consolidated Results of Operations of prior period pension settlement charges from the Cost of goods sold and Selling and administrative expense accounts into the Other expenses, net account.

Derivatives and Hedging - In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Application of the standard is required for annual periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Beginning in the first quarter of 2017, equity earnings related to the Company’s joint-venture with Constellation Brands in Mexico were recorded in the North America region. In prior years, equity earnings from this joint-venture were recorded in Retained corporate costs and other as it was mostly in construction mode.

Beginning in the first quarter of 2018, to better leverage its scale and presence across a larger geography and market, and to reduce administrative costs, the Company merged the North America and Latin America segments into one segment named the Americas. This change in segment reporting for the Americas is aligned with the Company’s internal approach to managing, reporting, and evaluating performance of this region.

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

Financial information regarding the Company’s reportable segments is as follows:

	2017	2016	2015
Net sales:
Europe	$2,375	$2,300	$2,324
North America	2,160	2,220	2,039
Latin America	1,551	1,432	1,064
Asia Pacific	714	684	671
Reportable segment totals	6,800	6,636	6,098
Other	69	66	58
Net sales	$6,869	$6,702	$6,156

	2017	2016	2015
Segment operating profit:
Europe	$263	$237	$209
North America	318	299	265
Latin America	296	269	183
Asia Pacific	65	77	83
Reportable segment totals	942	882	740
Items excluded from segment operating profit:
Retained corporate costs and other	(104)	(98)	(70)
Pension settlement charges	(218)	(98)
Restructuring, asset impairment and other charges	(77)	(129)	(80)
Gain on China land sale		71
Strategic transaction costs			(23)
Acquisition-related fair value inventory adjustments			(22)
Acquisition-related fair value intangible adjustments			(10)
Interest expense, net	(268)	(272)	(251)
Earnings from continuing operations before income taxes	$275	$356	$284

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

					Reportable	Retained
		North	Latin	Asia	Segment	Corp Costs	Consolidated
	Europe	America	America	Pacific	Totals	and Other	Totals
Total assets:
2017	$3,133	$2,794	$2,617	$1,001	$9,545	$211	$9,756
2016	2,792	2,522	2,537	926	8,777	358	9,135
2015	2,902	2,500	2,807	917	9,126	295	9,421
Equity investments:
2017	$95	$259	$—	$114	$468	$57	$525
2016	78	21		117	216	217	433
2015	78	22		145	245	164	409
Equity earnings:
2017	$18	$41	$—	$—	$59	$18	$77
2016	15	12		4	31	29	60
2015	16	19		7	42	18	60
Capital expenditures:
2017	$152	$106	$127	$55	$440	$1	$441
2016	163	108	123	59	453	1	454
2015	164	97	89	50	400	2	402
Depreciation and amortization expense:
2017	$125	$134	$176	$43	$478	$10	$488
2016	118	139	173	37	467	11	478
2015	120	128	107	40	395	14	409

The Company’s net property, plant and equipment by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2017	$757	$2,374	$3,131
2016	749	2,131	2,880
2015	736	2,225	2,961

The Company’s net sales by geographic segment are as follows:

	U.S.	Non-U.S.	Total
2017	$2,072	$4,797	$6,869
2016	2,124	4,578	6,702
2015	1,939	4,217	6,156

Intercompany sales in Latin America totaled $150 million, $179 million and $101 for the years ended December 31, 2017, 2016, and 2015, respectively.

For only the year ended December 31, 2015, operations outside the U.S. that accounted for more than  10% of consolidated net sales were in France.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

3. Inventories

Major classes of inventory are as follows:

	2017	2016
Finished goods	$873	$827
Raw materials	122	118
Operating supplies	41	38
	$1,036	$983

4. Equity Investments

At December 31, 2017 the Company’s ownership percentage in affiliates include:

	O-I Ownership
Affiliates	Percentage	Business Type
BJC O-I Glass Pte. Ltd.	50%	Glass container manufacturer
CO Vidrieria SARL ("COV")	50%	Glass container manufacturer
Rocky Mountain Bottle Company	50%	Glass container manufacturer
Tata Chemical (Soda Ash) Partners	25%	Soda ash supplier
Vetrerie Meridionali SpA ("VeMe")	50%	Glass container manufacturer
Vetri Speciali SpA	50%	Specialty glass manufacturer

Summarized information pertaining to the Company’s equity affiliates follows:

	2017	2016	2015
Equity in earnings:
Non-U.S.	$45	$19	$23
U.S.	32	41	37
Total	$77	$60	$60
Dividends received	$48	$38	$53

Summarized combined financial information for equity affiliates is as follows (unaudited):

	2017	2016
At end of year:
Current assets	$466	$425
Non-current assets	1,021	779
Total assets	1,487	1,204
Current liabilities	232	190
Other liabilities and deferred items	198	145
Total liabilities and deferred items	430	335
Net assets	$1,057	$869

	2017	2016	2015
For the year:
Net sales	$883	$755	$719
Gross profit	$242	$182	$193
Net earnings	$165	$145	$139

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Based on an evaluation of each of the Company’s equity investments for the three years ending December 31, 2017, no investments exceeded the significant subsidiary thresholds per Rule 3-09 of Regulation S-X.  As such, separate financial statements for the Company’s equity investments are not required to be filed.

The Company made purchases of approximately $180 million and $176 million from equity affiliates in 2017 and 2016, respectively, and owed approximately $90 million and $76 million to equity affiliates as of December 31, 2017 and 2016, respectively.

There is a difference of approximately $10 million as of December 31, 2017, between the amount at which certain investments are carried and the amount of underlying equity in net assets.  The portion of the difference related to inventory or amortizable assets is amortized as a reduction of the equity earnings.  The remaining difference is considered goodwill.

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016, and 2015 are as follows:

		North	Latin
	Europe	America	America	Other	Total
Balance as of January 1, 2015	$926	$723	$239	$5	$1,893
Acquisition related adjustments		316	480		796
Translation effects	(86)	(19)	(95)		(200)
Balance as of December 31, 2015	840	1,020	624	5	2,489
Acquisition related adjustments		15	26		41
Translation effects	(32)	3	(39)		(68)
Balance as of December 31, 2016	808	1,038	611	5	2,462
Translation effects	105	8	15		128
Balance as of December 31, 2017	$913	$1,046	$626	$5	$2,590

The acquisition related adjustments in 2016 and 2015 primarily relate to the Vitro Acquisition (see Note 18).

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of December 31, 2017, 2016, and 2015.

Goodwill is tested for impairment annually as of October 1 (or more frequently if impairment indicators arise) by comparing the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the BEV of the goodwill over the carrying value will be recorded as an impairment loss.  The calculations of the BEV are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

During the fourth quarter of 2017, the Company completed its annual impairment testing and determined that no impairment existed.

Intangible assets

Customer list intangible assets are amortized using the accelerated amortization method over their 20 year lives. Net intangible asset values were $439 million and $464 million for the years ended December 31, 2017 and 2016, respectively. Amortization expense for intangible assets was $41 million, $39 million and $21 million for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated amortization related to intangible

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

assets through 2022 is as follows: 2018, $44 million; 2019, $42 million; 2020, $41 million; 2021, $39 million; and 2022, $36 million. No impairment existed on these assets at December 31, 2017.

The Company has determined that the fair value measurements related to the customer list intangibles are based on significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

6. Other Assets

Other assets (noncurrent) consist of the following at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets	$194	$185
Deferred returnable packaging costs	119	115
Repair part inventories	106	107
Capitalized software	82	85
Value added taxes	24	22
Other	77	88
	$602	$602

Capitalized software includes costs related to the acquisition and development of internal-use software. These costs are amortized over the estimated useful life of the software. Amortization expense for capitalized software was $12 million, $13 million and $19 million for 2017, 2016, and 2015, respectively. Estimated amortization related to capitalized software through 2022 is as follows: 2018, $13 million; 2019, $14 million; 2020, $13 million; 2021, $12 million and 2022, $11 million.

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows. In North America, the majority of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program in 2016, which included the execution of commodity forward contracts for certain contracted natural gas requirements.  At December 31, 2017 and 2016, the Company had entered into commodity forward contracts covering approximately 8,800,000 MM BTUs and 12,300,000 MM BTUs, respectively.

The Company accounts for the above forward contracts as cash flow hedges at December 31, 2017 and recognizes them on the balance sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized gain of $3 million at December 31, 2017 and an unrecognized gain of $6 million at December 31,

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

2016 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the year ended December 31, 2017 and 2016 was not material.

The effect of the commodity forward contracts on the results of operations for the years ended December 31, 2017, 2016, and 2015 is as follows:

			Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on			Accumulated OCI into Income
Commodity Forward Contracts			(reported in cost of goods sold)
(Effective Portion)			(Effective Portion)
2017	2016	2015	2017	2016	2015
$6	$7	$(4)	$—	$—	$(1)

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

At December 31, 2017 and 2016, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $460 million and $490 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2017	2016	2015
Other expense, net	$10	$6	$10

Hedges of Multiple Risks

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in both the underlying variable interest rate and the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of both interest rate and foreign exchange risks.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of both interest rate risk and foreign exchange risk is recorded in Accumulated OCI and is subsequently reclassified into earnings in the period for which the hedged forecasted transaction affects earnings. If there is an ineffective portion of the change in fair value of the derivative it is recognized directly in earnings.

During the second quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a cross-currency interest rate swap to manage its exposure to fluctuations in the variable interest rate and the U.S. dollar-

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Euro exchange rate arising from a U.S. dollar denominated borrowing.  This swap involves exchanging fixed rate Euro interest payments for floating rate U.S. dollar interest receipts both of which will occur at the forward exchange rates in effect upon entering into the instrument. This instrument, which settled in the third quarter of 2017, had a pay fixed notional amount of €81 million and a receive floating notional amount of $90 million. There was no ineffectiveness related to these cross-currency interest rate swaps for the year ended December 31, 2017.

During the fourth quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a series of cross-currency interest rate swaps to manage its exposure to fluctuations in the Euro-U.S dollar exchange rate arising from a U.S. dollar denominated borrowing.  These swaps involve exchanging fixed rate Euro interest payments for fixed rate U.S. dollar interest receipts both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of less than $1 million at December 31, 2017 related to these cross-currency interest rate swaps was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. These instruments, in the aggregate, have a pay fixed notional amount of €263 million and a receive notional amount of $310 million and reach final maturity in 2023. There was no ineffectiveness related to these cross-currency interest rate swaps for the year ended December 31, 2017.

Interest Rate Swaps Designated as Fair Value Hedges

During the third and fourth quarters of 2017, the Company entered into a series of interest rate swap agreements with a total notional amount of €725 million that reach final maturity in 2024. The swaps were executed in order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt and to reduce net interest payments and expense in the near-term.

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

The following selected information relates to fair value swaps at December 31, 2017:

	Amount Hedged	Receive Rate	Average Spread
Senior Notes due 2024	€725	3.125%	2.6%

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Balance Sheet Classification

The Company records the fair values of derivative financial instruments on the balance sheet as follows: (a) receivables if the instrument has a positive fair value and maturity within one year, (b) deposits, receivables, and other assets if the instrument has a positive fair value and maturity after one year, (c) other accrued liabilities or other liabilities (current) if the instrument has a negative fair value and maturity within one year, and (d) other accrued liabilities or other liabilities if the instrument has a negative fair value and maturity after one year. The following table shows the amount and classification (as noted above) of the Company’s derivatives as of December 31, 2017 and 2016:

	Fair Value
	Balance Sheet
	Location	2017	2016
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$3	$6
Interest rate swaps designated as fair value hedges	a	6
Hedges of multiple risks designated as cash flow hedges	a	4
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	$4	$9
Total asset derivatives		$17	$15
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$—
Interest rate swaps designated as fair value hedges	d	13
Hedges of multiple risks designated as cash flow hedges	d	10
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	d	1	5
Total liability derivatives		$24	$5

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

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs is

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

presented separately while minor initiatives are presented on a combined basis. As of December 31, 2017 and 2016, no major restructuring programs were in effect.

In 2017, the Company implemented a number of minor restructuring initiatives and recorded restructuring, asset impairment and other charges of $72 million. These charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($45 million), Europe ($19 million), North America ($4 million) and Asia Pacific ($4 million). The restructuring charges recorded in 2017 were discrete actions and are expected to approximate the total cumulative cost for those actions as no significant additional costs are expected to be incurred. As part of the total restructuring charges recorded in Europe in 2016 and 2017, the Company has recorded total cumulative charges of $56 million related to a plant closure in this region and does not expect to execute any further significant actions related to this facility.  The restructuring charges recorded in 2017 in the Latin American and European regions primarily relate to capacity curtailments and products produced at those facilities have, in large part, been reallocated to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019.

In 2016, the Company implemented a number of minor restructuring initiatives and the Company recorded restructuring, asset impairment and other charges of $98 million. These charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Latin America ($18 million), Europe ($48 million), North America ($4 million), Asia Pacific ($4 million) and other corporate restructuring actions ($24 million). Except for the charges recorded in Europe, the other discrete restructuring charges recorded in 2016 are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The Company has recorded total cumulative charges of $47 million related to a plant closure in Europe.  These restructuring charges primarily relate to several capacity curtailments and the Company reallocated the products produced at these facility to others in the region.

The following table presents information related to restructuring, asset impairment and other costs related to closed facilities from January 1, 2016 through December 31, 2017:

Total
Restructuring
Balance at January 1, 2016	$43
Charges	98
Write-down of assets to net realizable value	(28)
Net cash paid, principally severance and related benefits	(24)
Other, including foreign exchange translation	(4)
Balance at December 31, 2016	85
Charges	72
Write-down of assets to net realizable value	(11)
Net cash paid, principally severance and related benefits	(62)
Other, including foreign exchange translation	1
Balance at December 31, 2017	$85

The restructuring accrual balance represents the Company’s estimates of the remaining future cash amounts to be paid related to the actions noted above.  As of December 31, 2017, the Company’s estimates include approximately $65 million for employee benefits costs, $19 million for environmental remediation costs, and $1 million for other exit costs.

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

The changes in the pension benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Obligations at beginning of year	$1,956	$2,190	$1,235	$1,210
Change in benefit obligations:
Service cost	14	15	15	16
Interest cost	78	90	40	44
Actuarial (gain) loss, including the effect of change in discount rates	123	36	(15)	160
Curtailment, settlement, and plan amendment	(393)	(200)	(171)
Participant contributions			1	2
Benefit payments	(128)	(175)	(60)	(71)
Other				3
Foreign currency translation			103	(129)
Net change in benefit obligations	(306)	(234)	(87)	25
Obligations at end of year	$1,650	$1,956	$1,148	$1,235

The changes in the fair value of the pension plans’ assets for the year are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Fair value at beginning of year	$1,654	$1,909	$1,011	$1,012
Change in fair value:
Actual gain (loss) on plan assets	254	118	87	139
Benefit payments	(128)	(175)	(60)	(71)
Employer contributions	7	2	24	38
Participant contributions			1	2
Settlements	(393)	(200)	(171)
Foreign currency translation			83	(111)
Other				2
Net change in fair value of assets	(260)	(255)	(36)	(1)
Fair value at end of year	$1,394	$1,654	$975	$1,011

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The funded status of the pension plans at year end is as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Plan assets at fair value	$1,394	$1,654	$975	$1,011
Projected benefit obligations	1,650	1,956	1,148	1,235
Plan assets less than projected benefit obligations	(256)	(302)	(173)	(224)
Items not yet recognized in pension expense:
Actuarial loss	811	1,046	284	352
Prior service cost (credit)	1	1	(2)	(1)
	812	1,047	282	351
Net amount recognized	$556	$745	$109	$127

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2017 and 2016 as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Pension assets	$—	$—	$49	$40
Current pension liability, included with other accrued liabilities	(2)	(7)	(5)	(7)
Pension benefits	(254)	(295)	(217)	(257)
Accumulated other comprehensive loss	812	1,047	282	351
Net amount recognized	$556	$745	$109	$127

The following changes in plan assets and benefit obligations were recognized in accumulated other comprehensive income at December 31, 2017 and 2016 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2017	2016	2017	2016
Current year actuarial (gain) loss	$(2)	$66	$(40)	$87
Amortization of actuarial loss	(57)	(67)	(16)	(12)
Settlement	(176)	(98)	(42)
	(235)	(99)	(98)	75
Translation			30	(43)
Change in accumulated other comprehensive income	$(235)	$(99)	$(68)	$32

The accumulated benefit obligation for all defined benefit pension plans was $2,735 million and $3,126 million at December 31, 2017 and 2016, respectively.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The components of the net pension expense for the year are as follows:

	U.S.			Non-U.S.
	2017	2016	2015	2017	2016	2015
Service cost	$14	$15	$24	$15	$16	$15
Interest cost	78	90	96	40	44	44
Expected asset return	(128)	(149)	(170)	(63)	(65)	(67)
Amortization:
Actuarial loss	57	67	74	16	13	15
Net expense	$21	$23	$24	$8	$8	$7

Effective January 1, 2016 the Company amended its salary pension plan in North America to freeze future pension benefits. This action required an obligation remeasurement for the curtailment of benefits, which resulted in a reduction of the Company’s pension expense.

In 2017, the Company settled a portion of its pension obligations in the U.S., Canada and the United Kingdom, resulting in settlement charges of $176 million, $27 million and $15 million, respectively.  Retiree annuity contract purchase transactions in the U.S. and Canada amounting to approximately $369 million and $123 million, respectively, with several insurers, gave rise to the majority of the settlement transactions, with lump-sum payments directly to plan participants comprising the remainder. In 2016, the Company settled a portion of its U.S. pension obligation via a retiree annuity contract purchase of approximately $200 million, which resulted in a settlement charge of $98 million.

Amounts that are expected to be amortized from accumulated other comprehensive income into net pension expense during 2018:

	U.S.	Non-U.S.
Actuarial loss	$52	$13

The following information is for plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at year end:

	Projected Benefit Obligation Exceeds				Accumulated Benefit Obligation Exceeds
	the Fair Value of Plan Assets				the Fair Value of Plan Assets
	U.S.		Non-U.S.		U.S.		Non-U.S.
	2017	2016	2017	2016	2017	2016	2017	2016
Projected benefit obligations	$1,650	$1,956	$905	$897	$1,650	$1,956	$261	$897
Accumulated benefit obligation	1,650	1,956	878	867	1,650	1,956	241	867
Fair value of plan assets	1,394	1,654	682	632	1,394	1,654	39	632

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Discount rate	3.69%	4.17%	2.76%	2.94%
Rate of compensation increase	N/A	N/A	2.78%	2.90%

The weighted average assumptions used to determine net periodic pension costs are as follows:

	U.S.			Non-U.S.
	2017	2016	2015	2017	2016	2015
Discount rate	4.17%	4.43%	4.05%	2.94%	3.68%	3.65%
Rate of compensation increase	N/A	N/A	2.96%	2.90%	2.84%	2.89%
Expected long-term rate of return on assets	7.50%	7.50%	8.00%	6.32%	7.15%	7.21%

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed salary increases as presented above.

For 2017, the Company’s weighted average expected long-term rate of return on assets was 7.50% for the U.S. plans and 6.32% for the non-U.S. plans.  In developing this assumption, the Company considered its historical 10-year average return (through December 31, 2016) and evaluated input from its third party pension plan asset consultants, including their review of asset class return expectations.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company’s U.S. pension plan assets held in the group trust are measured at net asset value in the fair value hierarchy. The total U.S. plan assets amounted to $1,394 million and $1,654 million as of December 31, 2017 and 2016, respectively. In 2017, the U.S. plan assets consisted of approximately 65% equity securities, 28% debt securities, and 7% real estate and other. In 2017, the non-U.S. plan assets consisted of approximately 22% equity securities, 54% debt securities, and 24% real estate and other. The following table sets forth by level, within the fair value hierarchy, the Company’s non-U.S. pension plan assets at fair value as of December 31, 2017 and 2016:

	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9	$—	$—	$9	$24	$—	$—	$24
Equity securities				—				—
Debt securities	33			33	37	2		39
Real estate				—			4	4
Other		27		27		37	6	43
Total	$42	$27	$—		$61	$39	$10
Investments measured at net asset value				$906				$901
Total non-U.S. assets at fair value				$975				$1,011

The following is a reconciliation of the Company’s pension plan assets recorded at fair value using significant unobservable inputs (Level 3):

	2017	2016
Beginning balance	$10	$11
Net increase (decrease)	(10)	(1)
Ending balance	$—	$10

The net increase (decrease) in the fair value of the Company’s Level 3 pension plan assets is primarily due to purchases and sales of unlisted real estate funds.  The change in the fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2017.

In order to maintain minimum funding requirements, the Company is required to make contributions to its defined benefit pension plans of approximately $35 million in 2018.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2018	$111	$51
2019	112	47
2020	112	51
2021	109	53
2022	109	55
2023 - 2027	517	289

The Company also sponsors several defined contribution plans for all salaried and hourly U.S. employees, and employees in Canada, the U.K., The Netherlands and Australia. Participants’ contributions are based on their compensation.  The Company matches contributions of participants, up to various limits, in substantially all plans.  Company contributions to these plans amounted to $33 million in 2017, $34 million in 2016, and $29 million in 2015.

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

The changes in the postretirement benefit obligations for the year are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Obligations at beginning of year	$92	$97	$81	$68
Change in benefit obligations:
Service cost			1	1
Interest cost	4	4	3	3
Actuarial (gain) loss, including the effect of changing discount rates		(1)	1	9
Benefit payments	(7)	(9)	(2)	(2)
Foreign currency translation			5	2
Other		1
Net change in benefit obligations	(3)	(5)	8	13
Obligations at end of year	$89	$92	$89	$81

The funded status of the postretirement benefit plans at year end is as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Postretirement benefit obligations	$(89)	$(92)	$(89)	$(81)
Items not yet recognized in net postretirement benefit cost:
Actuarial gain (loss)	(19)	(21)	(7)	(6)
Prior service credit	22	30
	3	9	(7)	(6)
Net amount recognized	$(86)	$(83)	$(96)	$(87)

The net amount recognized is included in the Consolidated Balance Sheets at December 31, 2017 and 2016 as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Current nonpension postretirement benefit, included with Other accrued liabilities	$(8)	$(8)	$(3)	$(3)
Nonpension postretirement benefits	(81)	(84)	(86)	(78)
Accumulated other comprehensive income (loss)	3	9	(7)	(6)
Net amount recognized	$(86)	$(83)	$(96)	$(87)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following changes in benefit obligations were recognized in accumulated other comprehensive income at December 31, 2017 and 2016 as follows (amounts are pretax):

	U.S.		Non-U.S.
	2017	2016	2017	2016
Current year actuarial (gain) loss	$—	$(1)	$1	$9
Amortization of actuarial loss	(2)	(2)
Amortization of prior service credit	8	8
	$6	$5	$1	$9

The components of the net postretirement benefit cost for the year are as follows:

	U.S.			Non-U.S.
	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	4	4	4	3	3	3
Amortization:
Actuarial loss	2	2	2
Prior service credit	(8)	(8)	(8)
Net amortization	(6)	(6)	(6)	—	—	—
Net postretirement benefit (income) cost	$(2)	$(2)	$(2)	$4	$4	$4

Amounts that are expected to be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2018:

	U.S.	Non-U.S.
Amortization:
Actuarial loss	$1	$—
Prior service credit	(8)
Net amortization	$(7)	$—

Amortization included in net postretirement benefit cost is based on the average remaining service of employees. The weighted average discount rates used to determine the accumulated postretirement benefit obligation and net postretirement benefit cost are as follows:

	U.S.			Non-U.S.
	2017	2016	2015	2017	2016	2015
Accumulated postretirement benefit obligation	3.61%	4.11%	4.35%	3.35%	3.55%	3.80%
Net postretirement benefit cost	4.11%	4.35%	3.99%	3.55%	3.80%	3.75%

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The weighted average assumed health care cost trend rates at December 31 are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Health care cost trend rate assumed for next year	6.20%	6.40%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	N/A	N/A

Assumed health care cost trend rates affect the amounts reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	U.S.		Non-U.S.
	1-Percentage-Point		1-Percentage-Point
	Increase	Decrease	Increase	Decrease
Effect on total of service and interest cost	$—	$—	$—	$1
Effect on accumulated postretirement benefit obligations	(4)	4	(6)	8

Amortization included in net postretirement benefit cost is based on the average remaining service of employees.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year(s)	U.S.	Non-U.S.
2018	$8	$3
2019	7	3
2020	7	3
2021	7	4
2022	6	4
2023 - 2027	28	20

Other U.S. hourly retirees receive health and life insurance benefits from a multi-employer trust established by collective bargaining.  Payments to the trust as required by the bargaining agreements are based upon specified amounts per hour worked and were $6 million in 2017, $6 million in 2016 and $6 million in 2015.  Postretirement health and life benefits for retirees of foreign subsidiaries are generally provided through the national health care programs of the countries in which the subsidiaries are located.

10. Income Taxes

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

Continuing operations	2017	2016	2015
U.S.	$(43)	$(27)	$15
Non-U.S.	318	383	269
	$275	$356	$284

Discontinued operations	2017	2016	2015
U.S.	$—	$—	$—
Non-U.S.	(3)	(7)	(4)
	$(3)	$(7)	$(4)

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The provision (benefit) for income taxes consists of the following:

	2017	2016	2015
Current:
U.S.	$(5)	$—	$9
Non-U.S.	87	123	85
	82	123	94
Deferred:
U.S.	6	3	10
Non-U.S.	(18)	(7)	2
	(12)	(4)	12
Total:
U.S.	1	3	19
Non-U.S.	69	116	87
Total for continuing operations	70	119	106
Total for discontinued operations	—	—	—
	$70	$119	$106

A reconciliation of the provision for income taxes based on the statutory U.S. Federal tax rate of 35% to the provision for income taxes is as follows:

	2017	2016	2015
Tax provision on pretax earnings from continuing operations at statutory U.S. Federal tax rate	$96	$124	$94
Increase (decrease) in provision for income taxes due to:
Non-U.S. tax rates	(29)	(22)	(12)
U.S. Tax Cut and Jobs Act: transition tax, net of foreign tax credits	2
Tax law changes	70	(3)	(3)
Change in valuation allowance: U.S. tax law change	(80)
Change in valuation allowance: other	(283)	3	1
Tax attribute expiration	330
Withholding tax, net	8	7	10
Non-deductible acquisition costs			6
Non-deductible expenses	9	20	7
U.S. tax on intercompany dividends and interest	2	3	16
Tax exempt income	(3)	(2)	(3)
Intraperiod tax allocation		(8)
Tax credit	(37)	(19)	(14)
Changes in tax reserves	(18)	8	5
Mexico inflationary adjustments	13	6	3
Equity earnings	(13)	(9)	(7)
Intercompany financing	(4)	(5)	1
Other taxes based on income	10	11	3
Other items	(3)	5	(1)
Provision for income taxes	$70	$119	$106

Deferred income taxes reflect: (1) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (2) carryovers and credits for income tax purposes.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Accrued postretirement benefits	$44	$53
Foreign tax credit carryovers	124	413
Operating and capital loss carryovers	342	389
Other credit carryovers	17	34
Accrued liabilities	69	95
Pension liabilities	77	138
Other	25	53
Total deferred tax assets	698	1,175
Deferred tax liabilities:
Property, plant and equipment	101	131
Intangibles and deferred software	97	119
Other	(1)	2
Total deferred tax liabilities	197	252
Valuation allowance	(406)	(838)
Net deferred taxes	$95	$85

Deferred taxes are included in the Consolidated Balance Sheets at December 31, 2017 and 2016 as follows:

	2017	2016
Other assets	$194	$185
Deferred taxes	(99)	(100)
Net deferred taxes	$95	$85

The deferred tax benefit associated with the reduction in the valuation allowance of $432 million was primarily allocated $363 million to income from continuing operations due to the primacy of continuing operations, the change in tax law and expiration of certain tax attribute carryovers, and $79 million to other comprehensive income.

Deferred tax assets and liabilities are determined separately for each tax jurisdiction on a separate or on a consolidated tax filing basis, as applicable, in which the Company conducts its operations or otherwise incurs taxable income or losses. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	taxable income in prior carryback years;
•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards; and
•	prudent and feasible tax planning strategies that the Company would be willing to undertake to prevent a deferred tax asset from otherwise expiring.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The assessment regarding whether a valuation allowance is required or whether a change in judgment regarding the valuation allowance has occurred also considers all available positive and negative evidence, including but not limited to:

•	nature, frequency, and severity of cumulative losses in recent years;
•	duration of statutory carryforward and carryback periods;
•	statutory limitations against utilization of tax attribute carryforwards against taxable income;
•	historical experience with tax attributes expiring unused; and
•	near‑ and medium‑term financial outlook.

The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accordingly, it is generally difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company uses the actual results for the last two years and current year results as the primary measure of cumulative losses in recent years.

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

In certain tax jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

Based on the evidence available including a lack of sustainable earnings, the Company in its judgment previously recorded a valuation allowance against substantially all of its net deferred tax assets in the United States. If a change in judgment regarding this valuation allowance were to occur in the future, the Company will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

The U.S. Tax Cuts and Jobs Act (“Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act, allows filers to use prior year methodologies or estimates of the anticipated current impact of the Act in the preparation of their 2017 financial statements.  At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, it has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In all cases, the Company will continue to make and refine its calculations as additional data is gathered and further analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Act are clarified by the taxing authorities. Any adjustments to these provisional amounts will be reported as a component of tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of net deferred tax assets was a net tax charge of $80 million, which was fully offset by an adjustment to valuation allowance. Additionally, the Company recorded a deferred tax benefit of $11 million for the reduction of a deferred tax liability related to an indefinite lived intangible asset. The Act did not change the Company’s judgment regarding the realizability of these net deferred tax assets.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes and for which no deferred taxes were recorded since the Company previously claimed the indefinite reinvestment assertion exception on these earnings. At the date of enactment, the Company’s equity in the undistributed earnings of foreign subsidiaries for which income taxes had not been provided approximated $2.3 billion on a U.S. taxable E&P basis.  The Act had the effect of subjecting approximately $1.8 billion of these undistributed earnings to the one-time transition tax.  This tax, amounting to a provisional amount of $331 million, is expected to be substantially offset by available foreign tax credits resulting in a provisional net tax expense of $2 million primarily attributable to state taxes. The Company has not yet completed its calculation of the total post-1986 E&P and associated foreign tax credits for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The Company anticipates that additional guidance and clarification regarding the implementation of the transition tax will be issued by federal and state taxing authorities and this estimate is, therefore, subject to future refinement.

The Company has elected to treat Global Intangible Low Taxed Income (GILTI) which is effective in 2018 for the Company as a period cost.

At December 31, 2017, before valuation allowance, the Company had unused foreign tax credits of $124 million expiring in 2020 through 2027 and research tax credits of $16 million expiring from 2019 to 2036.  Approximately $160 million of the deferred tax assets related to operating and capital loss carryforwards can be carried over indefinitely, with the remaining $182 million expiring between 2018 and 2037.

The Company maintains its assertion on a provisional basis that it intends to continue to indefinitely reinvest the gross book-tax basis differences in its non-US consolidated subsidiaries.  However, the Company records deferred foreign taxes on gross book-tax basis differences to the extent of foreign distributable reserves for certain foreign subsidiaries.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

The Company records a liability for unrecognized tax benefits related to uncertain tax positions. The Company accrues interest and penalties associated with unrecognized tax benefits as a component of its income tax expense.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance at January 1	$74	$74	$77
Additions and reductions for tax positions of prior years	1		1
Additions based on tax positions related to the current year	17	15	10
Reductions due to the lapse of the applicable statute of limitations	(7)	(3)	(5)
Reductions due to settlements	(9)	(12)	(1)
Foreign currency translation	3		(8)
Balance at December 31	$79	$74	$74
Unrecognized tax benefits, which if recognized, would impact the Company’s effective income tax rate	$72	$66	$67
Accrued interest and penalties at December 31	$8	$23	$25
Interest and penalties included in tax expense for the years ended December 31	$(14)	$(2)	$(1)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statute of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. The Company believes that it is reasonably possible that the estimated liability could decrease up to $7 million within the next 12 months. This is primarily the result of anticipated audit settlements or statute expirations in several taxing jurisdictions.

The Company is currently under income tax examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, China, Colombia, France, Germany, and Indonesia. The years under examination range from 2004 through 2015. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary.

The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows. During 2017, the Company concluded income tax audits in several jurisdictions, including Canada, Ecuador, France, and Italy.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

11. Debt

The following table summarizes the long-term debt of the Company at December 31, 2017 and 2016:

	2017	2016
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$—	$—
Term Loans:
Term Loan A	1,148	1,395
Term Loan A (€279 million at December 31, 2016)		282
Senior Notes:
6.75%, due 2020 (€500 million)	594	523
4.875%, due 2021 (€330 million)	392	345
5.00%, due 2022	496	495
4.00%, due 2023	305
5.875%, due 2023	685	682
3.125%, due 2024 (€725 million at December 31, 2017 and €500 million at December 31, 2016)	849	520
5.375%, due 2025	297	297
6.375%, due 2025	295	294
Payable to OI Inc.		250
Capital leases	54	57
Other	17	26
Total long-term debt	5,132	5,166
Less amounts due within one year	11	33
Long-term debt	$5,121	$5,133

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on September 28, 2017 (the “Amended Agreement”).

At December 31, 2017, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, and a $1,575 million term loan A facility ($1,148 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At December 31, 2017, the Company had unused credit of $888 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at December 31, 2017 was 3.17%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio, that requires the Company not to exceed a ratio calculated by dividing consolidated total debt, less cash and cash equivalents (“Net Indebtedness”), by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of 4.0x for the fiscal quarter ending December 31, 2017 and each fiscal quarter thereafter.

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

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of December 31, 2017, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

During November 2016, the Company issued senior notes with a face value of €500 million that bear interest at 3.125% and are due November 15, 2024 (the “Senior Notes due 2024”).  The notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $520 million and were used to repay the term loan B facility under the Amended Agreement.  In March 2017, the Company expanded its borrowings under the Senior Notes due 2024 by issuing €225 million of additional notes that bear interest at 3.125% and are due November 15, 2024.  The notes were issued via a private placement and are guaranteed by certain of the Company’s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $237 million and were used to repay a portion of the Company’s revolving credit facility.

During March 2017, OI Inc. purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  In November 2017, the remaining $22 million of the 7.80% Senior Debentures were repurchased by OI Inc., the indenture relating thereto was discharged, and all collateral and guarantees thereunder were released. The Company recorded $18 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to these actions.

During December 2017, the Company issued senior notes with a face value of $310 million that bear interest at 4.00% and are due March 15, 2023.  The notes were issued via a private placement and are guaranteed by certain of the Company‘s domestic subsidiaries.  The net proceeds, after deducting debt issuance costs, totaled approximately $305 million and were used to repay a portion of the term loan A facility under the Amended Agreement.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These swap agreements were accounted for as fair value hedges (see Note 7).

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

Information related to the Company’s accounts receivable securitization program as of December 31, 2017 and 2016 is as follows:

	2017	2016
Balance (included in short-term loans)	$133	$152
Weighted average interest rate	0.76%	0.74%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Annual maturities for all of the Company’s long-term debt through 2022 are as follows: 2018, $11 million; 2019, $11 million; 2020, $1,753 million; 2021, $401 million, 2022, $503 million and 2023 and thereafter $2,453 million.

Fair values at December 31, 2017, of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$597	$116.99	$699
4.875%, due 2021 (€330 million)	394	113.43	447
5.00%, due 2022	500	104.24	521
5.875%, due 2023	700	108.15	757
4.00%, due 2023	310	100.21	311
3.125%, due 2024 (€725 million)	866	105.34	912
6.375%, due 2025	300	112.62	338
5.375%, due 2025	300	105.31	316

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

The following table shows the approximate number of plaintiffs and claimants who had asbestos claims pending against OI Inc. at the beginning of each listed year, the number of claims disposed of during that year, the year’s filings and the claims pending at the end of each listed year (eliminating duplicate filings):

	2017	2016	2015
Pending at beginning of year	1,400	2,080	2,260
Disposed	1,320	1,750	1,460
Filed	1,250	1,070	1,280
Pending at end of year	1,330	1,400	2,080

Based on an analysis of the lawsuits pending as of December 31, 2017, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of December 31, 2017, has disposed of the asbestos claims of approximately 399,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,600.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2017, 2016, and 2015 were $110 million, $125 million, and $138 million, respectively.  OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $83,000, $71,000 and $95,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.9 billion through 2017, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

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

For the years ended December 31, 2017 and 2016, OI Inc. concluded that accruals in the amounts of $582 million and $692 million, respectively, were required.  These amounts have not been discounted for the time value of money.  OI Inc.’s comprehensive legal reviews resulted in charges of $0, $0 and $16 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

OI Inc. believes it is reasonably possible that it will incur a loss for its asbestos-related liabilities in excess of the amount currently recognized, which is $582 million as of December 31, 2017.  OI Inc. estimates that reasonably possible losses could result in asbestos-related liabilities up to $725 million.  This estimate of additional reasonably possible loss reflects a qualitative legal judgment regarding the nature of contingencies that could impact future claims and legal costs, which include, but are not limited to, successful attempts by plaintiffs to challenge existing legal barriers to liability, enact plaintiff-oriented liability or damage-related legislation, establish new theories of liability, or revive long-dormant inventories of non-mesothelioma cases. However, it is also possible that the ultimate amount of asbestos-related liabilities could be above this estimate.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income (loss):

						Total Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Income (Loss)
Balance on January 1, 2016	$(568)	$(10)		$(1,398)		$(1,976)
Change before reclassifications	(220)	7		(2)		(215)
Amounts reclassified from accumulated other comprehensive income		6	(a)	72	(b)	78
Translation effect				(25)		(25)
Tax effect				15		15
Intraperiod tax allocation				(8)		(8)
Other comprehensive income (loss) attributable to the Company	(220)	13		52		(155)
Balance on December 31, 2016	(788)	3		(1,346)		(2,131)
Change before reclassifications	65	(3)		(8)		54
Amounts reclassified from accumulated other comprehensive income		(6)	(a)	285	(b)	279
Translation effect				32		32
Tax effect		1		(20)		(19)
Other comprehensive income (loss) attributable to the Company	65	(8)		289		346
Balance on December 31, 2017	$(723)	$(5)		$(1,057)		$(1,785)

(a)	Amount is included in Cost of goods sold on the Consolidated Results of Operations (see Note 7 for additional information).
(b)	Amount is included in the computation of net periodic pension cost and net postretirement benefit cost (see Note 9 for additional information).

14. Stock Based Compensation

The Company participates in OI Inc.’s various nonqualified plans approved by share owners under which OI Inc. has granted stock options, restricted shares and performance vested restricted share units. Starting with the 2017 equity awards, OI Inc. has allocated these awards solely in the form of restricted shares and performance vested restricted share units. As such, the Company’s annual compensation expense related to stock option awards is immaterial.  At December 31, 2017, there were 5,620,022 shares available for grants under these plans.  Total compensation cost for all grants of shares and units under these plans was $18 million, $11 million and $15 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Restricted Shares and Restricted Share Units

Restricted share units granted to employees vest 25% per year beginning on the first anniversary. Granted but unvested restricted share units are forfeited upon termination, unless certain retirement criteria are met. Holders of vested restricted share units receive one share of OI Inc.’s common stock for each unit as units vest.  Restricted share units granted to directors vest after one year.

The fair value of the restricted shares and restricted share units is equal to the market price of OI Inc.’s common stock on the date of the grant.  The fair value of restricted shares and restricted share units is amortized over the vesting periods which range from one to four years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

The activity of restricted shares and restricted share units is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value
	(thousands)	(per share)
Nonvested at January 1, 2017	836	$19.44
Granted	601	20.01
Vested	(255)	21.30
Forfeited	(74)	18.31
Nonvested at December 31, 2017	1,108	19.39
Awards granted during 2016		$15.70
Awards granted during 2015		$22.69

	2017	2016	2015
Total fair value of shares vested	$5	$6	$4

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

Performance vested restricted share unit activity is as follows:

	Number of Performance	Weighted Average
	Vested Restricted Shares	Grant-Date Fair Value
	Units (thousands)	(per unit)
Nonvested at January 1, 2017	1,355	$20.76
Granted	528	19.57
Vested	(66)	33.39
Forfeited/Cancelled	(223)	29.23
Nonvested at December 31, 2017	1,594	18.66
Awards granted during 2016		$15.10
Awards granted during 2015		$23.63

Approximately 66,000 shares were issued in 2017 with a fair value at issuance date of $2 million related to performance vested restricted share units.

As of December 31, 2017, there was $19 million of total unrecognized compensation cost related to all unvested stock options, restricted shares, restricted share units and performance vested restricted share units.  That cost is expected to be recognized over a weighted average period of approximately two years.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

15. Other Expense, net

Other expense, net for the years ended December 31, 2017, 2016, and 2015 included the following:

	2017	2016	2015
Restructuring, asset impairment and other charges	$77	$104	$75
Intangible amortization expense	41	39	21
Impairment of equity investment		25
Gain on China land compensation		(71)
Royalty income	(11)	(13)	(12)
Strategic transaction costs			23
Acquisition-related fair value intangible adjustments			10
Foreign currency exchange loss (gain)	5	6	(10)
Other expense (income)	(7)	(14)	(12)
	$105	$76	$95

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

16. Operating Leases

Rent expense attributable to all warehouse, office buildings and equipment operating leases was $84 million in 2017, $80 million in 2016, and $72 million in 2015.  Minimum future rentals under operating leases are as follows: 2018, $73 million; 2019, $55 million; 2020, $40 million; 2021, $29 million; 2022, $24 million; and 2023 and thereafter, $37 million.

17. Supplemental Cash Flow Information

Changes in the components of working capital related to operations (net of the effects related to acquisitions and divestitures) were as follows:

	2017	2016	2015
Decrease (increase) in current assets:
Receivables	$(37)	$(32)	$(14)
Inventories	2	16	(13)
Prepaid expenses and other	(10)	145	(4)
Increase (decrease) in current liabilities:
Accounts payable	69	(58)	100
Accrued liabilities	(49)	(31)	21
Salaries and wages	(21)	32	12
U.S. and foreign income taxes	(43)	18	(14)
	$(89)	$90	$88

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At December 31, 2017 and 2016, the amount of receivables sold by the Company was $454 million and $318 million, respectively. Any continuing involvement with the sold receivables is immaterial.

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

Income taxes paid in cash were as follows:

	2017	2016	2015
U.S.	$4	$—	$—
Non-U.S.	127	99	101
Total income taxes paid in cash	$131	$99	$101

Interest paid in cash, including note repurchase premiums, for the years ended December 31, 2017, 2016 and 2015 was $261 million, $261 million and $227 million, respectively. Cash interest for the years ended December 31, 2017, 2016 and 2015 included $18 million, $9 million and $32 million of note repurchase premiums, respectively.

18. Business Combinations and Pro Forma Information

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

Had the Vitro Acquisition occurred at the beginning of 2015, unaudited pro forma consolidated net sales and earnings from continuing operations would have been as follows:

	Year Ending December 31, 2015
	As	Acquisition	Financing	Pro Forma
	Reported	Adjustments	Adjustments	As Adjusted

Net sales	$6,156	$574	$—	$6,730

Earnings from continuing operations attributable to the Company	$155	$79	$(46)	$188

19.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of December 31, 2017, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.  However, in November 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. The Company is currently exploring potential next steps.

As of December 31, 2017, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations of $3 million and $7 million, for the years ended December 31, 2017 and 2016, respectively, relates to ongoing costs for the Venezuelan expropriation.

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31, 2017
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$41	$451		$—	$492
Trade receivables, net			79	17	567			663
Inventories			208	31	797			1,036
Prepaid expenses and other current assets			16	35	178			229

Total current assets		—	303	124	1,993		—	2,420

Investments in and advances to subsidiaries		1,390	2,916	1,150			(5,456)	—
Property, plant and equipment, net			730	5	2,396			3,131
Goodwill			581	332	1,677			2,590
Intangibles					439			439
Other assets			100	220	856			1,176

Total assets		$1,390	$4,630	$1,831	$7,361		$(5,456)	$9,756

Current liabilities:
Short-term loans and long-term debt due within one year	$		$12	$	$150	$		$162
Accounts payable and accrued liabilities			178	24	1,122			1,324
Other liabilities			114	45	420			579
Other liabilities-disc ops					115			115

Total current liabilities		—	304	69	1,807		—	2,180

Long-term debt			2,927		2,194			5,121
Other non-current liabilities			9	373	564			946
Investments by and advances from parent			1,390	1,389	2,677		(5,456)	—
Total share owner's equity of the Company		1,390						1,390
Noncontrolling interests					119			119

Total liabilities and share owner's equity		$1,390	$4,630	$1,831	$7,361		$(5,456)	$9,756

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	December 31, 2016
					Non-
				Guarantor	Guarantor
Balance Sheet	Parent		Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
Cash and cash equivalents		$—	$—	$33	$459		$—	$492
Trade receivables, net			64	14	502			580
Inventories			202	27	754			983
Prepaid expenses and other current assets			27	16	156			199

Total current assets		—	293	90	1,871		—	2,254

Investments in and advances to subsidiaries		1,196	2,980	1,028			(5,204)	—
Property, plant and equipment, net			721	6	2,153			2,880
Goodwill			582	332	1,548			2,462
Intangibles					464			464
Other assets			111	237	727			1,075

Total assets		$1,196	$4,687	$1,693	$6,763		$(5,204)	$9,135

Current liabilities:
Accounts payable and accrued liabilities	$		$177	$22	$936	$		$1,135
Short-term loans and long-term debt due within one year			12		183			195
Other liabilities			129	68	418			615

Total current liabilities		—	318	90	1,537		—	1,945

Long-term debt		250	3,163		1,720			5,133
Other non-current liabilities			11	408	583			1,002
Investments by and advances from parent			1,195	1,195	2,814		(5,204)	—
Total share owner's equity of the Company		946						946
Noncontrolling interests					109			109

Total liabilities and share owner's equity		$1,196	$4,687	$1,693	$6,763		$(5,204)	$9,135

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2017
				Non-
			Guarantor	Guarantor
Results of Operations	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,883	$259	4,882	(155)	$6,869
Cost of goods sold		(1,585)	(350)	(3,956)	155	(5,736)

Gross profit		298	(91)	926	—	1,133

Research, engineering, selling, administrative and other		(111)	(121)	(330)		(562)
Net intercompany interest	23	(25)		2		—
Interest expense, net	(23)	(153)	(1)	(91)		(268)
Equity earnings from subsidiaries	180	325			(505)	—
Other equity earnings		15		62		77
Other expense, net		129	(12)	(222)		(105)

Earnings before income taxes	180	478	(225)	347	(505)	275
Provision for income taxes		(11)	10	(69)	0	(70)

Earnings from continuing operations	180	467	(215)	278	(505)	205
Loss from discontinued operations				(3)		(3)

Net earnings	180	467	(215)	275	(505)	202
Net earnings attributable to noncontrolling interests				(22)		(22)

Net earnings attributable to the Company	$180	$467	$(215)	$253	$(505)	$180

	Year ended December 31, 2017
				Non-
			Guarantor	Guarantor
Comprehensive Income	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$180	$467	$(215)	$275	$(505)	$202
Other comprehensive income (loss)	351	(5)		126	(121)	351

Total comprehensive income (loss)	531	462	(215)	401	(626)	553

Comprehensive income attributable to noncontrolling interests				(27)		(27)

Comprehensive income (loss) attributable to the Company	$531	$462	$(215)	$374	$(626)	$526

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

Owens‑Illinois Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tabular data dollars in millions

	Year ended December 31, 2017
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by continuing operating activities	$—	347	$11	$476	$—	$834
Cash utilized in discontinued operating activities				(3)		(3)
Cash utilized in investing activities		(106)	(1)	(244)		(351)
Cash utilized in financing activities		(241)		(261)		(502)

Effect of exchange rate change on cash				22		22

Net change in cash	—	—	10	(10)	—	—
Cash at beginning of period			35	457		492

Cash at end of period	$—	$—	$45	$447	$—	$492

	Year ended December 31, 2016
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by continuing operating activities	$—	168	$27	$688	$—	$883
Cash utilized in discontinued operating activities				(7)		(7)
Cash utilized in investing activities		(92)	(1)	(324)		(417)
Cash utilized in financing activities		(76)		(277)		(353)

Effect of exchange rate change on cash				(13)		(13)

Net change in cash	—	—	26	67	—	93
Cash at beginning of period			9	390		399

Cash at end of period	$—	$—	$35	$457	$—	$492

	Year ended December 31, 2015
				Non-
			Guarantor	Guarantor
Cash Flows	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by continuing operating activities	$—	318	$218	$194	$20	$750
Cash utilized in discontinued operating activities				(4)		(4)
Cash provided by (utilized in) investing activities		(2,416)	(566)	(2,047)	2,281	(2,748)
Cash provided by (utilized in) financing activities		2,098	328	1,794	(2,301)	1,919

Effect of exchange rate change on cash				(30)		(30)

Net change in cash	—	—	(20)	(93)	—	(113)
Cash at beginning of period			29	483		512

Cash at end of period	$—	$—	$9	$390	$—	$399

Selected Quarterly Financial Data (unaudited)

The following tables present selected financial data by quarter for the years ended December 31, 2017 and 2016:

	2017
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,615	$1,751	$1,791	$1,712	$6,869
Gross profit	$315	$346	$353	$120	$1,133
Earnings (loss) from continuing operations attributable to the Company (a)	$49	$140	$128	$(133)	$183
Loss from discontinued operations attributable to the Company			(2)		(3)
Net earnings (loss) attributable to the Company	$49	$140	$126	$(133)	$180

(a)	Amounts management considers not representative of ongoing operations include:

For the first quarter, included net charges totaling $46 million after-tax amount attributable to the Company.

For the second quarter, included net benefits totaling $16 million after-tax amount attributable to the Company.

For the fourth quarter, included net charges totaling $224 million after-tax amount attributable to the Company.

	2016
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$1,588	$1,760	$1,712	$1,642	$6,702
Gross profit	$319	$342	$336	$215	$1,212
Earnings (loss) from continuing operations attributable to the Company (c)	$68	$107	$111	$(70)	$216
Loss from discontinued operations attributable to the Company	(1)	(2)	(3)	(1)	(7)
Net earnings (loss) attributable to the Company	$67	$105	$108	$(71)	$209

(a)	Amounts management considers not representative of ongoing operations include:

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework) in 2013.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.

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

 There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in OI Inc.’s 2018 Proxy Statement in the section entitled “Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 44 hereof.
2.	See Quarterly Results (Unaudited) beginning on page 96 hereof.
3.	Financial Statement Schedule.
10‑K Page
For the years ended December 31, 2017, 2016, and 2015:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
4.	See Exhibit Index beginning on page 100 hereof.

EXHIBIT INDEX

S-K Item 601 No.		Document
2.1	—

Stock Purchase Agreement, dated as of May 12, 2015, by and between Owens-Brockway Glass Container Inc. and Vitro, S.A.B. de C.V., Distribuidora Alcali, S.A. de C.V. and Vitro Packaging, LLC (filed as Exhibit 2.1 to the Owens-Illinois Group, Inc.’s  Form 8-K/A filed on May 13, 2015, File No. 33-13061, and incorporated herein by reference).

3.1	—

Certificate of Incorporation of OI Group, Inc., dated as of March 10, 1987 (filed as Exhibit 3.95 to Owens-Illinois Group, Inc.’s Form S-4 filed May 30, 2002, File No. 333-85690, and incorporated herein by reference).

3.2	—

Certificate of Amendment of Certificate of Incorporation of OI Group, Inc., dated as of March 24, 1987 (filed as Exhibit 3.96 to Owens-Illinois Group, Inc.’s Form S-4 filed May 30, 2002, File No. 333-85690, and incorporated herein by reference).

3.3	—

Certificate of Ownership Merging OIB Consumers Glass Inc. into Owens-Illinois Group, Inc., dated as of June 29, 1990 (filed as Exhibit 3.97 to Owens-Illinois Group, Inc.’s Form S-4 filed May 30, 2002, File No. 333-85690, and incorporated herein by reference).

3.4	—

Certificate of Ownership and Merger Merging OIB Finance FTS Inc. into Owens-Illinois Group, Inc., dated as of December 30, 1991 (filed as Exhibit 3.98 to Owens-Illinois Group, Inc.’s Form S-4 filed May 30, 2002, File No. 333-85690, and incorporated herein by reference).

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

Supplemental Indenture, dated as of June 26, 2001, to the Indenture dated May 20, 1998, among Owens-Illinois, Inc., Owens-Illinois Group, Inc., Owens-Brockway Packaging, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.1 to Owens-Illinois Inc.’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9576, and incorporated herein by reference).

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

Amendment No. 4, dated February 3, 2016, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated as of April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated February 3, 2016,  File No. 33-13061, and incorporated herein by reference).

4.14	—

Amendment No. 5, dated September 28, 2017, to the Amended and Restated Credit Agreement and Syndicated Facility Agreement, dated as of April 22, 2015, by and among the Borrowers named therein, Owens-Illinois General Inc., as Borrowers’ Agent, Deutsche Bank AG, New York Branch, as Administrative Agent, and the other Agents, Arrangers and Lenders named therein (filed as Exhibit 4.1 to Owens-Illinois Group, Inc.’s Form 8-K dated September 29, 2017, File No. 33-13061, and incorporated herein by reference).

4.15	—

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

4.16	—

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

4.17	—

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

Indenture, dated as of December 12, 2017, by and among OI European Group B.V., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.1 to Owens-Illinois, Inc.’s and Owens-Illinois Group, Inc.’s combined Form 8-K dated December 12, 2017, File Nos. 1-9576 and 33-13061, and incorporated herein by reference).

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

Owens-Illinois, Inc. Executive Deferred Savings Plan (filed as Exhibit 10.10 to Owens-Illinois, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 1-9576, and incorporated herein by reference).

10.11*	—

2004 Equity Incentive Plan for Directors of Owens-Illinois, Inc. (filed as Exhibit 10.1 to Owens-Illinois, Inc.’s Form 10-Q for the quarter ended June 30, 2004, File No. 1-9576, and incorporated herein by reference).

10.12*	—

Owens-Illinois 2004 Executive Life Insurance Plan (filed as Exhibit 10.32 to Owens-Illinois Group, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 33-13061, and incorporated herein by reference).

10.13*	—

Owens-Illinois 2004 Executive Life Insurance Plan for Non-U.S. Employees (filed as Exhibit 10.33 to Owens-Illinois Group, Inc.’s Form 10-K for the year ended December 31, 2004, File No. 33-13061, and incorporated herein by reference).

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

Form of Restricted Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.2 to Owens-Illinois Group, Inc.’s Form 10-Q for the quarter ended March 31, 2017, File No. 33-13061, and incorporated herein by reference).

10.23*	—

Form of Performance Stock Unit Agreement for use under Owens-Illinois, Inc.’s Second Amended and Restated 2005 Incentive Award Plan (filed as Exhibit 10.1 to Owens- Illinois Group, Inc.’s Form 10-Q for the quarter ended March 31, 2017, File No. 33-13061, and incorporated herein by reference).

10.24*	—

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

10.27*	—

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

10.29*	—

Letter Agreement dated March 7, 2016, between Owens-Illinois, Inc. and James W. Baehren (filed as Exhibit 99.1 to Owens-Illinois, Inc.’s Form 8-K dated March 7, 2016, File No. 1-9576, and incorporated herein by reference).

12	—	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	—	Subsidiaries of Owens-Illinois Group, Inc. (filed herewith).

S-K Item 601 No.		Document
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed herewith).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	—

Financial statements from the Annual Report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owner’s Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 14, 2018

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

Andres A. Lopez	Chairman and Chief Executive Officer (Principal Executive Officer)

Jan A. Bertsch	President and Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer); Director

Mary Beth Wilkinson	Vice President; Secretary

John A. Haudrich	Vice President; Director

	By:	/s/ Mary Beth Wilkinson
Mary Beth Wilkinson
Attorney‑in‑fact

Date: February 14, 2018

INDEX TO FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule of Owens‑Illinois Group, Inc. and Subsidiaries:

For the years ended December 31, 2017, 2016, and 2015:

PAGE
II—Valuation and Qualifying Accounts (Consolidated)	S-1

OWENS-ILLINOIS GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (CONSOLIDATED)

Years ended December 31, 2017, 2016, and 2015

(Millions of Dollars)

Reserves deducted from assets in the balance sheets:

Allowances for losses and discounts on receivables

		Additions
	Balance at	Charged to			Balance
	beginning	costs and		Deductions	at end of
	of period	expenses	Other	(Note 1)	period

2017	$32	$12	$(2)	$(8)	$34

2016	$29	$15	$(2)	$(10)	$32

2015	$34	$12	$(5)	$(12)	$29

1)	Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

Valuation allowance on net deferred tax assets

	Balance at		Charged to other			Balance at
	beginning of	Charged to	comprehensive	Foreign currency	Other	end of
	period	income	income	translation	(Note 1)	period

2017	$838	$15	$(79)	$4	$(372)	$406

2016	$833	$3	$(32)	$(3)	$37	$838

2015	$884	$1	$5	$(20)	$(37)	$833
1)

The Tax Cut and Jobs Act ("the Act") was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%. The reduction in tax rates reduced certain U.S. deferred tax assets by $80 million, with an offsetting impact to valuation allowance.  In 2017, $327 million of foreign tax credits expired, against which a valuation allowance had previously been asserted.

S-1