Form 10-K/A
period 2017-12-31
OWENS-ILLINOIS GROUP INC
filed 2018-02-20
CIK 812233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2017 as originally filed with the Securities and Exchange Commission on February 14, 2018 (the “Original Filing”) to correct an inadvertent omission from the text of the Report of Independent Registered Public Accounting Firm (the “Report”) included in Item 8. Specifically, certain information was omitted from “Basis for Opinion” in the Report.  No other revisions to Item 8 have been made.

In addition, Owens-Illinois Group Inc.’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment (see Exhibits 31.1, 31.2, 32.1 and 32.2). The Exhibit Index has been updated to note that only these new certifications are being included with this Amendment.

Except as discussed above, this Amendment does not amend or otherwise update any other information in the Original Filing.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index of Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors.

(b)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	See Index to Consolidated Financial Statements on page 1 of this report.
2.	See Quarterly Results (Unaudited) beginning on page 53 of this report.
3.	Financial Statement Schedule.
10‑K/A Page
For the years ended December 31, 2017, 2016, and 2015:
II—Valuation and Qualifying Accounts (Consolidated)	S-1
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.
4.	See Exhibit Index beginning on page 55 of this report.

EXHIBIT INDEX

S-K Item 601 No.		Document
2.1	—

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

12	—	Computation of Ratio of Earnings to Fixed Charges (filed with Original Filing).
21	—	Subsidiaries of Owens-Illinois Group, Inc. (filed with Original Filing).

S-K Item 601 No.		Document
24	—	Owens-Illinois Group, Inc. Power of Attorney (filed with Original Filing).
31.1	—	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1**	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2**	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	—

Financial statements from the Annual Report on Form 10-K of Owens-Illinois Group, Inc. for the year ended December 31, 2017, formatted in XBRL (filed with Original Filing): (i) the Consolidated Results of Operations, (ii) the Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Share Owner’s Equity, (v) the Consolidated Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

Date: February 20, 2018

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

Date: February 20, 2018

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
2)

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