Form 10-Q
period 2018-03-31
OWENS-ILLINOIS GROUP INC
filed 2018-04-24
CIK 812233

Jqu caresoAt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2018 or

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

The number of shares of common stock, par value $.01, of Owens-Illinois Group, Inc. outstanding as of March 31, 2018 was 100.

Part I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Condensed Consolidated Financial Statements of Owens-Illinois Group, Inc. (the “Company”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  All adjustments are of a normal recurring nature. Because the following unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

	Three months ended
	March 31,
	2018	2017
Net sales	$1,736	$1,615
Cost of goods sold	(1,417)	(1,300)

Gross profit	319	315

Selling and administrative expense	(126)	(119)
Research, development and engineering expense	(16)	(15)
Interest expense, net	(62)	(78)
Equity earnings	17	15
Other income (expense), net	3	(45)

Earnings from continuing operations before income taxes	135	73
Provision for income taxes	(32)	(20)

Earnings from continuing operations	103	53
Loss from discontinued operations

Net earnings	103	53
Net earnings attributable to noncontrolling interests	(5)	(4)
Net earnings attributable to the Company	$98	$49

Amounts attributable to the Company:
Earnings from continuing operations	$98	$49
Loss from discontinued operations
Net earnings	$98	$49

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

	Three months ended
	March 31,
	2018	2017
Net earnings	$103	$53
Other comprehensive income:
Foreign currency translation adjustments	126	189
Pension and other postretirement benefit adjustments, net of tax	7	11
Change in fair value of derivative instruments, net of tax	(5)	(6)
Other comprehensive income	128	194
Total comprehensive income	231	247
Comprehensive income attributable to noncontrolling interests	(11)	(7)
Comprehensive income attributable to the Company	$220	$240

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31,	December 31,	March 31,
	2018	2017	2017
Assets
Current assets:
Cash and cash equivalents	$418	$492	$312
Trade receivables, net of allowance of $36 million, $34 million, and $36 million at March 31, 2018, December 31, 2017 and March 31, 2017	1,045	663	844
Inventories	1,065	1,036	1,051
Prepaid expenses and other current assets	240	229	212
Total current assets	2,768	2,420	2,419

Property, plant and equipment, net	3,190	3,131	2,926
Goodwill	2,649	2,590	2,524
Intangibles, net	452	439	485
Other assets	1,222	1,176	1,105
Total assets	$10,281	$9,756	$9,459

Liabilities and Share Owners' Equity
Current liabilities:
Short-term loans and long-term debt due within one year	$194	$162	$196
Accounts payable	1,115	1,324	1,017
Other liabilities	554	579	531
Other liabilities - discontinued operations	115	115
Total current liabilities	1,978	2,180	1,744

Long-term debt	5,640	5,121	5,431
Other long-term liabilities	969	946	988
Share owners' equity	1,694	1,509	1,296
Total liabilities and share owners' equity	$10,281	$9,756	$9,459

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$103	$53
Loss from discontinued operations	—	—
Non-cash charges
Depreciation and amortization	131	127
Pension expense	10	7
Restructuring, asset impairment and related charges		38
Cash payments
Pension contributions	(10)	(14)
Cash paid for restructuring activities	(6)	(8)
Change in components of working capital	(622)	(542)
Other, net (a)	31	14
Cash utilized in operating activities	(363)	(325)
Cash flows from investing activities:
Additions to property, plant and equipment	(142)	(98)
Acquisitions, net of cash acquired	(26)	(17)
Net cash proceeds on disposal of assets	7
Other, net	1	1
Cash utilized in investing activities	(160)	(114)
Cash flows from financing activities:
Changes in borrowings, net	488	273
Distributions to parent	(52)	(12)
Payment of finance fees		(19)
Other		3
Cash provided by financing activities	436	245
Effect of exchange rate fluctuations on cash	13	14
Decrease in cash	(74)	(180)
Cash at beginning of period	492	492
Cash at end of period	$418	$312

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular data dollars in millions

1.  Basis of Presentation

The Company is a 100% owned subsidiary of Owens-Illinois, Inc. (“OI Inc.”).  Although OI Inc. does not conduct any operations, it has substantial obligations related to asbestos-related payments. OI Inc. relies primarily on distributions from its direct and indirect subsidiaries to meet these obligations.

2.  Segment Information

The Company has three reportable segments and three operating segments based on its geographic locations:  Americas, Europe, and Asia Pacific.  These three segments are aligned with the Company’s internal approach to managing, reporting, and evaluating performance of its global glass operations.  As previously disclosed, to better leverage its scale and presence across a larger geography and market, the Company completed the consolidation of the former North America and Latin America segments into one segment, named the Americas, effective January 1, 2018.  The consolidation resulted in the leadership roles of the former North America and Latin America segments being combined into one position, President of the Americas, reporting to the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.  Beginning January 1, 2018, the CODM reviews the operating results at the Americas level to make resource allocation decisions and to assess performance. The consolidation also resulted in the elimination of duplicative costs as certain functions of the former North America and Latin America segments were combined to simplify the management of the new Americas segment.  For example, the Company consolidated its business shared service centers in North America and Latin America into one Americas shared service center.

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

Financial information for the three months ended March 31, 2018 and 2017 regarding the Company’s reportable segments is as follows:

	Three months ended March 31,
	2018	2017
Net sales:
Americas	$908	$869
Europe	643	554
Asia Pacific	173	173
Reportable segment totals	1,724	1,596
Other	12	19
Net sales	$1,736	$1,615

	Three months ended March 31,
	2018	2017
Segment operating profit:
Americas	$147	$139
Europe	72	59
Asia Pacific	5	20
Reportable segment totals	224	218
Items excluded from segment operating profit:
Retained corporate costs and other	(27)	(28)
Restructuring, asset impairment and other		(39)
Interest expense, net	(62)	(78)
Earnings from continuing operations before income taxes	$135	$73

Financial information regarding the Company’s total assets is as follows:

	March 31,	December 31,	March 31,
	2018	2017	2017
Total assets:
Americas	$5,637	$5,411	$5,433
Europe	3,387	3,133	2,858
Asia Pacific	1,056	1,001	998

Reportable segment totals	10,080	9,545	9,289
Other	201	211	170
Consolidated totals	$10,281	$9,756	$9,459

3.  Revenue

On January 1, 2018, the Company adopted accounting standard ASC 606, Revenue from Contracts with Customers, and selected the modified retrospective transition method. The adoption of this new standard did not impact the Company’s results of operations or balance sheet and there was no cumulative effect of initially applying this new revenue standard to the opening balance of retained earnings.

Revenue is recognized when obligations under the terms of the Company’s contracts and related purchase orders with its customers are satisfied.  This occurs with the transfer of control of glass containers, which primarily takes place when products are shipped from the Company’s manufacturing or warehousing facilities to the customer.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods, which includes estimated provisions for rebates, discounts, returns and allowances. Sales, value added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.  The Company’s payment terms are based on customary business practices and can vary by customer type. The term between invoicing and when payment is due is not significant. Also, the Company elected to account for shipping and handling costs as a fulfillment cost at the time of shipment.

For the three months ended March 31, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three months ended March 31, 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following table disaggregates the Company’s revenue by customer end use:

	Three months ended March 31, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$576	$471	$127	$1,174
Food and other	189	112	24	325
Non-alcoholic beverages	143	60	22	225
Reportable segment totals	$908	$643	$173	$1,724
Other				12
Net sales				$1,736

4.  Inventories

Major classes of inventory at March 31, 2018, December 31, 2017 and March 31, 2017 are as follows:

	March 31,	December 31,	March 31,
	2018	2017	2017
Finished goods	$901	$873	$889
Raw materials	120	122	124
Operating supplies	44	41	38
	$1,065	$1,036	$1,051

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

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In the Americas, some of its customer contracts contain provisions that pass the price of natural gas to its customers.  In certain of these contracts, the customer has the option of fixing the natural gas price component for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program that included the execution of commodity forward contracts for certain contracted natural gas requirements.  The Company had entered into commodity forward contracts covering approximately 8,600,000 MM BTUs at March 31, 2018, 8,800,000 MM BTUs at December 31, 2017 and 11,200,000 MM BTUs at March 31, 2017.

The Company accounts for the above forward contracts as cash flow hedges at March 31, 2018 and recognizes them on the Condensed Consolidated Balance Sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized gain of $4 million at March 31, 2018, an unrecognized gain of $3 million at December 31, 2017 and an unrecognized gain of $1 million at March 31, 2017 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three months ended March 31, 2018 and 2017 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended March 31, 2018 and March 31, 2017 is as follows:

		Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2018	2017	2018	2017
$1	$6	$—	$—

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

At March 31, 2018 and 2017, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $350 million and $340 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three months ended March 31, 2018 and March 31, 2017 is as follows:

Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2018	2017
Other expense, net	$—	$—

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

During the fourth quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a series of cross-currency interest rate swaps to manage its exposure to fluctuations in the Euro-U.S. dollar exchange rate arising from a U.S. dollar denominated borrowing.  These swaps involve exchanging fixed rate Euro interest payments for fixed rate U.S. dollar interest receipts, both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of $6 million at March 31, 2018 and an unrecognized loss of less than $1 million at December 31, 2017, related to these cross-currency interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. These instruments, in the aggregate, have a pay fixed notional amount of €263 million and a receive notional amount of $310 million and reach final maturity in 2023. There was no ineffectiveness related to these cross-currency interest rate swaps for the three months ended March 31, 2018.

The effect of the cross-currency interest rate swaps on the results of operations for the three months ended March 31, 2018 is as follows:

Amount of gain (loss) Reclassified from
Amount of gain (loss) Recognized in OCI on	Accumulated OCI into Income
Hedges of Multiple Risks	(reported in Other expense, net)
(Effective Portion)	(Effective Portion)
$(13)	$(8)

Interest Rate Swaps Designated as Fair Value Hedges

During 2017, the Company entered into a series of interest rate swap agreements with a total notional amount of €725 million that reach final maturity in 2024. The swaps were executed in order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt.

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

The following selected information relates to fair value swaps at March 31, 2018:

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at March 31, 2018, December 31, 2017 and March 31, 2017:

	Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
	Location	2018	2017	2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$4	$3	$2
Interest rate swaps designated as fair value hedges	a	4	6
Hedges of multiple risks designated as cash flow hedges	a	6	4
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	4	4	5
Total asset derivatives		$18	$17	$7
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$—	$1
Interest rate swaps designated as fair value hedges	d	15	13
Hedges of multiple risks designated as cash flow hedges	d	26	10
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	d	1	1	2
Total liability derivatives		$42	$24	$3

6.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended March 31, 2018 and 2017 is as follows:

Total
Restructuring
Balance at January 1, 2018	$85
Net cash paid, principally severance and related benefits	(6)
Other, including foreign exchange translation	1
Balance at March 31, 2018	$80

Total
Restructuring
Balance at January 1, 2017	$85
Charges	38
Write-down of assets to net realizable value	(9)
Net cash paid, principally severance and related benefits	(8)
Other, including foreign exchange translation	(2)
Balance at March 31, 2017	$104

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

When a decision is made to take these actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs are presented separately while minor initiatives are presented on a combined basis. As of March 31, 2018 and 2017, no major restructuring programs were in effect.

In the three months ended March 31, 2017, the Company implemented a number of minor restructuring initiatives and recorded restructuring, asset impairment and other charges of $38 million. These charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Americas ($25 million) and Europe ($13 million). The restructuring charges recorded in the first quarter of 2017 were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2017 in the Americas and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

7.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended March 31, 2018 and 2017 are as follows:

	U.S.		Non-U.S.
	2018	2017	2018	2017
Service cost	$4	$4	$4	$4
Interest cost	15	20	8	11
Expected asset return	(25)	(33)	(13)	(18)

Amortization:
Actuarial loss	13	14	4	5
Net periodic pension cost	$7	$5	$3	$2

8.  Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effect of discrete items are then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur in accordance with GAAP. Depending on various factors such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% for 2018 and 35% for 2017 primarily because of varying non-U.S. tax rates and valuation allowances in some jurisdictions, respectively.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act, when accounting for the enactment-date effects of the Act. At March 31, 2018, the Company has not completed its accounting for the tax effects of the Act; however, it has made reasonable estimates of the tax effects. During the three months ended March 31, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Act are clarified by the taxing authorities.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. At December 31, 2017, the Company elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company has made sufficient progress in its calculation to reasonably estimate the tax expense related to GILTI for the year ended December 31, 2018 and included it in the estimated annual effective tax rate. The impact of GILTI resulted in no incremental tax expense for the quarter ended March 31, 2018 due to net operating loss carryforwards, foreign tax credits and a full valuation allowance on U.S. net deferred tax assets. The Company will continue to refine its calculations, which may result in changes to the expected impact for 2018.

The Company maintains its assertion on a provisional basis that it intends to continue to indefinitely reinvest the gross book-tax differences in its non-U.S. consolidated subsidiaries. However, the Company records deferred foreign taxes on gross book-tax basis differences to the extent of foreign distributable reserves for certain foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

The Company is currently under examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, China, Colombia, France, Germany, and Indonesia. The years under examination range from 2004 through 2015. The Company has received tax assessments in excess of established reserves for uncertain tax positions. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if income tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact to the Company’s results of operations, financial position or cash flows.

9.  Debt

The following table summarizes the long-term debt of the Company:

	March 31,	December 31,	March 31,
	2018	2017	2017
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$462	$—	$285
Term Loans:
Term Loan A	1,149	1,148	1,370
Term Loan A (€279 million at March 31, 2017)			284
Senior Notes:
6.75%, due 2020 (€500 million)	613	594	530
4.875%, due 2021 (€330 million)	404	392	350
5.00%, due 2022	496	496	495
4.00%, due 2023	305	305
5.875%, due 2023	686	685	683
3.125%, due 2024 (€725 million at March 31, 2018)	872	849	763
6.375%, due 2025	295	295	294
5.375%, due 2025	297	297	297
Payable to OI Inc.			22
Capital Leases	53	54	56
Other	19	17	26
Total long-term debt	5,651	5,132	5,455
Less amounts due within one year	11	11	24
Long-term debt	$5,640	$5,121	$5,431

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on September 28, 2017 (the “Amended Agreement”).

At March 31, 2018, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, and a $1,575 million term loan A facility ($1,149 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At March 31, 2018, the Company had unused credit of $412 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at March 31, 2018 was 2.98%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt (excluding ordinary course revolver borrowings, except to the extent such borrowings existed at the prior year end, and non-recourse factoring or securitization debt), less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of 4.0x for the first fiscal quarter ending March 31, 2018 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2018, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

During March 2017, OI Inc. purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  In November 2017, the remaining $22 million of the 7.80% Senior Debentures were repurchased by OI Inc., the indenture relating thereto was discharged, and all collateral and guarantees thereunder were released. In 2017, the Company recorded $18 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to these actions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These swap agreements were accounted for as fair value hedges (see Note 5).

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2018	2017	2017
Balance (included in short-term loans)	$144	$133	$148
Weighted average interest rate	1.01%	0.76%	0.88%

The carrying amounts reported for the accounts receivable securitization program, and certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at March 31, 2018 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$616	$114.41	$704
4.875%, due 2021 (€330 million)	406	110.78	450
5.00%, due 2022	500	101.50	508
5.875%, due 2023	700	103.89	727
4.00%, due 2023	310	95.53	296
3.125%, due 2024 (€725 million)	893	101.91	910
6.375%, due 2025	300	107.60	323
5.375%, due 2025	300	101.40	304

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

As of March 31, 2018, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,270 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2017, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of March 31, 2018, has disposed of asbestos claims of approximately 399,000 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,600.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2017, 2016 and 2015 were $110 million, $125 million and $138 million, respectively.  OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $83,000, $71,000, and $95,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.9 billion through March 31, 2018, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

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

As noted above, OI Inc. conducts a comprehensive legal review of its asbestos-related liabilities and costs annually in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review.  As part of its annual comprehensive legal review, OI Inc. provides historical claims filing data to a third party with expertise in determining the impact of disease incidence and mortality on future filing trends to develop information to assist OI Inc. in estimating the total number of future claims to be filed.  OI Inc. uses this estimate of total future claims, along with an estimation of disposition costs and related legal costs as inputs to develop its best estimate of its total probable liability. If the results of the annual comprehensive legal review indicate that the existing amount of the accrued liability is lower (higher) than its reasonably estimable asbestos-related costs, then OI Inc. will record an appropriate charge (credit) to OI Inc.’s results of operations to increase (decrease) the accrued liability.

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

For the years ended December 31, 2017 and 2016, OI Inc. concluded that accruals in the amounts of $582 million and $692 million, respectively, were required. These amounts have not been discounted for the time value of money. OI Inc.’s comprehensive legal reviews resulted in charges of $0 million, $0 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively.

OI Inc. believes it is reasonably possible that it will incur a loss for its asbestos-related liabilities in excess of the amount currently recognized, which was $582 million as of December 31, 2017.  OI Inc. estimated that reasonably possible losses could result in asbestos-related liabilities up to $725 million.  This estimate of additional reasonably possible loss reflects a qualitative legal judgment regarding the nature of contingencies that could impact future claims and legal costs, which include, but are not limited to, successful attempts by plaintiffs to challenge existing legal barriers to liability, enact plaintiff-oriented liability or damage-related legislation, establish new theories of liability, or revive long-dormant inventories of non-mesothelioma cases. However, it is also possible that the ultimate amount of asbestos-related liabilities could be above this estimate.

OI Inc. expects a significant majority of the total number of claims to be received in the next ten years.  This timeframe appropriately reflects the mortality of current and expected claimants in light of OI Inc.’s sale of its insulation business unit in 1958.

As noted above, OI Inc.’s asbestos-related liability is based on a projection of new claims that will eventually be filed against OI Inc. and the estimated average disposition cost of these claims and related legal costs. Changes in these projections, and estimates, as well as changes in the significant assumptions noted above, have the potential to significantly impact the estimation of the Company’s asbestos-related liability.

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

11.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended March 31, 2018 and 2017 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2018	$553	$2,622	$(1,785)	$119	$1,509
Net distribution to parent	(46)				(46)
Net earnings		98		5	103
Other comprehensive income			122	6	128
Balance on March 31, 2018	$507	$2,720	$(1,663)	$130	$1,694

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2017	$635	$2,442	$(2,131)	$109	$1,055
Net distribution to parent	(6)				(6)
Net earnings		49		4	53
Other comprehensive income			191	3	194
Balance on March 31, 2017	$629	$2,491	$(1,940)	$116	$1,296

l

l

12.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2018	$(723)	$(5)		$(1,057)		$(1,785)
Change before reclassifications	120			(4)		116
Amounts reclassified from accumulated other comprehensive income		(4)	(a)	17	(b)	13
Translation effect		(1)		(6)		(7)
Other comprehensive income attributable to the Company	120	(5)		7		122
Balance on March 31, 2018	$(603)	$(10)		$(1,050)		$(1,663)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2017	$(788)	$3		$(1,346)		$(2,131)
Change before reclassifications	186			(12)		174
Amounts reclassified from accumulated other comprehensive income		(6)	(a)	19	(b)	13
Translation effect				4		4
Other comprehensive income attributable to the Company	186	(6)		11		191
Balance on March 31, 2017	$(602)	$(3)		$(1,335)		$(1,940)

(a)	Amount is included in Cost of goods sold on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

13.  Other Expense (Income), net

Other expense (income), net for the three months ended March 31, 2018 and 2017 included the following:

	Three months ended March 31,
	2018	2017
Restructuring, asset impairment and other charges	$—	$39
Foreign currency exchange (gain) loss	2	(1)
Intangible amortization expense	10	10
Royalty income	(3)	(4)
Other (income)/expense	(12)	1
	$(3)	$45

14.  Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Three months ended March 31,
	2018	2017
U.S.	$3	$3
Non-U.S.	31	30
Total income taxes paid in cash	34	33

Interest paid in cash for the three months ended March 31, 2018 and 2017 was $88 million and $98 million, respectively. Cash interest for the three months ended March 31, 2017 included $16 million of note repurchase premiums related to debt that was repaid prior to its maturity.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At March 31, 2018 and March 31, 2017, the amount of receivables sold by the Company was $216 million and $202 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of March 31, 2018, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.  However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. In March 2018, the Company submitted to ICSID an application to annul the November 13, 2017 award.

As of March 31, 2018, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations was less than $1 million for the three months ended March 31, 2018 and March 31, 2017 and related to ongoing costs of the Venezuelan expropriation.

16.  New Accounting Pronouncement

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  On January 1, 2018, the Company adopted this accounting standard.  See Note 3, Revenue, for additional information.

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases”. Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients that the Company plans to elect. The Company anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $258 million. The Company formed an implementation team, commenced identification of its lease population and has begun the implementation of new software to manage its leases in accordance with this new accounting standard.

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

Statement of Cash Flows - In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” which was intended to reduce diversity in practice on how certain transactions are classified in the statement of cash flows. Application of the standard is required for annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Compensation - Retirement Benefits - In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the service cost component to be presented with other employee compensation costs in operating income within the income statement while the other components will be reported separately outside of operations. Application of the standard is required for annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, except for in the Consolidated Results of Operations for the prior periods in which there were pension settlement charges. These prior period pension settlement charges will be reclassed from the Cost of goods sold and Selling and administrative expense lines into the Other expenses, net line.

Derivatives and Hedging - In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” which improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. Application of the standard is required for annual periods beginning after December 15, 2018. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Income Taxes - In January 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit a company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts, if any. The adoption of ASU 2018-02 is not expected to have a material effect on the Company’s consolidated financial statements.

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

As previously disclosed, to better leverage its scale and presence across a larger geography and market, the Company completed the consolidation of the former North America and Latin America segments into one segment, named the Americas, effective January 1, 2018.  The consolidation resulted in the leadership roles of the former North America and Latin America segments being combined into one position, President of the Americas, reporting to the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.  Beginning January 1, 2018, the CODM reviews the operating results at the Americas level to make resource allocation decisions and to assess performance. The consolidation also resulted in the elimination of duplicative costs as certain functions of the former North America and Latin America segments were combined to simplify the management of the new Americas segment.  For example, the Company consolidated its business shared service centers in North America and Latin America into one Americas shared service center.

Financial information for the three months ended March 31, 2018 and 2017 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended
	March 31,
	2018	2017
Net Sales:
Americas	$908	$869
Europe	643	554
Asia Pacific	173	173
Reportable segment totals	1,724	1,596
Other	12	19
Net Sales	$1,736	$1,615

	Three months ended
	March 31,
	2018	2017
Segment operating profit:
Americas	$147	$139
Europe	72	59
Asia Pacific	5	20
Reportable segment totals	224	218
Items excluded from segment operating profit:
Retained corporate costs and other	(27)	(28)
Restructuring, asset impairment and other charges		(39)
Interest expense, net	(62)	(78)
Earnings from continuing operations before income taxes	135	73
Provision for income taxes	(32)	(20)
Earnings from continuing operations	103	53
Loss from discontinued operations
Net earnings	103	53
Net (earnings) attributable to noncontrolling interests	(5)	(4)
Net earnings attributable to the Company	$98	$49
Net earnings from continuing operations attributable to the Company	$98	$49

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended March 31, 2018 and 2017

First Quarter 2018 Highlights

•

The Company combined the North America and Latin America segments into one segment, named the Americas, to better leverage its scale and presence across a larger geography and market, and to reduce costs

•	Net sales in the first quarter of 2018 were up nearly 8% from the same quarter in 2017, primarily due to the favorable effects of changes in foreign currency exchange rates and higher prices
•

Segment operating profit for reportable segments was up 3% in the first quarter of 2018 compared to the first quarter of 2017.  Higher segment profit in the Americas and Europe more than offset lower segment profit in Asia Pacific.

Net sales for the first quarter of 2018 were $121 million higher than the first quarter of the prior year primarily due to the favorable effect of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $62 million higher in the first quarter of 2018 than the prior year quarter, primarily due to the nonoccurrence of charges related to restructuring activities, note repurchase premiums and write-off of finance fees in the first quarter of 2018 compared to $56 million of such charges recorded in the first quarter of 2017, as well as higher segment operating profit. Segment operating profit for reportable segments for the first quarter of 2018 was $6 million higher than the first quarter of the prior year. The increase was largely attributable to higher selling prices and the favorable effect of changes in foreign currency. All regions other than Asia Pacific posted higher segment operating profit in the first quarter of 2018 compared to the same period in the prior year.

Net interest expense for the first quarter of 2018 decreased $16 million compared to the first quarter of 2017.  The decrease was primarily due to $17 million of note repurchase premiums and the write off of deferred finance fees recorded in the first quarter of 2017 that were related to debt that was repaid prior to its maturity.  No note repurchase premiums or write offs of deferred finance fees were recorded in the first quarter of 2018 since no debt was repaid.

For the first quarter of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $98 million, compared to $49 million, in the first quarter of 2017. Earnings for the first three months in 2017 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions).

Net Earnings
Increase
(Decrease)
Description	2017
Restructuring, asset impairment and other charges	$(39)
Note repurchase premiums and write-off of finance fees	(17)
Net tax benefit for income tax on items above	9
Net impact of noncontrolling interests on items above	1
Total	$(46)

Results of Operations — First Quarter of 2018 compared with First Quarter of 2017

Net Sales

The Company’s net sales in the first quarter of 2018 were $1,736 million compared with $1,615 million for the first quarter of 2017, an increase of $121 million, or nearly 8%. Favorable foreign currency exchange rates, primarily due to a stronger Euro, increased sales by $99 million in the first quarter of 2018 compared to the prior year quarter. Higher selling prices also increased net sales by $28 million in the quarter.  Total glass container shipments, in tonnes, were comparable in the first quarter of 2018 to the prior year quarter. Sales volume and mix increased net sales by $1 million.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2017		$1,596
Price	$28
Sales volume and mix	1
Effects of changing foreign currency rates	99
Total effect on reportable segment net sales		128
Reportable segment net sales - 2018		$1,724

Americas:  Net sales in the Americas in the first quarter of 2018 were $908 million compared with $869 million for the first quarter of 2017, an increase of $39 million, or 4%. Higher selling prices increased net sales by $22 million in the first quarter of 2018. Total glass container shipments in the region were up nearly 2% in the first quarter of 2018 compared to the prior year quarter, driven primarily by higher shipments to food and alcoholic beverage customers. Year over year shipments in Brazil were also strong in the first quarter. In the U.S., solid year over year growth in shipments to food and non-alcoholic beverage customers in the first quarter were more than offset by a decline in shipments to alcoholic beverage customers, which is largely due to ongoing trends in megabeer. Overall, higher shipments in the region increased net sales by $9 million in the first quarter of 2018. The favorable effects of foreign currency exchange rate changes increased net sales $8 million in the first quarter of 2018 compared to 2017.

Europe:  Net sales in Europe in the first quarter of 2018 were $643 million compared with $554 million for the first quarter of 2017, an increase of $89 million, or 16%. Favorable foreign currency exchange rates impacted the region by approximately $87 million in the first quarter of 2018 as the Euro strengthened in relation to the U.S. dollar. Glass container shipments in the first quarter of 2018 were nearly flat compared to the first quarter of 2017, resulting in $1 million of lower net sales. Selling prices in Europe increased net sales by $3 million in the first quarter of 2018 compared to the same period in the prior year.

Asia Pacific:  Net sales in Asia Pacific in the first quarter of 2018 were $173 million compared with $173 million for the first quarter of 2017. Net sales in the region were $7 million lower in the first quarter of 2018 compared to the same quarter in the prior year, primarily driven by the timing of returnable float replenishment in Southeast Asia. Slightly higher selling prices increased net sales by $3 million in the current quarter. The favorable effects of foreign currency exchange rate changes in the current year quarter increased net sales by $4 million.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $135 million in the first quarter of 2018 compared to $73 million in the first quarter of 2017, an increase of $62 million, or 85%. This increase was primarily related to the nonoccurrence of charges related to restructuring activities, note repurchase premiums and write-off of finance fees in the first quarter of 2018 compared to $56 million of such charges recorded in the first quarter of 2017, as well as higher segment operating profit.

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

Segment operating profit of reportable segments in the first quarter of 2018 was $224 million compared to $218 million for the first quarter of 2017, an increase of $6 million, or 3%. The increase was largely attributable to higher selling prices and favorable foreign currency effects. Higher operating costs in the first quarter of 2018 partially offset these gains and were driven by inflation, lower production volumes and higher spend due to increased asset repair activities.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2017		$218
Price	$28
Sales volume and mix	3
Operating costs	(33)
Effects of changing foreign currency rates	8
Total net effect on reportable segment operating profit		6
Reportable segment operating profit - 2018		$224

Americas:  Segment operating profit in the Americas in the first quarter of 2018 was $147 million compared with $139 million in the first quarter of 2017, an increase of $8 million, or 6%. The increase in sales volume discussed above improved segment operating profit in the current year quarter by $5 million. Selling prices were $22 million higher in the current year quarter compared to the prior year quarter. Segment operating profit was impacted by $24 million of higher operating costs in the first quarter of 2018 than the same quarter in the prior year, driven by cost inflation but partially offset by logistics cost reductions.  The region also benefitted from $7 million of insurance proceeds in the first quarter of 2018. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the current year quarter.

Europe:  Segment operating profit in Europe in the first quarter of 2018 was $72 million compared with $59 million in the first quarter of 2017, an increase of $13 million, or 22%. The effects of foreign currency exchange rates increased segment operating profit by $10 million in the current year quarter. Selling prices were $3 million higher in the current quarter compared to the prior year quarter. Manufacturing costs in the region also benefited in the quarter due to the permanent footprint adjustment made in the prior year and cost reductions, offset by asset repair activities.

Asia Pacific:  Segment operating profit in Asia Pacific in the first quarter of 2018 was $5 million compared with $20 million in the first quarter of 2017, a decrease of $15 million, or 75%. As planned, asset improvement projects underway in the region drove operating costs higher and decreased segment operating profit by $20 million in the quarter compared to the prior year quarter. These projects will continue into the second quarter of 2018 and will result in lower segment operating profit in the region than the same period in 2017. The decrease in sales volume discussed above reduced segment operating profit by $2 million. Higher selling prices increased segment operating profit in the first quarter of 2018 by $3 million. In addition, the region recorded $4 million of gain related to a land sale in the first quarter of 2018.

Interest Expense, Net

Net interest expense for the first quarter of 2018 was $62 million compared with $78 million for the first quarter of 2017.  Net interest expense included $0 and $17 million in the first quarter of 2018 and 2017, respectively, for note repurchase premiums and the write off of deferred finance fees that were related to debt that was repaid prior to its maturity.  Exclusive of these items, net interest expense increased $1 million in the first quarter of 2018 compared to the same quarter in the prior year due to higher interest rates on the Company’s variable debt and a stronger Euro.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2018 was 23.7% compared with 27.4% for the three months ended March 31, 2017.  The effective tax rate for the first quarter of 2017 was higher than the first quarter of 2018, in part, due to the impact of several charges that management considered not representative of ongoing operations, including charges for note repurchase premiums and the write-off of finance fees, for which no tax benefit was recorded in the first quarter of 2017 due to the Company’s valuation allowance recorded in the U.S.

The Company expects that the full year effective tax rate for 2018 will range between approximately 23% and 25% (excluding the tax on items that management considers not representative of ongoing operations).

Earnings from Continuing Operations Attributable to the Company

For the first quarter of 2018, the Company recorded earnings from continuing operations attributable to the Company of $98 million, compared to $49 million, in the first quarter of 2017. Earnings in the first quarter of 2017 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the company by $46 million in the first quarter of 2017 as set forth in the following table (dollars in millions):

Net Earnings
Increase
(Decrease)
Description	2017
Restructuring, asset impairment and other charges	$(39)
Note repurchase premiums and write-off of finance fees	(17)
Net tax benefit for income tax on items above	9
Net impact of noncontrolling interests on items above	1
Total	$(46)

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the first quarter of 2018 were $27 million and comparable with the $28 million recorded in the first quarter of 2017.

Restructuring, Asset Impairments and Other Charges

In the three months ended March 31, 2017, the Company implemented a number of minor restructuring initiatives and recorded restructuring, asset impairment and other charges of $39 million. These charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Americas ($26 million) and Europe ($13 million). The restructuring charges recorded in the first quarter of 2017 were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the first quarter of 2017 in the Americas and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.

See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of March 31, 2018, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.  However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. In March 2018, the Company submitted to ICSID an application to annul the November 13, 2017 award.

As of March 31, 2018, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations was less than $1 million for the three months ended March 31, 2018 and March 31, 2017 and related to ongoing costs of the Venezuelan expropriation.

Capital Resources and Liquidity

On April 22, 2015, the Company entered into a Senior Secured Credit Facility, which subsequently has been amended several times with the most recent amendment being entered into on September 28, 2017 (the “Amended Agreement”).

At March 31, 2018, the Amended Agreement includes a $300 million revolving credit facility, a $600 million multicurrency revolving credit facility, and a $1,575 million term loan A facility ($1,149 million net of debt issuance costs), each of which has a final maturity date of April 22, 2020.  At March 31, 2018, the Company had unused credit of $412 million available under the Amended Agreement. The weighted average interest rate on borrowings outstanding under the Amended Agreement at March 31, 2018 was 2.98%.

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

The Amended Agreement also contains one financial covenant, a Total Leverage Ratio that requires the Company not to exceed a ratio calculated by dividing consolidated total debt (excluding ordinary course revolver borrowings, except to the extent such borrowings existed at the prior year end, and non-recourse factoring or securitization debt), less cash and cash equivalents, by consolidated EBITDA, as defined in the Amended Agreement. The Total Leverage Ratio could restrict the ability of the Company to undertake additional financing or acquisitions to the extent that such financing or acquisitions would cause the Total Leverage Ratio to exceed the specified maximum of 4.0x for the first fiscal quarter ending March 31, 2018 and each fiscal quarter thereafter.

Failure to comply with these covenants and restrictions could result in an event of default under the Amended Agreement.  In such an event, the Company would be unable to request borrowings under the revolving facility, and all amounts outstanding under the Amended Agreement, together with accrued interest, could then be declared immediately due and payable.  If an event of default occurs under the Amended Agreement and the lenders cause all of the outstanding debt obligations under the Amended Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of March 31, 2018, the Company was in compliance with all covenants and restrictions in the Amended Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Amended Agreement will not be adversely affected by the covenants and restrictions.

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

During March 2017, OI Inc. purchased in a tender offer approximately $228 million aggregate principal amount of its 7.80% Senior Debentures due in 2018.  In November 2017, the remaining $22 million of the 7.80% Senior Debentures were repurchased by OI Inc., the indenture relating thereto was discharged, and all collateral and guarantees thereunder were released. In 2017, the Company recorded $18 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to these actions.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These swap agreements were accounted for as fair value hedges (see Note 5).

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

Information related to the Company’s accounts receivable securitization program is as follows:

	March 31,	December 31,	March 31,
	2018	2017	2017
Balance (included in short-term loans)	$144	$133	$148
Weighted average interest rate	1.01%	0.76%	0.88%

Cash Flows

Operating activities:  Cash utilized in operating activities was $363 million for the three months ended March 31, 2018, compared to $325 million for the three months ended March 31, 2017. The increase in cash utilized by operating activities in the first three months of 2018 was primarily due to an increase in working capital of $622 million in the 2018 period compared to an increase in working capital of $542 million in the same period in 2017. This increase was primarily due to a larger decline in accounts payable during the first three months of 2018 than the same period in the prior year. Partially offsetting this were higher net earnings and lower cash payments for pension contributions and restructuring activities in the first three months of 2018.

Investing activities:  Cash utilized in investing activities was $160 million for the three months ended March 31, 2018, compared to $114 million for the three months ended March 31, 2017. Capital spending for property, plant and equipment was $142 million during the first three months of 2018 compared to $98 million in the same period in 2017. Capital spending was higher in the first quarter of 2018 due to the payment of a higher level of vendor invoices accrued at the end of 2017, as well as a higher level of project activity in the Asia Pacific region.

Acquisition activities were $26 million and $17 million in the first three months of 2018 and 2017, respectively, and were primarily related to contributions made to the Company’s investment in a joint venture with Constellation Brands (“Constellation”) in Mexico. In October 2017, the Company signed an agreement to expand this joint venture. To meet rising demand from Constellation’s adjacent brewery, the newly-expanded relationship provides for the addition of a fifth furnace, which is expected to be operational by the end of 2019. This capacity expansion, which is estimated to cost approximately $140 million, will be financed by equal contributions from both partners throughout 2018 and 2019. The term of the joint venture agreement was also extended for ten additional years, to 2034.

Financing activities:  Cash provided by financing activities was $436 million for the three months ended March 31, 2018, compared to $245 million for the three months ended March 31, 2017. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first quarter of 2018 and the nonoccurrence of $19 million of finance fees, which were paid in the first quarter of 2017.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve-months) and long-term basis.  Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims, and the resolution of presently pending and anticipated future lawsuits, will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

There have been no other material changes in critical accounting estimates at March 31, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to economic and social conditions,  disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (5) consumer preferences for alternative forms of packaging, (6) cost and availability of raw materials, labor, energy and transportation, (7) the Company’s ability to manage its cost structure, including its success in implementing restructuring plans and achieving cost savings, (8) consolidation among competitors and customers, (9) the Company’s ability to acquire businesses and expand plants, integrate operations of acquired businesses and achieve expected synergies, (10) unanticipated expenditures with respect to environmental, safety and health laws, (11) unanticipated operational disruptions, including higher capital spending, (12) the Company’s ability to further develop its sales, marketing and product development capabilities,  (13) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (14) the Company’s ability to prevent and detect cybersecurity threats against its information technology systems, (15) changes in U.S. trade policies, (16) the Company’s ability to achieve its strategic plan, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at March 31, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at March 31, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS GROUP, INC.

Date	April 24, 2018	By	/s/ Jan A. Bertsch
Jan A. Bertsch
President and Chief Financial Officer