Form 10-Q
period 2018-09-30
OWENS-ILLINOIS GROUP INC
filed 2018-10-31
CIK 812233

Jqu caresoAt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $.01, of Owens-Illinois Group, Inc. outstanding as of September 30, 2018 was 100.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,734	$1,791	$5,242	$5,157
Cost of goods sold	(1,410)	(1,438)	(4,253)	(4,143)

Gross profit	324	353	989	1,014

Selling and administrative expense	(115)	(120)	(367)	(362)
Research, development and engineering expense	(17)	(15)	(50)	(46)
Interest expense, net	(63)	(63)	(199)	(204)
Equity earnings	19	22	57	55
Other income (expense), net	20	(5)	(49)	(61)

Earnings from continuing operations before income taxes	168	172	381	396
Provision for income taxes	(41)	(37)	(95)	(65)

Earnings from continuing operations	127	135	286	331
Loss from discontinued operations		(2)	(1)	(2)

Net earnings	127	133	285	329
Net earnings attributable to noncontrolling interests	(7)	(7)	(18)	(15)
Net earnings attributable to the Company	$120	$126	$267	$314

Amounts attributable to the Company:
Earnings from continuing operations	$120	$128	$268	$316
Loss from discontinued operations		(2)	(1)	(2)
Net earnings	$120	$126	$267	$314

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$127	$133	$285	$329
Other comprehensive income (loss):
Foreign currency translation adjustments	32	10	(110)	212
Pension and other postretirement benefit adjustments, net of tax	15	10	51	25
Change in fair value of derivative instruments, net of tax	(1)		(7)	(10)
Other comprehensive income (loss)	46	20	(66)	227
Total comprehensive income	173	153	219	556
Comprehensive income (loss) attributable to noncontrolling interests	1	(8)		(8)
Comprehensive income attributable to the Company	$174	$145	$219	$548

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2018	2017	2017
Assets
Current assets:
Cash and cash equivalents	$440	$492	$339
Trade receivables, net of allowance of $35 million, $34 million, and $36 million at September 30, 2018, December 31, 2017 and September 30, 2017	992	663	1,028
Inventories	973	1,036	1,046
Prepaid expenses and other current assets	259	229	254
Total current assets	2,664	2,420	2,667

Property, plant and equipment, net	3,044	3,131	3,036
Goodwill	2,549	2,590	2,621
Intangibles, net	422	439	473
Other assets	1,261	1,176	1,202
Total assets	$9,940	$9,756	$9,999

Liabilities and Share Owners' Equity
Current liabilities:
Accounts payable	$1,048	$1,324	$1,087
Short-term loans and long-term debt due within one year	152	162	243
Other liabilities	604	579	617
Other liabilities - discontinued operations	115	115	115
Total current liabilities	1,919	2,180	2,062

Long-term debt	5,487	5,121	5,378
Other long-term liabilities	925	946	977
Share owners' equity	1,609	1,509	1,582
Total liabilities and share owners' equity	$9,940	$9,756	$9,999

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$285	$329
Loss from discontinued operations	1	2
Non-cash charges
Depreciation and amortization	384	372
Pension expense	25	22
Restructuring, asset impairment and related charges	70	48
Cash payments
Pension contributions	(26)	(28)
Cash paid for restructuring activities	(21)	(30)
Change in components of working capital	(545)	(601)
Other, net (a)	(34)	(26)
Cash provided by continuing operating activities	139	88
Cash utilized in discontinued operating activities	(1)	(2)
Total cash provided by operating activities	138	86
Cash flows from investing activities:
Cash payments for property, plant and equipment	(383)	(292)
Acquisitions, net of cash acquired	(48)	(37)
Net cash proceeds on disposal of assets	10	14
Cash utilized in continuing investing activities	(421)	(315)
Cash provided by discontinued investing activities		115
Total cash utilized in investing activities	(421)	(200)
Cash flows from financing activities:
Changes in borrowings, net	413	23
Distributions to parent	(146)	(54)
Payment of finance fees	(13)	(23)
Distributions to noncontrolling interests	(9)	(9)
Cash provided by (utilized in) financing activities	245	(63)
Effect of exchange rate fluctuations on cash	(14)	24
Change in cash	(52)	(153)
Cash at beginning of period	492	492
Cash at end of period	$440	$339

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three and nine months ended September 30, 2018 and 2017 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
Americas	$939	$963	$2,777	$2,774
Europe	613	624	1,930	1,813
Asia Pacific	165	188	491	516
Reportable segment totals	1,717	1,775	5,198	5,103
Other	17	16	44	54
Net sales	$1,734	$1,791	$5,242	$5,157

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment operating profit:
Americas	$158	$159	$458	$459
Europe	87	81	260	220
Asia Pacific	10	20	16	51
Reportable segment totals	255	260	734	730
Items excluded from segment operating profit:
Retained corporate costs and other	(24)	(25)	(81)	(81)
Restructuring, asset impairment and other			(73)	(49)
Interest expense, net	(63)	(63)	(199)	(204)
Earnings from continuing operations before income taxes	$168	$172	$381	$396

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2018	2017	2017
Total assets:
Americas	$5,455	$5,411	$5,598
Europe	3,220	3,133	3,140
Asia Pacific	999	1,001	1,046

Reportable segment totals	9,674	9,545	9,784
Other	266	211	215
Consolidated totals	$9,940	$9,756	$9,999

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

For the three and nine months ended September 30, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following table for three months ended September 30, 2018 disaggregates the Company’s revenue by customer end use:

	Three months ended September 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$582	$419	$121	$1,122
Food and other	209	127	24	360
Non-alcoholic beverages	148	67	20	235
Reportable segment totals	$939	$613	$165	$1,717
Other				17
Net sales				$1,734

The following table for nine months ended September 30, 2018 disaggregates the Company’s revenue by customer end use:

	Nine months ended September 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,743	$1,383	$361	$3,487
Food and other	594	351	72	1,017
Non-alcoholic beverages	440	196	58	694
Reportable segment totals	$2,777	$1,930	$491	$5,198
Other				44
Net sales				$5,242

4.  Inventories

Major classes of inventory at September 30, 2018, December 31, 2017 and September 30, 2017 are as follows:

	September 30,	December 31,	September 30,
	2018	2017	2017
Finished goods	$808	$873	$875
Raw materials	119	122	129
Operating supplies	46	41	42
	$973	$1,036	$1,046

5.  Derivative Instruments

The Company has certain derivative assets and liabilities which consist of natural gas forwards, foreign exchange option and forward contracts, interest rate swaps and cross currency swaps. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative an income approach to value most of these contracts.  Natural gas forward rates and foreign exchange rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  These inputs are observable in active markets over the terms of the instruments the Company holds, and accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

Commodity Forward Contracts Designated as Cash Flow Hedges

In several regions, the Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.  In the Americas, some customer contracts contain provisions that pass the price of natural gas to the customer, which the customer has the option of fixing for a specified period of time.  To limit the effects of fluctuations in cash flows resulting from these customer contracts, the Company enters into commodity forward contracts related to forecasted natural gas requirements.  In Asia Pacific, the Company implemented a hedging program that included the execution of commodity forward contracts for certain contracted natural gas requirements.  In total, the Company had entered into commodity forward contracts covering approximately 7,600,000 MM BTUs at September 30, 2018, 8,800,000 MM BTUs at December 31, 2017 and 9,300,000 MM BTUs at September 30, 2017, respectively.

The Company accounts for the above forward contracts as cash flow hedges and recognizes them on the Condensed Consolidated Balance Sheet at fair value.  The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in the Accumulated Other Comprehensive Income component of share owners’ equity (“OCI”) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings.  An unrecognized loss of $8 million at September 30, 2018, an unrecognized gain of $3 million at December 31, 2017 and an unrecognized loss of  less than $1 million at September 30, 2017 related to the commodity forward contracts was included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.  Any material portion of the change in the fair value of a derivative designated as a cash flow hedge that is deemed to be ineffective is recognized in current earnings.  The ineffectiveness related to these natural gas hedges for the three and nine months ended September 30, 2018 and 2017 was not material.

The effect of the commodity forward contracts on the results of operations for the three months ended September 30, 2018 and September 30, 2017 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain (Loss) Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2018	2017	2018	2017
$1	$(1)	$—	$—

The effect of the commodity forward contracts on the results of operations for the nine months ended September 30, 2018 and September 30, 2017 is as follows:

		Amount of Gain (Loss) Reclassified from
Amount of Gain Recognized in OCI on		Accumulated OCI into Income
Commodity Forward Contracts		(reported in cost of goods sold)
(Effective Portion)		(Effective Portion)
2018	2017	2018	2017
$6	$3	$(1)	$—

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

At September 30, 2018, December 31, 2017 and September 30, 2017, the Company had outstanding foreign exchange and option agreements denominated in various currencies covering the equivalent of approximately $410 million, $460 million and $320 million, respectively, related primarily to intercompany transactions and loans.

The effect of the foreign exchange derivative contracts on the results of operations for the three months ended September 30, 2018 and September 30, 2017 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2018	2017
Other expense, net	$—	$(2)

The effect of the foreign exchange derivative contracts on the results of operations for the nine months ended September 30, 2018 and September 30, 2017 is as follows:

	Amount of Gain (Loss)
Location of Gain (Loss)	Recognized in Income on
Recognized in Income on	Foreign Exchange Contracts
Foreign Exchange Contracts	2018	2017
Other expense, net	$(1)	$4

Cash Flow Hedges of Foreign Exchange Risk

The Company has variable-interest rate borrowings denominated in currencies other than the functional currency of the borrowing subsidiaries. As a result, the Company is exposed to fluctuations in the currency of the borrowing against the subsidiaries’ functional currency.  The Company uses derivatives to manage these exposures and designates these derivatives as cash flow hedges of foreign exchange risk.  For these derivatives designated as cash flow hedges of foreign exchange risk the gain or loss on the derivative is recorded in Accumulated OCI and is subsequently reclassified into earnings in the period for which the hedged forecasted transaction affects earnings. If there is an ineffective portion of the change in fair value of the derivative it is recognized directly in earnings.

During the fourth quarter of 2017, one of the Company’s Euro-functional subsidiaries entered into a series of cross-currency swaps to manage its exposure to fluctuations in the Euro-U.S. dollar exchange rate arising from a U.S. dollar denominated borrowing.  These swaps involve exchanging fixed rate Euro interest payments for fixed rate U.S. dollar interest receipts, both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of $9 million at September 30, 2018 and an unrecognized loss of less than $1 million at December 31, 2017, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. These instruments, in the aggregate, have a pay fixed notional amount of €263 million and a receive notional amount of $310 million. They reach final maturity in 2023. There was no ineffectiveness related to these cross-currency interest rate swaps for the three and nine months ended September 30, 2018.

During the second quarter of 2018, two of the Company’s subsidiaries, a New Zealand dollar (“NZD”) functional currency subsidiary and an Australian dollar (“AUD”) functional currency subsidiary, entered into a series of cross-currency swaps to manage its exposure to fluctuations in the NZD-U.S. dollar exchange rate and the AUD-U.S. dollar exchange rate arising from U.S. dollar denominated borrowings. These swaps involve exchanging floating rate U.S. dollar interest receipts for fixed rate NZD and AUD interest payments, both of which will occur at the forward exchange rates in effect upon entering into the instrument. An unrecognized loss of $3 million at September 30, 2018 related to these cross-currency swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. The NZD to U.S. dollar instruments, in the aggregate, have a pay fixed notional amount of NZD $161 million and a receive notional amount of $110 million. They reach final maturity in 2022. The AUD to U.S. dollar instruments, in the aggregate, have a pay fixed notional amount of AUD $231 million and a receive notional amount of $170 million. They reach final maturity in 2022. There was no ineffectiveness related to these cross-currency swaps for the three and nine months ended September 30, 2018.

The effect of the cash flow hedges of foreign exchange risk on the results of operations for the three months ended September 30, 2018 is as follows:

Amount of Gain (Loss) Reclassified from
Amount of Gain (Loss) Recognized in OCI on	Accumulated OCI into Income
Cash Hedges of Foreign Exchange Risk	(reported in Other expense, net)
(Effective Portion)	(Effective Portion)
$7	$(9)

The effect of the cash flow hedges of foreign exchange risk on the results of operations for the nine months ended September 30, 2018 is as follows:

Amount of Gain (Loss) Reclassified from
Amount of Gain (Loss) Recognized in OCI on	Accumulated OCI into Income
Cash Hedges of Foreign Exchange Risk	(reported in Other expense, net)
(Effective Portion)	(Effective Portion)
$8	$1

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

The following selected information relates to fair value swaps at September 30, 2018:

	Amount Hedged	Receive Rate	Average Spread
Senior Notes due 2024	€725	3.125%	2.6%

Cash Flow Hedges of Interest Rate Risk

During the third quarter of 2018, the Company entered into a series of interest rate swap agreements with a total notional amount of $180 million. These interest rate swaps reach final maturity in 2020. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments. These interest rate swap agreements were used to hedge the variable cash flows associated with variable-rate debt.

Under the swaps, the Company pays fixed rate interest and receives floating rate interest amounts at a one month Libor rate plus a margin spread of 1.25%. The interest rate differential on each swap is recognized as an adjustment of interest expense during each monthly period over the term of the agreement.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. An unrecognized gain of less than $1 million at September 30, 2018 related to these interest rate swaps, was included in Accumulated OCI, and will be reclassified into earnings within the next twelve months. For the three months ended September 30, 2018 there was a loss of less than $1 million recorded into Accumulated OCI and a gain of less than $1 million reclassified from Accumulated OCI into interest expense.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries. The Company uses cross currency swaps to hedge its exposure to changes in foreign exchange rates on certain of these investments. During the third quarter of 2018, the Company entered into a series of cross currency swap agreements with a pay notional amount of €154 million and a receive notional amount is $180 million that reach final maturity in 2020. These cross-currency swaps involve the receipt of USD fixed rate amounts from a counterparty in exchange for the Company making Euro fixed payments over the life of the agreement. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated. For the three months ended September 30, 2018 there was a loss of less than $1 million recorded into Accumulated OCI.

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

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2018, December 31, 2017 and September 30, 2017:

	Fair Value
	Current Balance	September 30,	December 31,	September 30,
	Sheet Location	2018	2017	2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	b	$8	$3	$1
Interest rate swaps designated as fair value hedges	a	4	6	2
Cash flow hedges of foreign exchange risk	a	11	4
Net investment hedges	a	5
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	a	2	4	2
Total asset derivatives		$30	$17	$5
Liability Derivatives:
Derivatives designated as hedging instruments:
Commodity futures contracts	c	$—	$—	$1
Interest rate swaps designated as fair value hedges	d	11	13	5
Cash flow hedges of foreign exchange risk	d	12	10
Net investment hedges	d	5
Derivatives not designated as hedging instruments:
Foreign exchange derivative contracts	c	1	1	3
Total liability derivatives		$29	$24	$9

6.  Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2018 and 2017 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2018	$71	$	$16	$87
Net cash paid, principally severance and related benefits	(8)		(1)	(9)
Other, including foreign exchange translation	(1)		(2)	(3)
Balance at September 30, 2018	$62	$—	$13	$75

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2017	$94	$	$17	$111
Net cash paid, principally severance and related benefits	(11)		(3)	(14)
Other, including foreign exchange translation	1			1
Balance at September 30, 2017	$84	$—	$14	$98

Selected information related to the restructuring accruals for the nine months ended September 30, 2018 and 2017 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2018	$67	$	$18	$85
Charges	15	53	2	70
Write-down of assets to net realizable value		(53)		(53)
Net cash paid, principally severance and related benefits	(18)		(3)	(21)
Other, including foreign exchange translation	(2)		(4)	(6)
Balance at September 30, 2018	$62	$—	$13	$75

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2017	$67	$	$18	$85
Charges	34	9	5	48
Write-down of assets to net realizable value		(9)		(9)
Net cash paid, principally severance and related benefits	(21)		(9)	(30)
Other, including foreign exchange translation	4			4
Balance at September 30, 2017	$84	$—	$14	$98

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business.  Information related to major programs are presented separately while minor initiatives are presented on a combined basis. As of September 30, 2018 and 2017, no major restructuring programs were in effect.

For the nine months ended September 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $70 million.  These charges consisted of employee costs, write-down of assets, and other exit costs primarily related to a plant closure in the Americas region.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring charges primarily relate to capacity curtailments and the Company plans to reallocate the products produced at these facilities to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($65 million) on the Condensed Consolidated Results of Operations.  The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019. No restructuring initiatives were implemented in the three months ended September 30, 2018.

For the nine months ended September 30, 2017, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $48 million.  These charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Americas ($35 million) and Europe ($13 million). The restructuring charges recorded were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the Americas and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. These charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.  No restructuring initiatives were implemented in the three months ended September 30, 2017.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying amounts exceeded fair value or fair value less cost to sell.  The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 (third party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements.  For the asset impairments recorded through September 30, 2018 and September 30, 2017, the remaining carrying value of the impaired assets was approximately $3 million and $0, respectively.

7.  Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2018 and 2017 are as follows:

	U.S.		Non-U.S.
	2018	2017	2018	2017
Service cost	$4	$4	$4	$4
Interest cost	15	20	7	11
Expected asset return	(25)	(33)	(13)	(18)
Amortization of Actuarial loss	13	14	3	5
Net periodic pension cost	$7	$5	$1	$2

The components of the net periodic pension cost for the nine months ended September 30, 2018 and 2017 are as follows:

	U.S.		Non-U.S.
	2018	2017	2018	2017
Service cost	$11	$11	$11	$12
Interest cost	45	59	23	33
Expected asset return	(74)	(98)	(40)	(54)
Amortization of Actuarial loss	39	44	10	15
Net periodic pension cost	$21	$16	$4	$6

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the Act. At September 30, 2018, the Company has not completed its accounting for the tax effects of the Act; however, it has made reasonable estimates of the tax effects. During the three and nine months ended September 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of its deferred balances. During the three months ended September 30, 2018, the Company refined its estimate of the provisional amount of the one-time transition tax. At December 31, 2017, the Company originally recorded a provisional amount for its one-time transition tax of $331 million, which was expected to be substantially offset by available foreign tax credits resulting in a provisional net tax expense of $2 million, primarily attributable to state taxes. Upon further analyses of certain aspects of the Act and refinement of its calculations during the three months ended September 30, 2018, the Company decreased its provisional amount of transition tax by $17 million, to $314 million. This resulted in no change to income tax expense due to the impact of foreign tax credits. Therefore, the provisional net tax expense is approximately $2 million, primarily attributable to state taxes. In all cases, the Company is continuing to make and refine its federal and state calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Act and certain aspects of the Act are clarified by the taxing authorities.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. At December 31, 2017, the Company elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company has made sufficient progress in its calculation to reasonably estimate the tax expense related to GILTI for the year ended December 31, 2018 and included it in the EAETR. The impact of GILTI resulted in no incremental tax expense for the three and nine months ended September 30, 2018 due to net operating loss carryforwards, foreign tax credits and a full valuation allowance on U.S. net deferred tax assets. The Company will continue to refine its calculations, which may result in changes to the expected impact for 2018.

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

9.  Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2018	2017	2017
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$335	$—	$—
Term Loans:
Term Loan A	908
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			200
Term Loans:
Term Loan A		1,148	1,202
Term Loan A (€279 million)			308
Other secured debt	329
Senior Notes:
6.75%, due 2020 (€500 million)	580	594	586
4.875%, due 2021 (€330 million)	382	392	386
5.00%, due 2022	497	496	496
4.00%, due 2023	306	305
5.875%, due 2023	687	685	684
3.125%, due 2024 (€725 million)	828	849	840
6.375%, due 2025	295	295	295
5.375%, due 2025	297	297	297
Payable to OI Inc.			22
Capital Leases	48	54	54
Other	16	17	56
Total long-term debt	5,508	5,132	5,426
Less amounts due within one year	21	11	48
Long-term debt	$5,487	$5,121	$5,378

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

The Agreement provides for up to $1.910 billion of borrowings pursuant to term loans and revolving credit facilities.  The term loans mature, and the revolving credit facilities terminate, in June 2023.  At September 30, 2018, the Agreement includes a $300 million revolving credit facility, a $700 million multicurrency revolving credit facility, and a $910 million term loan A facility ($908 million net of debt issuance costs).  At September 30, 2018, the Company had unused credit of $653 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2018 was 3.40%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities.  As of September 30, 2018, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Obligations under the Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Such obligations are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign obligations, of stock of certain foreign subsidiaries.  All obligations under the Agreement are guaranteed by certain domestic subsidiaries of the Company, and certain foreign obligations under the Agreement are guaranteed by certain foreign subsidiaries of the Company.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 5).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

In the third quarter of 2018, the Company terminated a €185 million European accounts receivable securitization program.

The carrying amounts reported for certain long-term debt obligations subject to frequently redetermined interest rates, approximate fair value.  Fair values for the Company’s significant fixed rate debt obligations are based on published market quotations, and are classified as Level 1 in the fair value hierarchy.

Fair values at September 30, 2018 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€500 million)	$582	$113.10	$658
4.875%, due 2021 (€330 million)	384	111.05	426
5.00%, due 2022	500	100.93	505
5.875%, due 2023	700	103.08	722
4.00%, due 2023	310	95.57	296
3.125%, due 2024 (€725 million)	844	103.40	873
6.375%, due 2025	300	103.88	312
5.375%, due 2025	300	98.90	297

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

As of September 30, 2018, OI Inc. has determined that it is a named defendant in asbestos lawsuits and claims involving approximately 1,065 plaintiffs and claimants.  Based on an analysis of the lawsuits pending as of December 31, 2017, approximately 89% of plaintiffs either do not specify the monetary damages sought, or in the case of court filings, claim an amount sufficient to invoke the jurisdictional minimum of the trial court.  Approximately 8% of plaintiffs specifically plead damages above the jurisdictional minimum up to, and including, $15 million or less, and 3% of plaintiffs specifically plead damages greater than $15 million but less than or equal to $100 million.

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

Since receiving its first asbestos claim, OI Inc. as of September 30, 2018, has disposed of asbestos claims of approximately 399,800 plaintiffs and claimants at an average indemnity payment per claim of approximately $9,700.  OI Inc.’s asbestos indemnity payments have varied on a per claim basis, and are expected to continue to vary considerably over time.  Asbestos-related cash payments for 2017, 2016 and 2015 were $110 million, $125 million and $138 million, respectively.  OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $83,000, $71,000, and $95,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $4.9 billion through September 30, 2018, before insurance recoveries, for its asbestos-related liability.  OI Inc.’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

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

11.  Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2018 and 2017 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on July 1, 2018	$452	$2,770	$(1,888)	$121	$1,455
Net distribution to parent	(18)				(18)
Net earnings		120		7	127
Other comprehensive income (loss)			54	(9)	45
Balance on September 30, 2018	$434	$2,890	$(1,834)	$119	$1,609

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on July 1, 2017	$622	$2,630	$(1,916)	$109	$1,445
Net distribution to parent	(16)				(16)
Net earnings		126		7	133
Other comprehensive income			19	1	20
Balance on September 30, 2017	$606	$2,756	$(1,897)	$117	$1,582

l

The activity in share owners’ equity for the nine months ended September 30, 2018 and 2017 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2018	$553	$2,623	$(1,786)	$119	$1,509
Net distribution to parent	(119)				(119)
Net earnings		267		18	285
Other comprehensive loss			(48)	(18)	(66)
Balance on September 30, 2018	$434	$2,890	$(1,834)	$119	$1,609

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2017	$635	$2,442	$(2,131)	$109	$1,055
Net distribution to parent	(29)				(29)
Net earnings		314		15	329
Other comprehensive income (loss)			234	(7)	227
Balance on September 30, 2017	$606	$2,756	$(1,897)	$117	$1,582

l

12.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2018 and 2017 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2018	$(856)	$(11)		$(1,021)		$(1,888)
Change before reclassifications	40	(11)		(1)		28
Amounts reclassified from accumulated other comprehensive income		9	(a)	16	(b)	25
Translation effect		1				1
Tax effect						—
Other comprehensive income (loss) attributable to the Company	40	(1)		15		54
Balance on September 30, 2018	$(816)	$(12)		$(1,006)		$(1,834)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2017	$(578)	$(7)		$(1,331)		$(1,916)
Change before reclassifications	9			(2)		7
Amounts reclassified from accumulated other comprehensive income			(a)	19	(b)	19
Translation effect				(7)		(7)
Tax effect						—
Other comprehensive income attributable to the Company	9	—		10		19
Balance on September 30, 2017	$(569)	$(7)		$(1,321)		$(1,897)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2018	$(724)	$(5)		$(1,057)		$(1,786)
Change before reclassifications	(92)	(7)		(8)		(107)
Amounts reclassified from accumulated other comprehensive income			(a)	49	(b)	49
Translation effect				10		10
Tax effect						—
Other comprehensive income (loss) attributable to the Company	(92)	(7)		51		(48)
Balance on September 30, 2018	$(816)	$(12)		$(1,006)		$(1,834)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2017	$(788)	$3		$(1,346)		$(2,131)
Change before reclassifications	219			(12)		207
Amounts reclassified from accumulated other comprehensive income		(10)	(a)	58	(b)	48
Translation effect				(21)		(21)
Tax effect						—
Other comprehensive income (loss) attributable to the Company	219	(10)		25		234
Balance on September 30, 2017	$(569)	$(7)		$(1,321)		$(1,897)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 5 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 7 for additional information) and net postretirement benefit cost.

13.  Other Expense (Income), net

Other expense (income), net for the three and nine months ended September 30, 2018 and 2017 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Restructuring, asset impairment and other charges	$—	$—	$68	$49
Foreign currency exchange loss	4	3	6	3
Intangible amortization expense	10	11	30	31
Royalty income	(3)	(4)	(9)	(11)
Non-income tax gain	(13)		(13)
Other income (including gains on asset sales), net	(18)	(5)	(33)	(11)
	$(20)	$5	$49	$61

14.  Supplemental Cash Flow Information

Income taxes paid in cash were as follows:

	Nine months ended September 30,
	2018	2017
U.S.	$9	$7
Non-U.S.	87	113
Total income taxes paid in cash	96	120

Interest paid in cash for the nine months ended September 30, 2018 and 2017 was $188 million and $209 million, respectively. Cash interest for the nine months ended September 30, 2017 included $16 million for note repurchase premiums related to debt that was repaid prior to its maturity.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At September 30, 2018 and September 30, 2017, the amount of receivables sold by the Company was $289 million and $145 million, respectively. Any continuing involvement with the sold receivables is immaterial.

15.  Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of September 30, 2018, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.  However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. In March 2018, the two subsidiaries of the Company submitted to ICSID an application to annul the November 13, 2017 award; they have since submitted a pleading seeking annulment.

As of September 30, 2018, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations was less than $1 million and $1 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $2 million for the three and nine months ended September 30, 2017, respectively, related to ongoing costs of the Venezuelan expropriation.

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

Leases - In February 2016, the FASB issued ASU No. 2016-02, “Leases” Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee's obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for the Company on January 1, 2019. ASU No. 2016-02 and is required to be applied using the modified retrospective approach for all leases existing as of the effective date. The Company expects to adopt this guidance using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of ASU No. 2016-02, and the transitional practical expedient for the treatment of existing land easements; however, the Company does not expect to elect the hindsight transitional practical expedient. The Company anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of leases. As of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $258 million. The Company formed an implementation team, commenced identification of its lease population and has begun the implementation of new software to manage its leases in accordance with this new accounting standard.

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

Compensation - Retirement Benefits - In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the service cost component to be presented with other employee compensation costs in operating income within the income statement while the other components will be reported separately outside of operations. Application of the standard is required for annual periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, except for in the Consolidated Results of Operations for the prior periods in which there were pension settlement charges. These prior period pension settlement charges were reclassed from the Cost of goods sold and Selling and administrative expense lines into the Other income (expense), net line.

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

Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which modifies the fair value disclosure requirements. Application of the standard is required for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Disclosure Requirements for Defined Benefit Plans  - In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” which modifies the defined benefit plan disclosure requirements. Application of the standard is required for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Financial information for the three and nine months ended September 30, 2018 and 2017 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales:
Americas	$939	$963	$2,777	$2,774
Europe	613	624	1,930	1,813
Asia Pacific	165	188	491	516
Reportable segment totals	1,717	1,775	5,198	5,103
Other	17	16	44	54
Net Sales	$1,734	$1,791	$5,242	$5,157

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment operating profit:
Americas	$158	$159	$458	$459
Europe	87	81	260	220
Asia Pacific	10	20	16	51
Reportable segment totals	255	260	734	730
Items excluded from segment operating profit:
Retained corporate costs and other	(24)	(25)	(81)	(81)
Restructuring, asset impairment and other charges			(73)	(49)
Interest expense, net	(63)	(63)	(199)	(204)
Earnings from continuing operations before income taxes	168	172	381	396
Provision for income taxes	(41)	(37)	(95)	(65)
Earnings from continuing operations	127	135	286	331
Loss from discontinued operations		(2)	(1)	(2)
Net earnings	127	133	285	329
Net (earnings) attributable to noncontrolling interests	(7)	(7)	(18)	(15)
Net earnings attributable to the Company	$120	$126	$267	$314
Net earnings from continuing operations attributable to the Company	$120	$128	$268	$316

Note:  All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2018 and 2017

Third Quarter 2018 Highlights

•

Net sales in the third quarter of 2018 were 3% lower than the same quarter in 2017, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower shipments, partially offset by higher prices

•

Segment operating profit for reportable segments was down 2% in the third quarter of 2018 compared to the third quarter of 2017.  Higher segment profit in Europe was offset by lower segment profit in Asia Pacific.

Net sales for the third quarter of 2018 were $57 million lower than the third quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower shipments, partially offset by higher prices.

Earnings from continuing operations before income taxes were $4 million lower in the third quarter of 2018 than the prior year quarter, primarily due to lower sales and the unfavorable effect of changes in foreign currency exchange rates. Segment operating profit for reportable segments for the third quarter of 2018 was $5 million lower than the third quarter of the prior year. Higher segment profit in Europe was offset by lower segment profit in Asia Pacific.

Net interest expense for the third quarter of 2018 was comparable to the third quarter of 2017.

For the third quarter of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $120 million compared to $128 million in the third quarter of 2017.

Results of Operations — Third Quarter of 2018 compared with Third Quarter of 2017

Net Sales

The Company’s net sales in the third quarter of 2018 were $1,734 million compared with $1,791 million for the third quarter of 2017, a decrease of $57 million, or 3%. Unfavorable foreign currency exchange rates, primarily due to a weaker Brazilian Real, Mexican Peso, Australian Dollar and New Zealand Dollar, decreased sales by $60 million in the third quarter of 2018 compared to the prior year quarter.  Total glass container shipments, in tonnes, were approximately 2% lower in the third quarter of 2018 than the prior year quarter.  Sales volume and mix decreased net sales by $38 million. Higher selling prices increased net sales by $40 million in the quarter.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2017		$1,775
Price	$40
Sales volume and mix	(38)
Effects of changing foreign currency rates	(60)
Total effect on reportable segment net sales		(58)
Reportable segment net sales - 2018		$1,717

Americas:  Net sales in the Americas in the third quarter of 2018 were $939 million compared with $963 million for the third quarter of 2017, a decrease of $24 million, or 2%. Higher selling prices increased net sales by $32 million in the third quarter of 2018. Total glass container shipments in the region were down approximately 2% in the third quarter of 2018 compared to the prior year quarter, driven primarily by lower shipments to alcoholic beverage customers in the U.S., owing to the ongoing trends in beer shipments and the transfer of beer production to the Company’s joint venture with Constellation Brands.  Partially offsetting this were higher shipments in nearly every other country in the region.  Overall, lower shipments and changes in mix in the region decreased net sales by $15 million in the third quarter of 2018. The unfavorable effects of foreign currency exchange rate changes decreased net sales $41 million in the third quarter of 2018 compared to 2017 as the Brazilian Real and Mexican Peso weakened in relation to the U.S. dollar.

Europe:  Net sales in Europe in the third quarter of 2018 were $613 million compared with $624 million for the third quarter of 2017, a decrease of $11 million, or 2%. Unfavorable foreign currency exchange rates impacted the region by approximately $5 million in the third quarter of 2018 as the Euro weakened in relation to the U.S. dollar. Lower shipments to alcoholic beverage customers, which included the impact from a weak grape harvest in the prior year, and lower shipments to food customers drove total glass container shipments in the third quarter of 2018 down by approximately 2% compared to the prior year quarter.  This resulted in $13 million of lower net sales. Selling prices in Europe increased net sales by $7 million in the third quarter of 2018 compared to the same period in the prior year.

Asia Pacific:  Net sales in Asia Pacific in the third quarter of 2018 were $165 million compared with $188 million for the third quarter of 2017, a decrease of $23 million, or 12%. Lower shipments, primarily to alcoholic beverage customers in Australia, reduced glass container shipments in the region by nearly 4% in the third quarter of 2018 compared to the prior year period, resulting in a $10 million decline to net sales.  Unfavorable foreign currency exchange rates impacted the region by approximately $14 million in the third quarter of 2018 as the Australian Dollar and New Zealand Dollar weakened in relation to the U.S. dollar.  Slightly higher selling prices increased net sales by $1 million in the current quarter.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $168 million in the third quarter of 2018 compared to $172 million in the third quarter of 2017, a decrease of $4 million, or 2%. This decrease was primarily related to lower sales and the unfavorable effect of changes in foreign currency exchange rates.

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

Segment operating profit of reportable segments in the third quarter of 2018 was $255 million compared to $260 million for the third quarter of 2017, a decrease of $5 million, or 2%.  Prices modestly outpaced operating costs in the third quarter of 2018, but this was more than offset by lower sales and the unfavorable effect of changes in foreign currency exchange rates.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2017		$260
Price	$40
Sales volume and mix	(7)
Operating costs	(29)
Effects of changing foreign currency rates	(9)
Total net effect on reportable segment operating profit		(5)
Reportable segment operating profit - 2018		$255

Americas:  Segment operating profit in the Americas in the third quarter of 2018 was $158 million compared with $159 million in the third quarter of 2017, a decrease of $1 million, or 1%.  The decrease in sales volume discussed above reduced segment operating profit by $1 million.  Segment operating profit was also impacted by $39 million of higher operating costs in the third quarter of 2018 than the same quarter in the prior year, driven by cost inflation and higher transportation costs due to freight rate inflation. This was partially offset by a $13 million gain recorded in the third quarter of 2018 based on a favorable court ruling in Brazil, which will allow the region to recover revenue tax paid in previous years.  In addition, the region’s previous restructuring actions have reduced operating costs by approximately $3 million in the third quarter of 2018 and were in line with management’s expectations.  The effects of foreign currency exchange rates decreased segment operating profit by $9 million in the current year quarter, which included $4 million from the impact of highly-inflationary basis of accounting in the region’s operations in Argentina.  Selling prices were $32 million higher in the current year quarter compared to the prior year quarter.

Europe:  Segment operating profit in Europe in the third quarter of 2018 was $87 million compared with $81 million in the third quarter of 2017, an increase of $6 million, or 7%.  Selling prices were $7 million higher in the current quarter compared to the prior year quarter and more than offset cost inflation.  Segment operating profit in the third quarter of 2018 improved due to approximately $1 million of lower operating costs compared to the same period in the prior year.  Despite the nonoccurrence of an energy credit from a local government entity in the current year quarter, the region was  able to largely offset this with a gain related to an asset sale.  Also, the prior year permanent footprint adjustment in the region contributed to lower operating costs and were in line with management’s expectations when the restructuring activities were initiated. The decrease in sales volume discussed above reduced segment operating profit by $3 million. The effects of foreign currency exchange rates increased segment operating profit by $1 million in the current year quarter.

Asia Pacific:  Segment operating profit in Asia Pacific in the third quarter of 2018 was $10 million compared with $20 million in the third quarter of 2017, a decrease of $10 million, or 50%. As planned, asset improvement projects in the region drove operating costs higher and decreased segment operating profit by $7 million in the quarter compared to the prior year quarter. These projects have now been completed.  The decrease in sales discussed above reduced segment operating profit by $3 million. Higher selling prices increased segment operating profit in the third quarter of 2018 by $1 million. The effects of foreign currency exchange rates decreased segment operating profit by $1 million in the current year quarter.

Interest Expense, Net

Net interest expense for the third quarter of 2018 was $63 million compared with $63 million for the third quarter of 2017.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2018 was 24.4% compared with 21.5% for the three months ended September 30, 2017.  The effective tax rate for the third quarter of 2018 was higher than the same period in the prior year, primarily due to the mix of earnings in the U.S. and foreign jurisdictions in 2018 compared to 2017.

Net Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $120 million compared to $128 million in the third quarter of 2017.

Executive Overview — Nine Months ended September 30, 2018 and 2017

2018 Highlights

•

The Company combined the North America and Latin America segments into one segment, named the Americas, to better leverage its scale and presence across a larger geography and market, and to reduce costs.

•	Net sales in the first nine months of 2018 were up nearly 2% from the same period in 2017, primarily due to higher prices and the favorable effects of changes in foreign currency exchange rates.
•

Segment operating profit for reportable segments was up slightly in the first nine months of 2018 compared to the same period in 2017.  Higher segment profit in Europe more than offset lower segment profit in Asia Pacific.

•	The Company entered into a new $1.91 billion senior secured credit facility with a final maturity date of June 2023.

Net sales for the first nine months of 2018 were $85 million higher than the same period in the prior year primarily due to the favorable effect of changes in foreign currency exchange rates and higher prices.

Earnings from continuing operations before income taxes were $15 million lower in the first nine months of 2018 than the same period in 2017, primarily due to an increase in charges related to restructuring activities. Segment operating profit for reportable segments for the first nine months of 2018 was $4 million higher than the same period in the prior year. The increase was largely attributable to higher selling prices slightly outpacing higher costs. Higher segment profit in Europe more than offset lower segment profit in Asia Pacific.

Net interest expense for the first nine months of 2018 decreased $5 million compared to the same period in 2017.  The decrease was primarily due to lower note repurchase premiums and write offs of deferred finance fees recorded in the first nine months of 2018 than the same period in 2017.

Net earnings from continuing operations attributable to the Company for the first nine months of 2018 was $268 million compared with $316 million in the first nine months of 2017.

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

Results of Operations — First nine months of 2018 compared with first nine months of 2017

Net Sales

The Company’s net sales in the first nine months of 2018 were $5,242 million compared with $5,157 million for the first nine months of 2017, an increase of $85 million, or 2%. Favorable foreign currency exchange rates, primarily due to a stronger Euro, increased sales by $54 million in the first nine months of 2018 compared to the prior year period. Higher selling prices also increased net sales by $98 million in 2018.  Total glass container shipments, in tonnes, were approximately 1% lower in the first nine months of 2018 compared to the prior year period.  Sales volume and mix decreased net sales by $57 million.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2017		$5,103
Price	$98
Sales volume and mix	(57)
Effects of changing foreign currency rates	54
Total effect on reportable segment net sales		95
Reportable segment net sales - 2018		$5,198

Americas:  Net sales in the Americas in the first nine months of 2018 were $2,777 million compared with $2,774 million for the same period in 2017, an increase of $3 million, or less than 1%. Higher selling prices increased net sales by $76 million in 2018. Total glass container shipments in the region were comparable in the first nine months of 2018 to the same prior in the prior year with higher shipments to food customers offset by lower shipments to alcoholic beverage customers. Year over year shipments in Brazil were also strong in the first nine months of 2018. In the U.S., solid year over year growth in shipments to food customers in the first nine months of 2018 were more than offset by a decline in shipments to alcoholic beverage customers, owing to the ongoing trends in beer shipments and the transfer of beer production to the Company’s joint venture with Constellation Brands. Overall, the change in sales mix in the region decreased net sales by $21 million in the first nine months of 2018. The effects of foreign currency exchange rate changes decreased net sales $52 million in the first nine months of 2018 compared to 2017, primarily due to the weakening of the Brazilian Real and the Mexican Peso in relation to the U.S. dollar.

Europe:  Net sales in Europe in the first nine months of 2018 were $1,930 million compared with $1,813 million for the same period in 2017, an increase of $117 million, or 6%. The effects of foreign currency exchange rates increased net sales in the region by approximately $117 million in the first nine months of 2018 as the Euro strengthened in relation to the U.S. dollar. Glass container shipments in the first nine months of 2018 were down approximately 1% compared to the first nine months of 2017, resulting in $17 million of lower net sales. Selling prices in Europe increased net sales by $17 million in the first nine months of 2018 compared to the same period in the prior year.

Asia Pacific:  Net sales in Asia Pacific in the first nine months of 2018 were $491 million compared with $516 million for the same period of 2017, a decrease of $25 million, or 5%. Glass container shipments in the first nine months of 2018 were down 3% compared to the first nine months of 2017, primarily driven by lower shipments to alcoholic beverage customers in Australia, resulting in $19 million of lower net sales. Slightly higher selling prices increased net sales by $5 million in 2018. The unfavorable effects of foreign currency exchange rate changes decreased net sales by $11 million as the Australian Dollar and New Zealand Dollar weakened in relation to the U.S. dollar.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Earnings from continuing operations before income taxes were $381 million in the first nine months of 2018 compared to $396 million in the first nine months of 2017, a decrease of $15 million, or 4%. This decrease was primarily due to an increase in charges related to restructuring activities.

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

Segment operating profit of reportable segments in the first nine months of 2018 was $734 million compared to $730 million for the first nine months of 2017, an increase of $4 million, or less than 1%. The increase was largely attributable to higher selling prices slightly outpacing higher costs. Higher segment profit in Europe more than offset lower segment profit in Asia Pacific.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2017		$730
Price	$98
Sales volume and mix	(6)
Operating costs	(89)
Effects of changing foreign currency rates	1
Total net effect on reportable segment operating profit		4
Reportable segment operating profit - 2018		$734

Americas:  Segment operating profit in the Americas in the first nine months of 2018 was $458 million compared with $459 million in the first nine months of 2017, a decrease of $1 million, or less than 1%. The change in sales volume and mix discussed above improved segment operating profit in the current year quarter by $4 million. Selling prices were $76 million higher in the current year period compared to the prior year. Segment operating profit was impacted by $91 million of higher operating costs in the first nine months of 2018 than the same period in the prior year, driven by cost inflation, a temporary transportation strike in Brazil, a raw material batch disruption issue at a plant in Mexico, and higher transportation costs due to freight rate inflation. The region also benefitted from $10 million of insurance proceeds in the first nine months of 2018. In addition, the region recorded a $13 million gain in the first nine months of 2018 based on a favorable court ruling in Brazil, which will allow the region to recover revenue tax paid in previous years.  The region’s previous restructuring actions have reduced operating costs by approximately $3 million in the first nine months of 2018 and were in line with management’s expectations. The effects of foreign currency exchange rates decreased segment operating profit by $16 million in the first nine months, which included $4 million from the impact of highly-inflationary basis of accounting in the region’s operations in Argentina.

Europe:  Segment operating profit in Europe in the first nine months of 2018 was $260 million compared with $220 million in the first nine months of 2017, an increase of $40 million, or 18%. The effects of foreign currency exchange rates increased segment operating profit by $17 million in the current year period. Selling prices were $17 million higher in 2018 compared to the prior year period. Segment operating profit in the first nine months of 2018 improved due to approximately $10 million of lower operating costs compared to the same period in the prior year due.  Lower production volumes in the region were partially offset by a gain related to an asset sale.  In addition, the prior year permanent footprint adjustment in the region contributed to lower operating costs in the first nine months of 2018 and were in line with management’s expectations when the restructuring activities were initiated. The change in sales volume and mix described above reduced segment operating profit by $4 million.

Asia Pacific:  Segment operating profit in Asia Pacific in the first nine months of 2018 was $16 million compared with $51 million in the first nine months of 2017, a decrease of $35 million, or 69%. As planned, asset improvement projects in the region drove operating costs higher and decreased segment operating profit by $34 million in the first nine months of 2018 compared to the same period in the prior year. These projects have now been completed in the region. The decrease in sales volume discussed above reduced segment operating profit by $6 million. Higher selling prices increased segment operating profit in the first nine months of 2018 by $5 million.

Interest Expense, Net

Net interest expense for the first nine months of 2018 was $199 million compared with $204 million for the first nine months of 2017.  Net interest expense included $11 and $17 million in the first nine months of 2018 and 2017, respectively, for note repurchase premiums and the write off of deferred finance fees that were related to debt that was repaid prior to its maturity.  Exclusive of these items, net interest expense was comparable in the first nine months of 2018 to the same period in the prior year.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2018 was 24.9% compared with 16.4% for the nine months ended September 30, 2017.  The effective tax rate for the first nine months of 2018 was higher than the same period in 2017 due to the nonoccurrence of a resolution of a tax matter in 2017 that resulted in approximately $26 million of tax accruals reversed.

The Company expects that the full year effective tax rate for 2018 will range between approximately 22% and 23% (excluding the tax on items that management considers not representative of ongoing operations).

Net Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2018, the Company recorded net earnings from continuing operations attributable to the Company of $268 million compared to $316 million in the first nine months of 2017. Earnings in 2018 and 2017 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

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

Items excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2018 were $24 million and comparable with the $25 million recorded in the third quarter of 2017.  For the first nine months of 2018, retained corporate costs and other were $81 million compared with $81 million for the same period in 2017.

Restructuring, Asset Impairments and Other Charges

For the nine months ended September 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $73 million.  These charges consisted of employee costs, write-down of assets, and other exit costs primarily related to a plant closure in the Americas region.  These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring charges primarily relate to capacity curtailments and the Company plans to reallocate the products produced at these facilities to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($68 million) on the Condensed Consolidated Results of Operations.  The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019. No restructuring initiatives were implemented in the three months ended September 30, 2018.

For the nine months ended September 30, 2017, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $49 million.  These charges primarily consisted of employee costs, write-down of assets, and other exit costs in the following regions: Americas ($36 million) and Europe ($13 million). The restructuring charges recorded were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. The restructuring charges recorded in the Americas and European regions primarily relate to capacity curtailments. The Company plans to reallocate the products produced at these facilities to others in their respective regions. These charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2018.  No restructuring initiatives were implemented in the three months ended September 30, 2017.

See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations

On April 4, 2016, the annulment committee formed by the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) ruled that OI European Group B.V. (“OIEG”), a subsidiary of the Company, is free to pursue the enforcement of a prior arbitration award (the “Award”) against Venezuela. As of September 30, 2018, that Award amounts to more than $500 million, including reimbursement of expenses and accrued interest. Venezuela’s application to annul the Award was heard by an ad hoc committee of the ICSID in September 2017, but no decision has been rendered yet.

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

A separate arbitration involving other subsidiaries of the Company was initiated in 2012 to obtain compensation primarily for third-party minority shareholders’ lost interests in the two expropriated plants.  However, on November 13, 2017, ICSID issued an award that dismissed this arbitration on jurisdiction grounds. In March 2018, the two subsidiaries of the Company submitted to ICSID an application to annul the November 13, 2017 award; they have since submitted a pleading seeking annulment.

As of September 30, 2018, the Company deferred the gain contingency on the sale of its rights in amounts due under the Award pending the ad hoc committee of the ICSID rendering its decision regarding Venezuela’s application to annul the Award.

The loss from discontinued operations was less than $1 million and $1 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $2 million for the three and nine months ended September 30, 2017, respectively, related to ongoing costs of the Venezuelan expropriation.

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

The Agreement provides for up to $1.910 billion of borrowings pursuant to term loans and revolving credit facilities.  The term loans mature, and the revolving credit facilities terminate, in June 2023.  At September 30, 2018, the Agreement includes a $300 million revolving credit facility, a $700 million multicurrency revolving credit facility, and a $910 million term loan A facility ($908 million net of debt issuance costs).  At September 30, 2018, the Company had unused credit of $653 million available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2018 was 3.40%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement.  In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable.  Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement.  If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2018, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

Obligations under the Agreement are secured by substantially all of the assets, excluding real estate and certain other excluded assets, of certain of the Company’s domestic subsidiaries and certain foreign subsidiaries.  Such obligations are also secured by a pledge of intercompany debt and equity investments in certain of the Company’s domestic subsidiaries and, in the case of foreign obligations, of stock of certain foreign subsidiaries.  All obligations under the Agreement are guaranteed by certain domestic subsidiaries of the Company, and certain foreign obligations under the Agreement are guaranteed by certain foreign subsidiaries of the Company.

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

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 5).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

In the third quarter of 2018, the Company terminated a €185 million European accounts receivable securitization program.

Cash Flows

Operating activities:  Cash provided by continuing operating activities was $139 million for the nine months ended September 30, 2018, compared to $88 million for the nine months ended September 30, 2017. Working capital was a use of cash of $545 million in the 2018 period compared to a use of cash of $601 million in the same period in 2017. The primary reasons for the use of working capital for the first nine months of 2018 were higher accounts receivable balances and lower accounts payable balances than at year end 2017. As of September 30, 2018, the Company reduced its level of accounts receivable factoring compared to year end 2017 and this led to a use of working capital through the third quarter of 2018.  Also, the Company has experienced higher sales levels in Brazil and lower sales levels in the U.S., year over year.  This change in the Company’s sales mix has impacted its receivables as longer payment terms are more common outside the U.S. Together, the impact of less factoring and a higher mix of sales outside the U.S. have negatively impacted the Company’s operating cash flows in the first nine months of 2018. In addition, the Company’s accounts payable balances have declined as a significant amount of capital projects that were in process at year-end 2017 and in the early part of 2018 have been completed and paid.  Net earnings were lower for the first nine months of 2018 compared to the same period in the prior year, but were mostly offset by higher non-cash charges, such as restructuring, depreciation and pension expense.  Cash payments for restructuring activities were $9 million lower in the first nine months of 2018 than in the first nine months of 2017.

Investing activities:  Cash utilized in investing activities was $421 million for the nine months ended September 30, 2018, compared to $315 million for the nine months ended September 30, 2017. Capital spending for property, plant and equipment was $383 million during the first nine months of 2018 compared to $292 million in the same period in 2017. Capital spending increased in the first nine months of 2018 due to the payment of a higher level of vendor invoices accrued at the end of 2017, as well as a higher level of project activity in the Asia Pacific region throughout 2018.

Acquisition activities were $48 million and $37 million in the first nine months of 2018 and 2017, respectively, and were primarily related to contributions made to the Company’s investment in a joint venture with Constellation Brands (“Constellation”) in Mexico. In October 2017, the Company signed an agreement to expand this joint venture. To meet rising demand from Constellation’s adjacent brewery, the newly-expanded relationship provides for the addition of a fifth furnace, which is expected to be operational by the end of 2019. This capacity expansion, which is estimated to cost approximately $140 million, will be financed by equal contributions from both partners throughout 2018 and 2019. The term of the joint venture agreement was also extended for ten additional years, to 2034.

Also, in the third quarter of 2017, a subsidiary of the Company received $115 million from selling its right, title and interest in amounts due under a prior arbitration award against Venezuela related to a discontinued operation.  See Note 15 to the Consolidated Financial Statements for additional information.

Financing activities:  Cash provided by financing activities was $245 million for the nine months ended September 30, 2018, compared to cash utilized of $63 million for the nine months ended September 30, 2017. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first nine months of 2018 and a decrease in finance fees paid for debt issuances in 2018, partially offset by higher distributions to parent.

The Company anticipates that cash flows from its operations and from utilization of credit available under the Agreement will be sufficient to fund its operating and seasonal working capital needs, debt service and other obligations on a short-term (twelve-months) and long-term basis.  Based on the Company's expectations regarding future payments for lawsuits and claims and also based on the Company's expected operating cash flow, the Company believes that the payment of any deferred amounts of previously settled or otherwise determined lawsuits and claims will not have a material adverse effect upon the Company's liquidity on a short-term or long-term basis.

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

There have been no other material changes in critical accounting estimates at September 30, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

For further information on legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes in risk factors at September 30, 2018 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

OWENS-ILLINOIS GROUP, INC.

Date	October 31, 2018	By	/s/ Jan A. Bertsch
Jan A. Bertsch
President and Chief Financial Officer