Form 10-Q
period 2019-09-30
OWENS-ILLINOIS GROUP INC
filed 2019-10-30
CIK 812233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2019 or

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

The number of shares of common stock, par value $.01, of Owens-Illinois Group, Inc. outstanding as of September 30, 2019 was 100.

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

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$1,670	$1,734	$5,063	$5,242
Cost of goods sold	(1,371)	(1,410)	(4,131)	(4,253)

Gross profit	299	324	932	989

Selling and administrative expense	(108)	(115)	(339)	(367)
Research, development and engineering expense	(16)	(17)	(50)	(50)
Interest expense, net	(83)	(63)	(215)	(199)
Equity earnings	17	19	55	57
Other income (expense), net (incl. goodwill impairment)	(645)	20	(709)	(49)

Earnings (loss) from continuing operations before income taxes	(536)	168	(326)	381
Provision for income taxes	(31)	(41)	(86)	(95)

Earnings (loss) from continuing operations	(567)	127	(412)	286
Loss from discontinued operations			(1)	(1)

Net earnings (loss)	(567)	127	(413)	285
Net earnings attributable to noncontrolling interests	(8)	(7)	(17)	(18)
Net earnings (loss) attributable to the Company	$(575)	$120	$(430)	$267

Amounts attributable to the Company:
Earnings (loss) from continuing operations	$(575)	$120	$(429)	$268
Loss from discontinued operations			(1)	(1)
Net earnings (loss)	$(575)	$120	$(430)	$267

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings (loss)	$(567)	$127	$(413)	$285
Other comprehensive income (loss):
Foreign currency translation adjustments	(118)	32	(67)	(110)
Pension and other postretirement benefit adjustments, net of tax	27	15	49	51
Change in fair value of derivative instruments, net of tax	5	(1)	1	(7)
Other comprehensive income (loss)	(86)	46	(17)	(66)
Total comprehensive income (loss)	(653)	173	(430)	219
Comprehensive income (loss) attributable to noncontrolling interests	14	1	13
Comprehensive income (loss) attributable to the Company	$(639)	$174	$(417)	$219

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30,	December 31,	September 30,
	2019	2018	2018
Assets
Current assets:
Cash and cash equivalents	$273	$512	$440
Trade receivables, net of allowance of $31 million, $35 million, and $35 million at September 30, 2019, December 31, 2018 and September 30, 2018	968	549	992
Inventories	1,015	1,018	973
Prepaid expenses and other current assets	278	278	259
Total current assets	2,534	2,357	2,664

Property, plant and equipment, net	3,104	3,085	3,044
Goodwill	1,893	2,513	2,549
Intangibles, net	404	400	422
Other assets	1,613	1,344	1,261
Total assets	$9,548	$9,699	$9,940

Liabilities and Share owners' equity
Current liabilities:
Accounts payable	$1,064	$1,321	$1,048
Short-term loans and long-term debt due within one year	376	160	152
Other liabilities	630	566	604
Other liabilities - discontinued operations			115
Total current liabilities	2,070	2,047	1,919

Long-term debt	5,512	5,181	5,487
Other long-term liabilities	1,063	969	925
Share owners' equity	903	1,502	1,609
Total liabilities and share owners' equity	$9,548	$9,699	$9,940

See accompanying notes.

OWENS-ILLINOIS GROUP, INC.

CONDENSED CONSOLIDATED CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(413)	$285
Loss from discontinued operations	1	1
Non-cash charges
Depreciation and amortization	380	384
Pension expense	24	25
Restructuring, asset impairment and related charges	56	70
Pension settlement charges	13
Goodwill impairment charge	595
Cash payments
Pension contributions	(29)	(26)
Cash paid for restructuring activities	(41)	(21)
Change in components of working capital	(661)	(545)
Other, net (a)	(36)	(34)
Cash provided by (utilized in) continuing operating activities	(111)	139
Cash utilized in discontinued operating activities	(1)	(1)
Total cash provided by (utilized in) operating activities	(112)	138
Cash flows from investing activities:
Cash payments for property, plant and equipment	(333)	(383)
Acquisitions, net of cash acquired	(157)
Contributions and advances to joint ventures	(22)	(48)
Net cash proceeds on disposal of assets	2	10
Other, net	5
Cash utilized in investing activities	(505)	(421)
Cash flows from financing activities:
Changes in borrowings, net	593	413
Distributions to parent	(200)	(146)
Payment of finance fees and note repurchase premiums	(31)	(13)
Distributions to noncontrolling interests	(7)	(9)
Net cash proceeds for hedging activity	28
Cash provided by financing activities	383	245
Effect of exchange rate fluctuations on cash	(5)	(14)
Decrease in cash	(239)	(52)
Cash at beginning of period	512	492
Cash at end of period	$273	$440

(a)	Other, net includes other non-cash charges plus other changes in non-current assets and liabilities.

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

Financial information for the three and nine months ended September 30, 2019 and 2018 regarding the Company’s reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales:
Americas	$918	$939	$2,733	$2,777
Europe	588	613	1,834	1,930
Asia Pacific	152	165	455	491
Reportable segment totals	1,658	1,717	5,022	5,198
Other	12	17	41	44
Net sales	$1,670	$1,734	$5,063	$5,242

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Segment operating profit:
Americas	$123	$158	$380	$458
Europe	79	87	248	260
Asia Pacific	3	10	13	16
Reportable segment totals	205	255	641	734
Items excluded from segment operating profit:
Retained corporate costs and other	(20)	(24)	(71)	(81)
Charge for goodwill impairment	(595)		(595)
Restructuring, asset impairment, pension settlement and other charges	(43)		(86)	(73)
Interest expense, net	(83)	(63)	(215)	(199)
Earnings (loss) from continuing operations before income taxes	$(536)	$168	$(326)	$381

Financial information regarding the Company’s total assets is as follows:

	September 30,	December 31,	September 30,
	2019	2018	2018
Total assets:
Americas	$5,241	$5,497	$5,455
Europe	3,053	3,036	3,220
Asia Pacific	1,021	918	999

Reportable segment totals	9,315	9,451	9,674
Other	233	248	266
Consolidated totals	$9,548	$9,699	$9,940

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

For the three and nine month periods ended September 30, 2019 and September 30, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet. For the three and nine month periods ended September 30, 2019 and September 30, 2018, revenue recognized from prior periods (for example, due to changes in transaction price) was not material.

The following tables for the three months ended September 30, 2019 and 2018 disaggregates the Company’s revenue by customer end use:

	Three months ended September 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$591	$409	$106	$1,106
Food and other	192	119	26	337
Non-alcoholic beverages	135	60	20	215
Reportable segment totals	$918	$588	$152	$1,658
Other				12
Net sales				$1,670

	Three months ended September 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$582	$419	$121	$1,122
Food and other	209	127	24	360
Non-alcoholic beverages	148	67	20	235
Reportable segment totals	$939	$613	$165	$1,717
Other				17
Net sales				$1,734

The following tables for the nine months ended September 30, 2019 and 2018 disaggregates the Company’s revenue by customer end use:

	Nine months ended September 30, 2019
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,744	$1,315	$320	$3,379
Food and other	564	331	80	975
Non-alcoholic beverages	425	188	55	668
Reportable segment totals	$2,733	$1,834	$455	$5,022
Other				41
Net sales				$5,063

	Nine months ended September 30, 2018
	Americas	Europe	Asia Pacific	Total

Alcoholic beverages (beer, wine, spirits)	$1,743	$1,383	$361	$3,487
Food and other	594	351	72	1,017
Non-alcoholic beverages	440	196	58	694
Reportable segment totals	$2,777	$1,930	$491	$5,198
Other				44
Net sales				$5,242

4. Inventories

Major classes of inventory at September 30, 2019, December 31, 2018 and September 30, 2018 are as follows:

	September 30,	December 31,	September 30,
	2019	2018	2018
Finished goods	$836	$849	$808
Raw materials	134	125	119
Operating supplies	45	44	46
	$1,015	$1,018	$973

5. Goodwill

The changes in the carrying amount of goodwill as of September 30, 2018, December 31, 2018, and September 30, 2019 are as follows:

	Europe	Americas	Other	Total
Balance as of September 30, 2018	$889	$1,655	$5	$2,549
Translation effects	(15)	(21)		(36)
Balance as of December 31, 2018	874	1,634	5	2,513
Translation effects	(36)	(9)		(45)
Acquisition related adjustments		20		20
Impairment		(595)		(595)
Balance as of September 30, 2019	$838	$1,050	$5	$1,893

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment had occurred during the the third quarter of 2019. The triggering events were management’s update to its long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, primarily in the beer category, and this trend is likely to continue into the foreseeable future. These factors, combined with the narrow difference between the estimated fair value and carrying value of the North American reporting unit as of December 31, 2018, resulted in the Company performing an interim impairment analysis during the third quarter of 2019. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis.

When performing its test for goodwill impairment, the Company compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then any excess of the carrying value over the BEV is recorded as an impairment loss. The calculations of the BEV are based on significant internal and external inputs, such as projected future cash flows of the reporting units, discount rates, terminal business value, among other assumptions. The valuation approach utilized by management represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of unobservable inputs. The Company’s projected future cash flows incorporates management’s best estimates of the expected future results including, but not limited to, price trends, customer demand, material costs, asset replacement costs and any other known factors.

The remaining balances of goodwill remain susceptible to future impairment charges. If the Company’s projected future cash flows were substantially lower, or if the assumed weighted average cost of capital were substantially higher, the testing performed during the third quarter of 2019 may have indicated an impairment in one of the Company’s other reporting units or additional impairment of the North American reporting unit’s goodwill. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

The acquisition-related adjustment in 2019 relates to the Nueva Fanal acquisition that the Company completed on June 28, 2019. See Note 19 for additional details.

Goodwill for the Asia Pacific segment is $0 and net of accumulated impairment losses of $1,135 million as of September 30, 2018, December 31, 2018, and September 30, 2019.

6. Derivative Instruments

The Company has certain derivative assets and liabilities, which consist of natural gas forwards, foreign exchange option and forward contracts, interest rate swaps and cross-currency swaps. The valuation of these instruments is determined primarily using the income approach, including discounted cash flow analysis on the expected cash flows of each derivative. Natural gas forward rates, foreign exchange rates and interest rates are the significant inputs into the valuation models. The Company also evaluates counterparty risk in determining fair values. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These inputs are observable in active markets over the terms of the instruments the Company holds, and, accordingly, the Company classifies its derivative assets and liabilities as Level 2 in the hierarchy.

Commodity Forward Contracts Designated as Cash Flow Hedges

The Company enters into commodity forward contracts related to forecasted natural gas requirements, the objectives of which are to limit the effects of fluctuations in the future market price paid for natural gas and the related volatility in cash flows.

An unrecognized gain of $1 million at September 30, 2019, an unrecognized gain of $1 million at December 31, 2018 and an unrecognized loss of $8 million at September 30, 2018 related to the commodity forward contracts were included in Accumulated OCI, and will be reclassified into earnings in the period when the commodity forward contracts expire.

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

An unrecognized loss of $19 million at September 30, 2019, an unrecognized loss of $9 million at December 31, 2018 and an unrecognized loss of $9 million at September 30, 2018, related to these cross-currency swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

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

An unrecognized loss of $2 million at September 30, 2019, an unrecognized loss of less than $1 million at December 31, 2018 and an unrecognized gain of less than $1 million at September 30, 2018 related to these interest rate swaps, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in non-U.S. subsidiaries and uses cross-currency swaps to partially hedge this exposure.

An unrecognized gain of $12 million at September 30, 2019, an unrecognized gain of $4 million at year ended December 31, 2018 and an unrecognized loss of less than $1 million at September 30, 2018, related to these net investment hedges, were included in Accumulated OCI, and will be reclassified into earnings within the next twelve months.

Balance Sheet Classification

The following table shows the amount and classification (as noted above) of the Company’s derivatives at September 30, 2019, December 31, 2018 and September 30, 2018:

	Fair Value of			Fair Value of
	Hedge Assets			Hedge Liabilities
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2019	2018	2018	2019	2018	2018
Derivatives designated as hedging instruments:
Commodity forward contracts (a)	$1	$1	$8	$—	$—	$—
Interest rate swaps - fair value hedges (b)	17	6	4		1	11
Cash flow hedges of foreign exchange risk (c)	36	10	11		1	12
Interest rate swaps - cash flow hedges (d)				1
Net investment hedges (e)	7	6	5		8	5
Total derivatives accounted for as hedges	$61	$23	$28	$1	$10	$28
Derivatives not designated as hedges:
Foreign exchange derivative contracts (f)	2	2	2	3	2	1
Total derivatives	$63	$25	$30	$4	$12	$29

Current	$34	$19	$18	$3	$3	$1
Noncurrent	29	6	12	1	9	28
Total derivatives	$63	$25	$30	$4	$12	$29

(a) The notional amounts of the commodity forward contracts were $19 million, $21 million and $21 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The maximum maturity dates were in 2020 for all three periods.

(b) The notional amounts of the interest rate swaps designated as fair value hedges were €725 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The maximum maturity dates were in 2024 for all three periods.

(c) The notional amounts of the cash flow hedges of foreign exchange risk were $1.210 billion, $587 million and $590 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The maximum maturity dates were in 2023 for all three periods.

(d) The notional amounts of the interest rate swaps designated as cash flow hedges were $180 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Maximum maturity dates were 2021 at September 30, 2019 and 2020 at September 30, 2018 and December 31, 2018, respectively.

(e) The notional amounts of the net investment hedges were €160 million and maximum maturity dates were 2020 at September 30, 2019 and December 31, 2018.

(f) The notional amounts of the foreign exchange derivative contracts were $169 million, $470 million and $410 million and maximum maturity dates were 2020, 2019, and 2018 at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Three months ended September 30,		Three months ended September 30,
Derivatives designated as hedging instruments:	2019	2018	2019	2018
Cash Flow Hedges
Commodity forward contracts (a)	$(1)	$1	$—	$—
Cash flow hedges of foreign exchange risk (b)	(52)	7	(54)	(9)
Cash flow hedges of interest rate risk (c)
Net Investment Hedges
Net Investment Hedges	8		2
	$(45)	$8	$(52)	$(9)

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	Nine months ended September 30,		Nine months ended September 30,
Derivatives designated as hedging instruments:	2019	2018	2019	2018
Cash Flow Hedges
Commodity forward contracts (a)	$—	$6	$(1)	$(1)
Cash flow hedges of foreign exchange risk (b)	(50)	8	(66)	1
Cash flow hedges of interest rate risk (c)	(1)
Net Investment Hedges
Net Investment Hedges	13		(2)
	$(38)	$14	$(69)	$—

	Amount of Gain (Loss) Recognized in Other income (expense), net		Amount of Gain (Loss) Recognized in Other income (expense), net
	Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedges:	2019	2018	2019	2018
Foreign exchange derivative contracts	$1	$—	$8	$(1)

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded to (a) cost of goods sold, (b) other expense, net or (c) interest expense, net.

7. Restructuring Accruals

Selected information related to the restructuring accruals for the three months ended September 30, 2019 and 2018 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2019	$50	$	$20	$70
Charges	5	17	2	24
Write-down of assets to net realizable value		(17)		(17)
Net cash paid, principally severance and related benefits	(6)		(6)	(12)
Other, including foreign exchange translation			(1)	(1)
Balance at September 30, 2019	$49	$—	$15	$64

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at July 1, 2018	$71	$	$16	$87
Net cash paid, principally severance and related benefits	(8)		(1)	(9)
Other, including foreign exchange translation	(1)		(2)	(3)
Balance at September 30, 2018	$62	$—	$13	$75

Selected information related to the restructuring accruals for the nine months ended September 30, 2019 and 2018 is as follows:

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2019	$47	$	$22	$69
Charges	32	17	7	56
Write-down of assets to net realizable value		(17)		(17)
Net cash paid, principally severance and related benefits	(30)		(11)	(41)
Other, including foreign exchange translation			(3)	(3)
Balance at September 30, 2019	$49	$—	$15	$64

	Employee	Asset	Other	Total
	Costs	Impairment	Exit Costs	Restructuring
Balance at January 1, 2018	$67	$	$18	$85
Charges	15	53	2	70
Write-down of assets to net realizable value		(53)		(53)
Net cash paid, principally severance and related benefits	(18)		(3)	(21)
Other, including foreign exchange translation	(2)		(4)	(6)
Balance at September 30, 2018	$62	$—	$13	$75

When a decision is made to take restructuring actions, the Company manages and accounts for them programmatically apart from the on-going operations of the business. Information related to major programs is presented separately while minor initiatives are presented on a combined basis. As of September 30, 2019 and 2018, no major restructuring programs were in effect.

In the three and nine months ended September 30, 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring and other charges of $24 million and $56 million, respectively. These charges consisted of employee costs such as severance and benefit-related costs, write-down of assets and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and America’s headquarters and a furnace closure in the Americas. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three months ended September 30, 2019, these charges were recorded to Other expense, net on the Condensed Consolidated Results of Operations. For the nine months ended September 30, 2019, these charges were recorded to Selling and administrative expense ($2 million) and Other expense, net ($54 million) on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out by the end of 2019.

In the nine months ended September 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $70 million. These charges consisted of employee costs, write-down of assets and other exit costs primarily related to a plant closure in the Americas region. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring actions primarily relate to capacity curtailments and the Company plans to reallocate the products produced to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($65 million) on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019.

The Company’s decisions to curtail selected production capacity have resulted in write downs of certain long-lived assets to the extent their carrying value exceeded fair value or fair value less cost to sell. The Company classified the assumptions used to determine the fair value of the impaired assets in the period that the measurement was taken as Level 3 (third party appraisal) in the fair value hierarchy as set forth in the general accounting principles for fair value measurements. For the asset impairments recorded through September 30, 2019 and 2018, the remaining carrying value of the impaired assets was approximately $0 and $3 million, respectively.

8. Pension Benefit Plans

The components of the net periodic pension cost for the three months ended September 30, 2019 and 2018 are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Service cost	$3	$4	$3	$4
Interest cost	15	15	7	7
Expected asset return	(22)	(25)	(11)	(13)
Amortization of actuarial loss	10	13	3	3
Net periodic pension cost	$6	$7	$2	$1

The components of the net periodic pension cost for the nine months ended September 30, 2019 and 2018 are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Service cost	$9	$11	$9	$11
Interest cost	45	45	22	23
Expected asset return	(65)	(74)	(33)	(40)
Amortization of actuarial loss	30	39	7	10
Net periodic pension cost	$19	$21	$5	$4

In addition to the above, the Company recorded pension settlement charges in the United States of $11 million and $13 million for the three and nine months ended September 30, 2019, respectively. These charges were a result of restructuring actions taken for a severance program for salaried employees at the Company’s corporate and Americas headquarters.

9. Leases

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

The Company uses an estimated incremental borrowing rate at the lease commencement date to determine the present value of lease payments when the implicit rate is not readily determinable in the lease. The Company’s incremental borrowing rate reflects a fully secured rate based on recent debt issuances, the credit rating of the Company, changes in currency and repayment timing of the lease, as well as publicly available data for instruments with similar characteristics when calculating incremental borrowing rates.

Certain lease agreements include terms with options to extend the lease, however none of these have been recognized in the Company’s right-of-use assets or lease liabilities since those options were not reasonably certain to be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees or variable lease payments and no lease transactions with related parties. For the three and nine months ended September 30, 2019, the Company’s lease costs associated with leases with terms less than 12 months or variable lease costs were immaterial. Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations.

The Company leases warehouses, office buildings and equipment under both operating and finance lease arrangements. Information related to leases is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets (included in Cost of goods sold and Selling and administrative expense)	$2	$5
Interest on lease liabilities (included in Interest expense, net)		1
Operating lease cost (included in Cost of goods sold and Selling and administrative expense)	21	63
Total lease cost	$23	$69

Nine months ended
September 30,
2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63
Operating cash flows from finance leases	1
Financing cash flows from finance leases	5
Right-of-use assets obtained in exchange for new operating lease liabilities	31

September 30, 2019
Supplemental balance sheet information
Operating leases:
Operating lease right-of-use assets (included in Other assets)	$186

Current operating lease liabilities (included in Other current liabilities)	63
Noncurrent operating lease liabilities (included in Other long-term liabilities)	123
Total operating lease liabilities	$186

Finance leases:
Property, plant and equipment	$77
Accumulated amortization	(31)
Property, plant and equipment, net	46

Current finance lease liabilities (included in Long-term debt due within one year)	6
Noncurrent finance lease liabilities (included in Long-term debt)	37
Total finance lease liabilities	$43

Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	6.0
Weighted-average discount rate:
Operating leases	3.8%
Finance leases	4.6%

Maturity of lease liabilities	Operating leases	Finance leases
2019	$19	$2
2020	64	9
2021	40	8
2022	30	8
2023	19	7
2024 and thereafter	32	19
Total lease payments	204	53
Less: imputed interest	(18)	(10)
Total lease obligations	$186	$43

Minimum payments related to leases not yet commenced as of September 30, 2019	$-	$130

10. Income Taxes

The Company calculates its interim tax provision using the estimated annual effective tax rate (“EAETR”) methodology in accordance with ASC 740-270. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effect of discrete items is then included to arrive at the total reported interim tax provision. The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income or loss in each tax jurisdiction in which the Company operates. The tax effects of discrete items are recognized in the tax provision in the quarter they occur in accordance with GAAP. Depending on various factors such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions and such factors as changes in tax laws, tax rates or regulations, changes in business, changing interpretation of existing tax laws or regulations, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions. The annual effective tax rate differs from the statutory U.S. Federal tax rate of 21% primarily because of varying non-U.S. tax rates.

The effective tax rates for the three and nine months ended September 30, 2019, were lower than the same periods in 2018 primarily due to a goodwill impairment charge recorded in 2019, which was not deductible for income tax purposes, as well as due to the geographic mix of earnings.

The Company is currently under examination in various tax jurisdictions in which it operates, including Bolivia, Brazil, Canada, China, Colombia, France, Germany, Indonesia, Italy and Peru. The years under examination range from 2004 through 2017. The Company has received tax assessments in excess of established reserves. The Company is contesting these tax assessments, and will continue to do so, including pursuing all available remedies such as appeals and litigation, if necessary. The Company believes that adequate provisions for all income tax uncertainties have been made. However, if tax assessments are settled against the Company at amounts in excess of established reserves, it could have a material impact on the Company’s results of operations, financial position or cash flows.

11. Debt

The following table summarizes the long-term debt of the Company:

	September 30,	December 31,	September 30,
	2019	2018	2018
Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans	$265	$—	$—
Term Loans:
Term Loan A	1,496
Previous Secured Credit Agreement:
Revolving Credit Facility:
Revolving Loans			335
Term Loans:
Term Loan A		897	908
Other secured debt	454	404	329
Senior Notes:
6.75%, due 2020 (€250 million at September 30, 2019 and €500 million at December 31, 2018 and September 30, 2018)	273	570	580
4.875%, due 2021 (€330 million)	360	376	382
5.00%, due 2022	498	497	497
4.00%, due 2023	307	306	306
5.875%, due 2023	690	688	687
3.125%, due 2024 (€725 million)	818	825	828
6.375%, due 2025	296	295	295
5.375%, due 2025	298	297	297
Finance leases	43	45	48
Other	16	14	16
Total long-term debt	5,814	5,214	5,508
Less amounts due within one year	302	33	21
Long-term debt	$5,512	$5,181	$5,487

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At September 30, 2019, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,496 million net of debt issuance costs). At September 30, 2019, the Company had unused credit of $1.2 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2019 was 3.26%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2019, the Company was in compliance with all covenants and restrictions in the Agreement.  In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In July 2019, the Company’s wholly owned subsidiary, OI European Group B.V., redeemed €250 million aggregate principal amount of its outstanding 6.75% senior notes due 2020 (the “Notes”). Following the redemption, €250 million aggregate principal amount of the Notes remain outstanding at September 30, 2019. The Company recorded $24 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to this redemption.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 6).

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

Fair values at September 30, 2019 of the Company’s significant fixed rate debt obligations are as follows:

	Principal	Indicated
	Amount	Market Price	Fair Value
Senior Notes:
6.75%, due 2020 (€250 million)	$273	$106.20	$290
4.875%, due 2021 (€330 million)	361	106.99	386
5.00%, due 2022	500	103.38	517
5.875%, due 2023	700	106.66	747
4.00%, due 2023	310	100.79	312
3.125%, due 2024 (€725 million)	793	105.41	836
6.375%, due 2025	300	106.93	321
5.375%, due 2025	300	103.84	312

12. Contingencies

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

As of September 30, 2019, OI Inc. had approximately 890 asbestos lawsuits pending. These pending lawsuits do not include an estimate of potential Administrative Claims that may be presented under a claims-handling agreement due to the uncertainties around presentation timing, quantities, or qualification rates. OI Inc. considers Administrative Claims to be filed and disposed when they are accepted for payment.

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

Since receiving its first Asbestos Claim, as of September 30, 2019, OI Inc. in the aggregate has disposed of approximately 401,100 Asbestos Claims at an average indemnity payment of approximately $10,000 per claim. During the three months ended September 30, 2019, OI Inc. disposed of approximately 300 Asbestos Claims. OI Inc.’s asbestos indemnity payments have varied on a per-claim basis and are expected to continue to vary considerably over time. Asbestos-related cash payments for 2018, 2017, and 2016 were $105 million, $110 million, and $125 million, respectively. OI Inc.’s cash payments per claim disposed (inclusive of legal costs) were approximately $86,000, $83,000 and $71,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Beginning with the initial liability of $975 million established in 1993, OI Inc. has accrued a total of approximately $5.0 billion through September 30, 2019, before insurance recoveries, for its asbestos-related liability. OI Inc.’s estimates of its liability have been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, changes in mortality rates, the inherent uncertainty of future disease incidence and claiming patterns against OI Inc., the significant expansion of the types of defendants that are now sued in this litigation, and the continuing changes in the extent to which these defendants participate in the resolution of cases in which OI Inc. is also a defendant.

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

Other Matters

Other litigation is pending against the Company, in many cases involving ordinary and routine claims incidental to the business of the Company and in others presenting allegations that are non-routine and involve compensatory, punitive or treble damage claims as well as other types of relief. The Company records a liability for such matters when it is probable that both the liability has been incurred and the amount of the liability can be reasonably estimated. Recorded amounts are reviewed and adjusted to reflect changes in the factors upon which the estimates are based, including additional information, negotiations, settlements and other events.

13. Share Owners’ Equity

The activity in share owners’ equity for the three months ended September 30, 2019 and 2018 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on July 1, 2019	$176	$3,149	$(1,850)	$115	$1,590
Net distribution to parent	(34)				(34)
Net earnings (loss)		(575)		8	(567)
Other comprehensive loss			(64)	(22)	(86)
Balance on September 30, 2019	$142	$2,574	$(1,914)	$101	$903

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on July 1, 2018	$452	$2,770	$(1,888)	$121	$1,455
Net distribution to parent	(18)				(18)
Net earnings		120		7	127
Other comprehensive income (loss)			54	(9)	45
Balance on September 30, 2018	$434	$2,890	$(1,834)	$119	$1,609

L

The activity in share owners’ equity for the nine months ended September 30, 2019 and 2018 is as follows:

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2019	$311	$3,004	$(1,927)	$114	$1,502
Net distribution to parent	(169)				(169)
Net earnings (loss)		(430)		17	(413)
Other comprehensive income (loss)			13	(30)	(17)
Balance on September 30, 2019	$142	$2,574	$(1,914)	$101	$903

	Share Owners’ Equity of the Company
			Accumulated
	Other		Other	Non-	Total Share
	Contributed	Retained	Comprehensive	controlling	Owners'
	Capital	Earnings	Loss	Interests	Equity
Balance on January 1, 2018	$553	$2,623	$(1,786)	$119	$1,509
Net distribution to parent	(119)				(119)
Net earnings		267		18	285
Other comprehensive loss			(48)	(18)	(66)
Balance on September 30, 2018	$434	$2,890	$(1,834)	$119	$1,609

14. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2019	$(830)	$(15)		$(1,005)		$(1,850)
Change before reclassifications	(96)	54		8		(34)
Amounts reclassified from accumulated other comprehensive income (loss)		(52)	(a)	12	(b)	(40)
Translation effect		2		7		9
Tax effect		1				1
Other comprehensive income (loss) attributable to the Company	(96)	5		27		(64)
Balance on September 30, 2019	$(926)	$(10)		$(978)		$(1,914)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on July 1, 2018	$(856)	$(11)		$(1,021)		$(1,888)
Change before reclassifications	40	(11)		(1)		28
Amounts reclassified from accumulated other comprehensive income (loss)		9	(a)	16	(b)	25
Translation effect		1				1
Other comprehensive income (loss) attributable to the Company	40	(1)		15		54
Balance on September 30, 2018	$(816)	$(12)		$(1,006)		$(1,834)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net postretirement benefit cost.

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018 is as follows:

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2019	$(889)	$(11)		$(1,027)		$(1,927)
Change before reclassifications	(37)	61		6		30
Amounts reclassified from accumulated other comprehensive income (loss)		(69)	(a)	37	(b)	(32)
Translation effect		5		6		11
Tax effect		4				4
Other comprehensive income (loss) attributable to the Company	(37)	1		49		13
Balance on September 30, 2019	$(926)	$(10)		$(978)		$(1,914)

						Total
						Accumulated
	Net Effect of	Change in Certain				Other
	Exchange Rate	Derivative		Employee		Comprehensive
	Fluctuations	Instruments		Benefit Plans		Loss
Balance on January 1, 2018	$(724)	$(5)		$(1,057)		$(1,786)
Change before reclassifications	(92)	(7)		(8)		(107)
Amounts reclassified from accumulated other comprehensive income (loss)			(a)	49	(b)	49
Translation effect				10		10
Other comprehensive income (loss) attributable to the Company	(92)	(7)		51		(48)
Balance on September 30, 2018	$(816)	$(12)		$(1,006)		$(1,834)

(a)	Amount is included in Cost of goods sold and Other expense, net on the Condensed Consolidated Results of Operations (see Note 6 for additional information).
(b)	Amount is included in the computation of net periodic pension cost (see Note 8 for additional information) and net postretirement benefit cost.

15. Other Expense (Income), Net

Other expense (income), net for the three and nine months ended September 30, 2019 and 2018 included the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment of goodwill (see Note 5)	$595	$—	$595	$—
Restructuring, asset impairment and other charges	31		69	68
Pension settlement charges	11		13
Foreign currency exchange loss	3	4	6	6
Intangible amortization expense	11	10	31	30
Royalty income	(3)	(3)	(10)	(9)
Non-income tax gain		(13)		(13)
Other expense (income), net	(3)	(18)	5	(33)
	$645	$(20)	$709	$49

16. Supplemental Cash Flow Information

Income taxes paid (received) in cash were as follows:

	Nine months ended September 30,
	2019	2018
U.S.	$—	$9
Non-U.S.	81	87
Total income taxes paid in cash	$81	$96

Interest paid in cash, including note repurchase premiums, for the nine months ended September 30, 2019 and 2018 was $224 million and $188 million, respectively. Cash interest for the nine months ended September 30, 2019 included $23 million of note repurchase premiums.

The Company uses various factoring programs to sell certain receivables to financial institutions as part of managing its cash flows. At September 30, 2019, December 31, 2018 and September 30, 2018, the amount of receivables sold by the Company was $369 million, $600 million and $289 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company reduced the use of its factoring programs compared to the most recent respective year end periods and this resulted in a higher use of working capital, and corresponding decrease to cash from operating activities, of approximately $231 million and $165 million, respectively.

17. Discontinued Operations

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

The loss from discontinued operations, which primarily reflects the ongoing costs for the Venezuelan expropriation, was approximately $1 million for each of the nine month periods ended September 30, 2019 and 2018.

18. New Accounting Pronouncement

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

The Company elected the package of practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date, and the transitional practical expedient for the treatment of existing land easements; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components (e.g., common-area maintenance costs). See Note 9, Leases, for additional information.

Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for the Company on January 1, 2020. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements.

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

19. Business Combinations

On June 28, 2019, the Company completed the acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V. (“Nueva Fanal”) from Grupo Modelo, an affiliate of Anheuser-Busch InBev SA/NV for a total purchase price of approximately $195 million. In the second quarter of 2019, the Company paid approximately $157 million in cash toward this acquisition and the remaining approximately $42 million is expected to be paid by the end of 2019, subject to a working capital adjustment. The Company financed this acquisition with debt. The Nueva Fanal facility is located near Mexico City, Mexico. Currently, this plant has four furnaces to produce and supply approximately 300,000 tons of glass containers annually for Grupo Modelo brands, such as Corona, for local and global export markets. Further, the Company has entered into a long-term agreement to continue to supply glass to Grupo Modelo. This acquisition increases the Company’s presence in the Mexican glass packaging market.

Nueva Fanal’s operating results are included in the Company’s unaudited condensed consolidated financial statements from the acquisition date as part of the Americas segment. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

The total purchase price will be allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.  The purchase agreement contains customary provisions for working capital adjustments, which the Company expects to resolve with the seller by the end of 2019.  The aggregate purchase price was preliminarily allocated to the Company’s balance sheet as of September 30, 2019 and has not yet been finalized because the Company has not yet completed its review of the asset and liability values and related amortization and depreciation periods.  The Company expects that the purchase price allocation process will be completed no later than the first quarter of 2020. The following table summarizes the preliminary estimates of fair value of the assets and liabilities assumed on June 28, 2019 and subsequent adjustments identified through the ongoing purchase price allocation process and recorded through the measurement period:

	June 28, 2019	Measurement Period Adjustments	September 30, 2019
Accounts receivable	$42		42
Inventory	17		17
Long lived assets (includes PP&E and intangibles)	164	19	183
Total assets	223	19	242
Accounts payable	25		25
Accrued liabilities	3		3
Deferred tax liabilities		19	19
Net assets acquired	$195	—	195

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

Financial information for the three and nine months ended September 30, 2019 and 2018 regarding the Company’s reportable segments is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Sales:
Americas	$918	$939	$2,733	$2,777
Europe	588	613	1,834	1,930
Asia Pacific	152	165	455	491
Reportable segment totals	1,658	1,717	5,022	5,198
Other	12	17	41	44
Net Sales	$1,670	$1,734	$5,063	$5,242

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment operating profit:
Americas	$123	$158	$380	$458
Europe	79	87	248	260
Asia Pacific	3	10	13	16
Reportable segment totals	205	255	641	734
Items excluded from segment operating profit:
Retained corporate costs and other	(20)	(24)	(71)	(81)
Charge for goodwill impairment	(595)		(595)
Restructuring, asset impairment, pension settlement and other charges	(43)		(86)	(73)
Interest expense, net	(83)	(63)	(215)	(199)
Earnings (loss) from continuing operations before income taxes	(536)	168	(326)	381
Provision for income taxes	(31)	(41)	(86)	(95)
Earnings (loss) from continuing operations	(567)	127	(412)	286
Loss from discontinued operations			(1)	(1)
Net earnings (loss)	(567)	127	(413)	285
Net earnings attributable to noncontrolling interests	(8)	(7)	(17)	(18)
Net earnings (loss) attributable to the Company	$(575)	$120	$(430)	$267
Net earnings (loss) from continuing operations attributable to the Company	$(575)	$120	$(429)	$268

Note: All amounts excluded from reportable segment totals are discussed in the following applicable sections.

Executive Overview — Quarters ended September 30, 2019 and 2018

Third Quarter 2019 Highlights

●	Net sales in the third quarter of 2019 were down nearly 4% with the same quarter in 2018, primarily due to lower organic shipments and the unfavorable effects of changes in foreign currency exchange rates, partially offset by incremental sales from the Nueva Fanal acquisition and higher prices.
●	Segment operating profit for reportable segments was down 20% in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by lower segment profit in the Americas.
●	Goodwill impairment charge of $595 million related to the Americas segment.
●	The Company advanced its tactical and strategic portfolio review initiative which now includes a strategic evaluation of its Australia and New Zealand operations.

Net sales for the third quarter of 2019 were $64 million lower than the third quarter of the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower organic shipments, partially offset by incremental sales from the Nueva Fanal acquisition and higher prices.

Loss from continuing operations before income taxes was $536 million in the third quarter of 2019 compared to earnings from continuing operations before income taxes of $168 million in the third quarter of 2018, a decrease of $704 million. This decrease was primarily due to charges related to a goodwill impairment, restructuring activities and note repurchase premiums recorded in the third quarter of 2019, as well as lower segment operating profit. Segment operating profit for reportable segments for the third quarter of 2019 was $50 million lower than the third quarter of the prior year. While the benefit of higher selling prices more than offset cost inflation, sluggish sales volumes and higher operating costs impacted the quarter. Increased operating costs reflected temporary capacity curtailments to align supply with lower than expected demand, as well as the nonoccurrence of several gains that were recorded in the third quarter of 2018.

Net interest expense for the third quarter of 2019 increased $20 million compared to the third quarter of 2018. Net interest expense in the third quarter of 2019 included $24 million of note repurchase premiums and the write-off of deferred finance fees that related to debt that was repaid prior to its maturity.

For the third quarter of 2019, the Company recorded a net loss from continuing operations attributable to the Company of $575 million compared to net earnings from continuing operations attributable to the Company of $120 million in the third quarter of 2018. Earnings in the third quarter of 2019 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $659 million in the third quarter of 2019.

Results of Operations — Third Quarter of 2019 compared with third Quarter of 2018

Net Sales

The Company’s net sales in the third quarter of 2019 were $1,670 million compared with $1,734 million for the third quarter of 2018, a decrease of $64 million, or nearly 4%. Unfavorable foreign currency exchange rates decreased sales by $63 million in the third quarter of 2019 compared to the prior year quarter as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Colombian peso, Mexican peso and the Euro. Higher selling prices increased net sales by $48 million in the quarter. Total glass container shipments, in tonnes, were down approximately 1% in the third quarter of 2019 compared to the prior year quarter. Excluding the impact of the Nueva Fanal acquisition, glass container shipments were down approximately 3.5% in the third quarter of 2019 compared to the prior year quarter and reflected generally sluggish demand given increased macroeconomic uncertainty. The net impact of lower organic sales and the additional sales from the Nueva Fanal acquisition resulted in a $44 million reduction to net sales in the third quarter of 2019 compared to the prior year.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2018		$1,717
Price	$48
Sales volume and mix	(44)
Effects of changing foreign currency rates	(63)
Total effect on reportable segment net sales		(59)
Reportable segment net sales - 2019		$1,658

Americas: Net sales in the Americas in the third quarter of 2019 were $918 million compared with $939 million for the third quarter of 2018, a decrease of $21 million, or 2%. Higher selling prices increased net sales by $30 million in the third quarter of 2019. The unfavorable effects of foreign currency exchange rate changes decreased net sales $21 million in the third quarter of 2019 compared to 2018. Total glass container shipments in the region were down nearly 1% in the third quarter of 2019 compared to the prior year quarter. Excluding the impact of the Nueva Fanal acquisition in the region, lower shipments to alcoholic beverage customers resulted in a 5% decline in glass container shipments. Year over year shipments in Colombia were strong compared to the third quarter in the prior year, however, shipments in Mexico (excluding the acquisition) were lower in the quarter. In the U.S., sales volumes were primarily impacted by lower shipments to alcoholic beverage customers, largely due to ongoing trends in beer shipments and lower shipments to non-alcoholic beverage customers. The net impact of lower organic sales in the region and the additional sales from the Nueva Fanal acquisition resulted in a $30 million reduction to net sales in the third quarter of 2019 compared to the prior year.

Europe: Net sales in Europe in the third quarter of 2019 were $588 million compared with $613 million for the third quarter of 2018, a decrease of $25 million, or 4%. Unfavorable foreign currency exchange rates impacted the region by approximately $34 million in the third quarter of 2019 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the third quarter of 2019 were down approximately 1% compared to the same quarter in 2018, primarily driven by lower food and non-alcoholic beverage bottle shipments. This resulted in $8 million of lower net sales and reflected generally soft demand given increased macroeconomic uncertainty. Selling prices in Europe increased net sales by $17 million in the third quarter of 2019 compared to the same period in the prior year.

Asia Pacific: Net sales in Asia Pacific in the third quarter of 2019 were $152 million compared with $165 million for the third quarter of 2018, a decrease of $13 million, or 8%. Glass container shipments in the third quarter of 2019 were down approximately 3% with the prior year period and were primarily due to lower shipment levels in China reflecting the impact of trade tensions. This resulted in $6 million of lower sales in the third quarter of 2019 compared to the prior year quarter. The effects of foreign currency exchange rate changes in the current year quarter decreased net sales by $8 million. Selling prices in the region increased net sales by $1 million in the third quarter of 2019 compared to the same period in the prior year.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Loss from continuing operations before income taxes was $536 million in the third quarter of 2019 compared to earnings from continuing operations before income taxes of $168 million in the third quarter of 2018, a decrease of $704 million. This decrease was primarily due to charges related to a goodwill impairment, restructuring activities and note repurchase premiums recorded in the third quarter of 2019, as well as lower segment operating profit.

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

Segment operating profit of reportable segments in the third quarter of 2019 was $205 million compared to $255 million for the third quarter of 2018, a decrease of $50 million, or 20%. The decrease was largely attributable to higher operating costs, sluggish sales and unfavorable foreign currency effects, partially offset by higher selling prices. Increased operating costs reflected temporary capacity curtailments to align supply with lower than expected demand, as well as the nonoccurrence of several gains that were recorded in the third quarter of 2018.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2018		$255
Price	$48
Sales volume and mix	(9)
Operating costs	(81)
Effects of changing foreign currency rates	(8)
Total net effect on reportable segment operating profit		(50)
Reportable segment operating profit - 2019		$205

Americas: Segment operating profit in the Americas in the third quarter of 2019 was $123 million compared with $158 million in the third quarter of 2018, a decrease of $35 million, or 22%. Selling prices were $30 million higher in the current year quarter compared to the prior year quarter. The net impact of lower organic sales volumes discussed above and the additional sales from the acquired Nueva Fanal facility resulted in a $6 million reduction to segment operating profit in the current year quarter. Segment operating profit was impacted by $43 million of higher operating costs in the third quarter of 2019 than the same quarter in the prior year, driven by cost inflation and temporary capacity curtailments in North America to align supply with demand. The region was also impacted by the nonoccurrence of a $13 million gain that was recorded in the third quarter of 2018 based on a favorable court ruling in Brazil. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year quarter.

Europe: Segment operating profit in Europe in the third quarter of 2019 was $79 million compared with $87 million in the third quarter of 2018, a decrease of $8 million, or 9%. The decrease in sales volume discussed above reduced segment operating profit in the current year quarter by $2 million. The effects of foreign currency exchange rates decreased segment operating profit by $3 million in the current year quarter. Selling prices were $17 million higher in the current quarter compared to the prior year quarter. Segment operating profit in the third quarter of 2019 decreased due to approximately $9 million of higher operating costs compared to the same period in the prior year, driven by cost inflation. The region was also impacted by the nonoccurrence of an $11 million gain on the sale of assets in the third quarter of 2018.

Asia Pacific: Segment operating profit in Asia Pacific in the third quarter of 2019 was $3 million compared with $10 million in the third quarter of 2018 a decrease of $7 million, or 70%. The decrease in sales volumes discussed above reduced segment operating profit in the current year quarter by $1 million. Selling prices were $1 million higher in the current quarter compared to the prior year quarter. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the current year quarter. Segment operating profit was impacted by $5 million of higher operating costs in the third quarter of 2019 than the same quarter in the prior year, driven by cost inflation.

Interest Expense, Net

Net interest expense for the third quarter of 2019 was $83 million compared with $63 million for the third quarter of 2018. Net interest expense included $24 million in the third quarter of 2019 for note repurchase premiums and the write-off of deferred finance fees related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense decreased $4 million in the third quarter of 2019 compared to the same quarter in the prior year due to lower interest rates on variable debt.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2019 was -5.8% compared with 24.4% for the three months ended September 30, 2018. The effective tax rate for the third quarter of 2019 was lower than the same period in 2018 primarily due to a goodwill impairment charge recorded in 2019, which was not deductible for income tax purposes, as well as due to the geographic mix of earnings.

Net Earnings from Continuing Operations Attributable to the Company

For the third quarter of 2019, the Company recorded a net loss from continuing operations attributable to the Company of $575 million compared to net earnings from continuing operations attributable to the Company of $120 million in the third quarter of 2018. The loss in the third quarter of 2019 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $659 million in the third quarter of 2019 as set forth in the following table (dollars in millions):

	Net Earnings	Net Earnings
	Increase	Increase
	(Decrease)	(Decrease)
Description	2019	2018
Charge for goodwill impairment	$(595)	$—
Restructuring, asset impairment, pension settlement and other charges	(44)
Note repurchase premiums, write-off of unamortized finance fees and third party fees	(24)
Net tax benefit for income tax on items above	4
Total	$(659)	$—

Executive Overview — Nine Months ended September 30, 2019 and 2018

2019 Highlights

●	Net sales in the first nine months of 2019 were down 3% from the same period in 2018, primarily due to the unfavorable effects of changes in foreign currency exchange rates and lower organic shipments, partially offset by incremental sales from the Nueva Fanal acquisition and higher prices.
●	Segment operating profit for reportable segments was down 13% in the first nine months of 2019 compared to the same period in 2018, primarily due to lower segment operating profit in the Americas.
●	Goodwill impairment charge of $595 million related to the Americas segment.
●	On June 28, 2019, the Company completed its acquisition of a four furnace glass plant located near Mexico City, Mexico for a total purchase price of approximately $195 million. The Company has also entered into a long-term glass supply agreement to continue to supply Grupo Modelo brands, such as Corona, for local and global export markets.
●	The Company entered into a new $3.0 billion senior secured credit facility with a final maturity date of June 2024.
●	The Company advanced its tactical and strategic portfolio review initiative which now includes a strategic evaluation of its Australia and New Zealand operations.

Net sales for the first nine months of 2019 were $179 million lower than the same period in the prior year primarily due to the unfavorable effect of changes in foreign currency exchange rates and lower organic shipments, partially offset by incremental sales from the Nueva Fanal acquisition and higher prices.

Loss from continuing operations before income taxes was $326 million in the first nine months of 2019 compared to $381 million of earnings in the same period of the prior year. This decrease was primarily due to charges related to a goodwill impairment, restructuring activities and note repurchase premiums recorded in the first nine months of 2019, as well as lower segment operating profit. Segment operating profit for reportable segments for the first nine months of 2019 was $93 million lower than the same period in the prior year, driven by lower segment operating profit in the Americas.

Net interest expense for the first nine months of 2019 increased $16 million compared to the same period in 2018. Net interest expense included $26 million and $11 million for note repurchase premiums and the write-off of deferred finance fees in the first nine months of 2019 and 2018, respectively, that related to debt that was repaid prior to its maturity.

For the first nine months of 2019, the Company recorded a loss from continuing operations attributable to the Company of $429 million compared to earnings of $268 million in the first nine months of 2018. Earnings (loss) in the first nine months of 2019 and 2018 included items that management considered not representative of ongoing operations. These items decreased earnings attributable to the Company by $701 million in the first nine months of 2019 and decreased net earnings attributable to the Company by $75 million in the first nine months of 2018.

Results of Operations — First nine months of 2019 compared with first nine months of 2018

Net Sales

The Company’s net sales in the first nine months of 2019 were $5,063 million compared with $5,242 million for the first nine months of 2018, a decrease of $179 million, or 3%. Unfavorable foreign currency exchange rates decreased sales by $219 million in the first nine months of 2019 compared to the prior year period as the U.S. dollar strengthened against the Australian dollar, Brazilian real, Colombian peso, Mexican peso and the Euro. Total glass container shipments, in tonnes, were approximately 1% lower in the first nine months of 2019 compared to the prior year period. Excluding the impact of the Nueva Fanal acquisition, total glass container shipments, in tonnes, were down approximately 2% in the first nine months of 2019 compared to the same period in the prior year and was primarily driven by lower alcoholic beverage shipments in the Americas. The net impact of lower organic sales and the additional sales from the Nueva Fanal acquisition resulted in a $91 million reduction to net sales in the third quarter of 2019 compared to the prior year. Higher selling prices increased net sales by $134 million in 2019.

The change in net sales of reportable segments can be summarized as follows (dollars in millions):

Reportable segment net sales - 2018		$5,198
Price	$134
Sales volume and mix (excluding acquisitions)	(91)
Effects of changing foreign currency rates	(219)
Total effect on reportable segment net sales		(176)
Reportable segment net sales - 2019		$5,022

Americas: Net sales in the Americas in the first nine months of 2019 were $2,733 million compared with $2,777 million in the same period in 2018, a decrease of $44 million, or 2%. Higher selling prices increased net sales by $84 million in the first nine months of 2019. Total glass container shipments in the region were down approximately 1% in the first nine months of 2019 compared to the prior year period. Excluding the impact of the Nueva Fanal acquisition in the region, total glass container shipments were down approximately 2%, primarily driven by lower shipments to alcoholic beverage and nonalcoholic beverage customers. Year over year shipments in Brazil and Colombia were strong compared to the first nine months in the prior year. In the U.S., sales volumes were primarily impacted by lower shipments to food and alcoholic beverage customers, largely due to ongoing trends in beer shipments and the transfer of production to the Company’s joint venture with Constellation Brands. The net impact of lower organic sales in the region and the additional sales from the Nueva Fanal acquisition resulted in a $56 million reduction to net sales in the first nine months of 2019 compared to the prior year. The unfavorable effects of foreign currency exchange rate changes decreased net sales $72 million in the first nine months of 2019 compared to 2018.

Europe: Net sales in Europe in the first nine months of 2019 were $1,834 million compared with $1,930 million for the same period in 2018, a decrease of $96 million, or 5%. Unfavorable foreign currency exchange rates impacted the region by approximately $118 million in the first nine months of 2019 as the Euro weakened in relation to the U.S. dollar. Glass container shipments in the first nine months of 2019 were down nearly 2% compared to the same period in 2018, primarily driven by capacity constraints, extreme weather conditions and generally soft demand given increased macroeconomic uncertainty, resulting in $27 million of lower net sales. Selling prices in Europe increased net sales by $49 million in the first nine months of 2019 compared to the same period in the prior year.

Asia Pacific: Net sales in Asia Pacific in the first nine months of 2019 were $455 million compared with $491 million for the same period in 2018, a decrease of $36 million, or 7%. Glass container shipments in the first nine months of 2019 were down nearly 1% compared with the same period in the prior year, which resulted in $8 million of lower sales. The effects of foreign currency exchange rate changes in the current year period decreased net sales by $29 million. Selling prices were $1 million higher in the first nine months of 2019 compared to the same period in the prior year.

Earnings from Continuing Operations before Income Taxes and Segment Operating Profit

Loss from continuing operations before income taxes was $326 million in the first nine months of 2019 compared to earnings from continuing operations before income taxes of $381 million in the first nine months of 2018, a decrease of $707 million, or 186%. This decrease was primarily due to charges related to a goodwill impairment, restructuring activities and note repurchase premiums recorded in the first nine months of 2019, as well as lower segment operating profit.

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

Segment operating profit of reportable segments in the first nine months of 2019 was $641 million compared to $734 million for the first nine months of 2018, a decrease of $93 million, or 13%. The decrease was largely attributable to the unfavorable effect of changes in foreign currency, lower sales volumes and higher operating costs, partially offset by higher selling prices. Increased operating costs reflected additional costs to commission a new joint venture furnace, unexpected weather related downtime, temporary capacity curtailments to align supply with lower than expected demand, as well as the nonoccurrence of several gains that were recorded in the first nine months of 2018.

The change in segment operating profit of reportable segments can be summarized as follows (dollars in millions):

Reportable segment operating profit - 2018		$734
Price	$134
Sales volume and mix	(19)
Operating costs	(183)
Effects of changing foreign currency rates	(25)
Total net effect on reportable segment operating profit		(93)
Reportable segment operating profit - 2019		$641

Americas: Segment operating profit in the Americas in the first nine months of 2019 was $380 million compared with $458 million in the same period in 2018, a decrease of $78 million, or 17%. The net impact of lower organic sales volumes discussed above and the additional sales from the acquired Nueva Fanal facility resulted in a $9 million reduction to segment operating profit in the first nine months of 2019. Selling prices were $84 million higher in the first nine months of 2019 compared to the same period in the prior year. Segment operating profit was impacted by $139 million of higher operating costs in the first nine months of 2019 than the same period in the prior year, driven by cost inflation, costs incurred to add production capacity at several plants in Latin America, weather-related downtime and temporary capacity curtailments in North America to align supply with demand. Segment operating profit in the region was also impacted by $8 million of lower insurance gains in the first nine months of 2019 than in the same period in the prior year. The region was also impacted by the nonoccurrence of a $13 million gain that was recorded in the third quarter of 2018 based on a favorable court ruling in Brazil. Partially offsetting this, the region’s restructuring actions in 2018 and 2019 have reduced operating costs by approximately $17 million in the first nine months of 2019, in line with management’s expectations. The effects of foreign currency exchange rates decreased segment operating profit by $10 million in the first nine months of 2019, which included a $4 million impact from the highly-inflationary basis of accounting in the region’s operations in Argentina.

Europe: Segment operating profit in Europe in the first nine months of 2019 was $248 million compared with $260 million in the same period in 2018, a decrease of $12 million, or 5%. The decrease in sales volume discussed above decreased segment operating profit in the first nine months of 2019 by $7 million. The effects of foreign currency exchange rates decreased segment operating profit by $13 million in the first nine months of 2019. Selling prices were $49 million higher in the first nine months of 2019 compared to the same period in the prior year. Segment operating profit in the first nine months of 2019 decreased due to approximately $30 million of higher operating costs compared to the same period in the prior year, primarily due to cost inflation. The region was also impacted by the nonoccurrence of an $11 million gain on the sale of assets in the first nine months of 2018.

Asia Pacific: Segment operating profit in Asia Pacific in the first nine months of 2019 was $13 million compared with $16 million in the first nine months of 2018, a decrease of $3 million, or 19%. The decrease in sales volume discussed above reduced segment operating profit by $3 million. Selling prices were $1 million higher in the first nine months of 2019 compared to the same period in the prior year. The effects of foreign currency exchange rates decreased segment operating profit by $2 million in the first nine months of 2019. The region experienced approximately $1 million of lower operating costs, which benefited segment operating profit, in the first nine months of 2019 compared to the same period in the prior year due to fewer asset improvement projects in 2019.

Interest Expense, Net

Net interest expense for the first nine months of 2019 was $215 million compared with $199 million for the first nine months of 2018. Net interest expense included $26 million and $11 million in the first nine months of 2019 and 2018, respectively, for note repurchase premiums and the write-off of deferred finance fees and third party fees that were related to debt that was repaid prior to its maturity. Exclusive of these items, net interest expense increased $1 million in the first nine months of 2019 compared to the same period in the prior year due to higher debt levels.

Provision for Income Taxes

The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2019 was -26.4% compared with 24.9% for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019, was lower than the same period in 2018 primarily due to a goodwill impairment charge recorded in 2019, which was not deductible for income tax purposes, as well as due to the geographic mix of earnings.

The Company expects that the full year effective tax rate for 2019 will range between approximately 24% and 26% (excluding the tax on items that management considers not representative of ongoing operations).

Net Earnings from Continuing Operations Attributable to the Company

For the first nine months of 2019, the Company recorded net losses from continuing operations attributable to the Company of $429 million compared to net earnings from continuing operations attributable to the Company $268 million in the first nine months of 2018. Earnings in 2019 and 2018 included items that management considered not representative of ongoing operations as set forth in the following table (dollars in millions):

	Net Earnings
	Increase
	(Decrease)
Description	2019	2018
Charge for goodwill impairment	$(595)	$—
Restructuring, asset impairment, pension settlement and other charges	(86)	(73)
Note repurchase premiums, write-off of unamortized finance fees and third party fees	(26)	(11)
Net tax benefit for income tax on items above	6	9
Total	$(701)	$(75)

Items Excluded from Reportable Segment Totals

Retained Corporate Costs and Other

Retained corporate costs and other for the third quarter of 2019 were $20 million compared with $24 million recorded in the third quarter of 2018. For the first nine months of 2019, retained corporate costs and other were $71 million compared with $81 million for the same period in 2018. These costs were lower in 2019 primarily due to the benefit of recent organization simplification initiatives and lower management incentive compensation expense.

Charge for Goodwill Impairment

As part of its on-going assessment of goodwill, the Company determined that indicators of impairment had occurred during the the third quarter of 2019. The triggering events were management’s update to it’s long-range plan, which indicated lower projected future cash flows for its North American reporting unit (in the Americas segment) as compared to the projections used in the most recent goodwill impairment test performed as of October 1, 2018, and a significant reduction in the Company’s share price. The Company’s business in North America has experienced declining shipments to its alcoholic beverage customers, primarily in the beer category, and this trend is likely to continue into the foreseeable future. These factors, combined with the narrow difference between the estimated fair value and carrying value of the North American reporting unit as of December 31, 2018, resulted in the Company performing an interim impairment analysis during the third quarter of 2019. As a result, the Company recorded a non-cash impairment charge of $595 million in the third quarter of 2019, which was equal to the excess of the North American reporting unit's carrying value over its fair value. Goodwill related to the Company’s other reporting units was determined to not be impaired as a result of the interim impairment analysis.

See Note 5 to the Consolidated Financial Statements for further information.

Restructuring, Asset Impairment and Other Charges

In the three and nine months ended September 30, 2019, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $43 million and $86 million, respectively. These charges consisted of employee costs, such as severance, benefit related costs and pension settlement costs, and other exit costs primarily related to a severance program for certain salaried employees at the Company’s corporate and America’s headquarters and a furnace closure in the Americas. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. For the three months ended September 30, 2019, these charges were recorded to Other expense, net ($42 million) and Cost of goods sold ($1 million) on the Condensed Consolidated Results of Operations. For the nine months ended September 30, 2019, these charges were recorded to Cost of goods sold ($1 million), Selling and administrative expense ($2 million) and Other expense, net ($83 million) on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the accrued employee costs will be paid out by the end of 2019.

In the nine months ended September 30, 2018, the Company implemented several discrete restructuring initiatives and recorded restructuring, asset impairment and other charges of $73 million. These charges consisted of employee costs, write-down of assets and other exit costs primarily related to a plant closure in the Americas region. These restructuring charges were discrete actions and are expected to approximate the total cumulative costs for those actions as no significant additional costs are expected to be incurred. These restructuring actions primarily relate to capacity curtailments and the Company plans to reallocate the products produced to other facilities. These charges were recorded to Cost of goods sold ($5 million) and Other expense, net ($68 million) on the Condensed Consolidated Results of Operations. The Company expects that the majority of the remaining cash expenditures related to the above charges will be paid out by the end of 2019.

See Note 7 to the Consolidated Financial Statements for further information.

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

The loss from discontinued operations, which primarily reflects the ongoing costs for the Venezuelan expropriation, was approximately $1 million for each of the nine month periods ended September 30, 2019 and 2018.

Strategic Portfolio and Operations Review

In the third quarter of 2019, the Company advanced its strategic review of its business portfolio and operating structure. This review is aimed at exploring options to maximize value, focused on aligning the Company’s business with demand trends, improving the Company’s operating efficiency, cost structure and working capital management, while ensuring the Company remains well-positioned to address its legacy liabilities. The review is ongoing and may result in divestitures, corporate transactions or similar actions, and could cause the Company to incur restructuring, impairment, disposal or other related charges in future periods.

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

The Agreement provides for up to $3.0 billion of borrowings pursuant to term loans and revolving credit facilities. The term loans mature, and the revolving credit facilities terminate, in June 2024. At September 30, 2019, the Agreement includes a $300 million revolving credit facility, a $1.2 billion multicurrency revolving credit facility, and a $1.5 billion term loan A facility ($1,496 million net of debt issuance costs). At September 30, 2019, the Company had unused credit of $1.2 billion available under the Agreement. The weighted average interest rate on borrowings outstanding under the Agreement at September 30, 2019 was 3.26%.

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

Failure to comply with these covenants and other customary restrictions could result in an event of default under the Agreement. In such an event, the Company could not request borrowings under the revolving facilities, and all amounts outstanding under the Agreement, together with accrued interest, could then be declared immediately due and payable. Upon the occurrence and for the duration of a payment event of default, an additional default interest rate equal to 2.0% per annum will apply to all overdue obligations under the Agreement. If an event of default occurs under the Agreement and the lenders cause all of the outstanding debt obligations under the Agreement to become due and payable, this would result in a default under a number of other outstanding debt securities and could lead to an acceleration of obligations related to these debt securities. As of September 30, 2019, the Company was in compliance with all covenants and restrictions in the Agreement. In addition, the Company believes that it will remain in compliance and that its ability to borrow funds under the Agreement will not be adversely affected by the covenants and restrictions.

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

In July 2019, the Company’s wholly owned subsidiary, OI European Group B.V., redeemed €250 million aggregate principal amount of its outstanding 6.75% senior notes due 2020 (the “Notes”). Following the redemption, €250 million aggregate principal amount of the Notes remain outstanding at September 30, 2019. The Company recorded $24 million of additional interest charges for note repurchase premiums and the write-off of unamortized finance fees related to this redemption.

In order to maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, the Company has entered into a series of interest rate swap agreements. These interest rate swap agreements were accounted for as either fair value hedges or cash flow hedges (see Note 6).

The Company assesses its capital raising and refinancing needs on an ongoing basis and may enter into additional credit facilities and seek to issue equity and/or debt securities in the domestic and international capital markets if market conditions are favorable. Also, depending on market conditions, the Company may elect to repurchase portions of its debt securities in the open market.

Cash Flows

Operating activities: Cash utilized in continuing operating activities was $111 million for the nine months ended September 30, 2019, compared to cash provided of $139 million for the nine months ended September 30, 2018. The increase in cash utilized by operating activities in the first nine months of 2019 was primarily due to lower net earnings, higher cash paid for restructuring payments and higher working capital levels than in the same period in 2018. Working capital was a use of cash of $661 million in the first nine months of 2019 compared to a use of cash of $545 million in the same period in 2018. The primary reasons for the higher use of working capital were higher accounts receivable balances and higher inventory balances than at year end 2018. As of September 30, 2019 and 2018, the Company reduced its level of accounts receivable factoring compared to the most recent respective year-end periods and this led to a use of cash from working capital in the first nine months of 2019 and 2018. The reduction in accounts receivable factoring compared to the most recent year end period was approximately $66 million more in the first nine months of 2019 than in 2018 and this contributed to a higher use of cash from working capital in the 2019 period. Also, the Company has continued to experience higher year over year sales levels in several countries, such as Brazil, Colombia and Mexico, and lower sales levels in the U.S. This change in the Company’s sales mix has impacted its receivables as longer payment terms are more common outside the U.S. Together, the impact of less factoring and a higher mix of sales outside the U.S. have negatively impacted the Company’s operating cash flows in the first nine months of 2019.

Cash payments for restructuring activities were $41 million in the first nine months of 2019 compared to $21 million in the same period in 2018, driven higher in 2019 by several restructuring projects in the Americas region and at the corporate headquarters. See Note 7 to the Consolidated Financial Statements for additional information.

Investing activities: Cash utilized in investing activities was $505 million for the nine months ended September 30, 2019, compared to $421 million utilized for the nine months ended September 30, 2018. Capital spending for property, plant and equipment was $333 million during the first nine months of 2019 compared to $383 million in the same period in 2018. Capital spending decreased in the first nine months of 2019 due to lower project activity in the Asia Pacific region, as well as a lower level of vendor invoices paid in early 2019 that were accrued at the end of 2018 compared to the same period in the prior year.

Cash paid for acquisitions was $157 million and $0 for the first nine months ended September 30, 2019 and 2018, respectively. On June 28, 2019, the Company completed its acquisition of Nueva Fábrica Nacional de Vidrio, S. de R.L. de C.V., a four furnace glass plant located near Mexico City, Mexico, from Grupo Modelo, a wholly owned affiliate of Anheuser-Busch InBev SA/NV. Through September 30, 2019, $157 million of the purchase price has been paid for this facility and an additional approximately $42 million is expected to be paid by the end of 2019. Contributions and advances to joint ventures were $22 million and $48 million in the first nine months of 2019 and 2018, respectively.

Financing activities: Cash provided by financing activities was $383 million for the nine months ended September 30, 2019, compared to $245 million for the same period in 2018. The increase in cash provided by financing activities was primarily due to higher net borrowings in the first nine months of 2019. The Company utilized approximately $200 million of cash for distributions to parent in the first nine months of 2019 compared to $146 million of cash utilized in the same period 2018.

Through the first nine months of 2019 and 2018, the Company paid $31 million and $13 million, respectively, for note repurchase premiums and finance fees. Also, the Company received approximately $28 million in proceeds related to hedging activity in the first nine months of 2019.

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

There have been no other material changes in critical accounting estimates at September 30, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This document contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933. Forward-looking statements reflect the Company's current expectations and projections about future events at the time, and thus involve uncertainty and risk. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. It is possible the Company's future financial performance may differ from expectations due to a variety of factors including, but not limited to the following: (1) foreign currency fluctuations relative to the U.S. dollar, (2) changes in capital availability or cost, including interest rate fluctuations and the ability of the Company to refinance debt at favorable terms, (3) the general political, economic and competitive conditions in markets and countries where the Company has operations, including uncertainties related to Brexit, economic and social conditions, disruptions in the supply chain, competitive pricing pressures, inflation or deflation, and changes in tax rates and laws, (4) the Company’s ability to generate sufficient future cash flows to ensure the Company’s goodwill is not impaired, (5) consumer preferences for alternative forms of packaging, (6) cost and availability of raw materials, labor, energy and transportation, (7) the Company’s ability to manage its cost structure, including its success in implementing restructuring or other plans aimed at improving the Company’s operating efficiency and working capital management, (8) consolidation among competitors and customers, (9) the Company’s ability to acquire or divest businesses, acquire and expand plants, integrate operations of acquired businesses and achieve expected benefits from acquisitions, divestitures or expansions, (10) unanticipated expenditures with respect to data privacy, environmental, safety and health laws, (11) unanticipated operational disruptions, including higher capital spending, (12) the Company’s ability to further develop its sales, marketing and product development capabilities, (13) the failure of the Company’s joint venture partners to meet their obligations or commit additional capital to the joint venture, (14) the ability of the Company and the third parties on which it relies for information technology system support to prevent and detect security breaches related to cybersecurity and data privacy, (15) changes in U.S. trade policies, (16) the Company’s ability to achieve its strategic plan, and the other risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequently filed Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. Any forward-looking statements in this document are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Forward-looking statements are not a guarantee of future performance and actual results or developments may differ materially from expectations. While the Company continually reviews trends and uncertainties affecting the Company's results of operations and financial condition, the Company does not assume any obligation to update or supplement any particular forward-looking statements contained in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For further information on legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements, “Contingencies,” that is included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in risk factors at September 30, 2019 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits.

jjjjjkljlkj

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of Owens-Illinois Group, Inc. for the quarter ended September 30, 2019, were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Results of Operations, (ii) the Condensed Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
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

OWENS-ILLINOIS GROUP, INC.

Date	October 29, 2019	By	/s/ John A. Haudrich
John A. Haudrich
Director, President and Chief Financial Officer